Form 10QSB
period 1999-06-30
IMAGIS TECHNOLOGIES INC
filed 1999-09-24
CIK 1088393

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                 FORM 10-QSB

(Mark One)

[ X ]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended June 30, 1999.

                                       or

[   ]	Transition Report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the transition period from		__________ to __________.

                         Commission file number 0-30090


                          IMAGIS TECHNOLOGIES INC.
       ----------------------------------------------------------------
       (Exact name of Small Business Issuer as Specified in its Charter)

    BRITISH COLUMBIA, CANADA
-------------------------------
(State or other jurisdiction of
incorporation or organization)

           1300-1075 WEST GEORGIA STREET, VANCOUVER, BC   V6E 3C9
       -------------------------------------------------------------
          (Address of principal executive offices)       (Zip Code)


Registrant's telephone number, including area code:  (604) 684-2449

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          		YES [ ]				NO [X]

State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date: 8,958,214 as of June 30, 1999.

Transitional Small Business Disclosure Format (check one):

                        				YES [ ]				NO [X]


                        IMAGIS TECHNOLOGIES INC.

                                  INDEX


PART I.  FINANCIAL INFORMATION

	Item 1. Consolidated Financial Statements:

		       Consolidated Balance Sheets (unaudited) as of
		       June 30, 1999 and December 31, 1998 ....................... 3

     		  Consolidated Statements of Operations (unaudited) for
		       The Three and Six months ended June 30, 1999 and 1998...... 5

     		  Consolidated Statements of Cash Flows (unaudited) for
     		  The Three and Six months ended June 30, 1999 and 1998...... 6

     		  Notes to Consolidated Financial Statements ................ 7

	Item 2. Management's Discussion and Analysis of Financial
     		  Condition and Results of Operations ....................... 9

PART II.  OTHER INFORMATION
 Item 1. Legal Proceedings .........................................13

	Item 2. Changes in Securities .....................................13

	Item 3. Defaults upon Senior Securities ...........................13

	Item 4. Submission of Matters to a Vote of Shareholders ...........13

	Item 5. Other Information .........................................14

	Item 6. Exhibits and Reports on Form 8-K ..........................14

 Signatures ........................................................15

 Exhibit Index .....................................................16

	Financial Data Schedule ...........................................17


                       PART I. - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

The following unaudited financial statements for the period ended June 30, 1999 are included in response to Item 1 and have been compiled by management.

The financial statements should be read in conjunction with the Management's Discussion and Analysis or Plan of Operations and other financial information included elsewhere in this Form 10-QSB.


                           IMAGIS TECHNOLOGIES INC.
                         CONSOLIDATED BALANCE SHEETS
                       (expressed in Canadian dollars)
                    (Unaudited - Prepared by Management)


                  											                          Jun 30	       Dec 31
                                                        1999          1998
                                       								          $	            $
ASSETS

CURRENT ASSETS
Cash and short-term investments						                 844,761	       38,804
Accounts receivable					 			                          141,174 	     126,163
Inventory										                                         -	      111,836
                                        											----------	   ----------
                                     									   		   985,935	      276,803

CAPITAL ASSETS					                            				    90,741	       70,124
                                        											----------	   ----------

                                        											 1,076,676	      346,927
                                        											==========	   ==========

See accompanying notes to financial statements.


                           IMAGIS TECHNOLOGIES INC.
                         CONSOLIDATED BALANCE SHEETS
                       (expressed in Canadian dollars)
                    (Unaudited - Prepared by Management)


											                                            Jun 30    	   Dec 31
                                          											   1999	         1998
                                          											    $		           $

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities			      		   256,424	      644,681
Notes payable				                                  						   -       590,000
Payable to Pacific Cascade Consultants Ltd.				       445,688	      416,572
Current portion of obligation under capital lease		     6,667	        6,667
											                                        ----------   	----------
	                                        										   708,779	    1,657,920
                                        											----------   	----------

OBLIGATION UNDER CAPITAL LEASE               						     9,445	        9,445
                                        											----------	   ----------

SHAREHOLDERS' EQUITY
Share capital								                             	 2,595,211		           1
Cost of financing			                           					   		   -             -
Deficit				                                  						(2,236,759)	  (1,320,439)
                                        											----------	   ----------
                                        											   358,452   	(1,320,438)
                                        											----------	   ----------

                                        											 1,076,676 	     346,927
                                       	 										==========	   ==========

See accompanying notes to financial statements.


                          IMAGIS TECHNOLOGIES INC.
           CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
                      (expressed in Canadian dollars)
                    (Unaudited - Prepared by Management)

     			                          Three Months Ended	      Six Months Ended

                        							        June 30		               June 30
      							                     1999	         1998 	     1999     	    1998
                      					 		     $ 	           $ 	        $ 	           $
Revenues					              	   118,580        81,511	   364,238       290,825
                     							----------	   ----------	----------	   ----------

Operating costs
Hardware purchases		      		    64,449	       19,419	   144,802   	    78,767
Marketing and sales	     			   209,114 	     159,970 	  338,590   	   332,837
Technology development	  			   147,494	            -    225,534         	   -
Administration				         	   472,017       217,506	   606,569   	   447,264
Write-off of inventory		  		   111,836 	           -	   111,836 		          -
Amortization			           		     9,172         5,100 	   14,432   	    11,900
                    	 						----------	   ----------	----------	   ----------
                    	 						 1,014,082       401,995  1,441,763   	   870,768

Loss before other			      		  (895,502)	    (320,484)(1,077,525)  	  (579,943)

Other revenues
Gain on debt settlement				    161,205 		          -    161,205 		          -
                     							----------	   ----------	----------   	----------
LOSS FOR THE PERIOD				       (734,297)     (320,484)  (916,320)     (579,943)
DEFICIT - BEGINNING       		==========	   ==========	(1,320,439)	       	   -
                                          											----------   	----------
DEFICIT - END 	        					                         (2,236,759)     (579,943)
                                       							   				==========	   ==========

EARNINGS PER COMMON SHARE
- basic (Canadian GAAP)				 $    (0.10)  $    (0.09)	$    (0.16)   $    (0.18)
                     							==========	  ==========	 ==========	   ==========
- weighted average number of
  common shares outstanding  8,061,511  	 3,400,000   6,320,973     3,230,939
                     							==========	  ==========	 ==========	   ==========

- basic (US GAAP)				      	$    (0.11)  $    (0.09) $    (0.17)   $    (0.18)
                     							==========  	==========	 ==========   	==========
- weighted average number of
  common shares outstanding  7,261,511    3,400,000   5,759,647	    3,230,939
                     							==========	  ==========	 ==========	   ==========

See accompanying notes to financial statements.

                           IMAGIS TECHNOLOGIES INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (expressed in Canadian dollars)
                     (Unaudited - Prepared by Management)


              							          Three Months Ended	         Six Months Ended
       					                   			  June 30			                June 30
                    							    1999     	    1998          1999	         1998
                                $             $             $             $
OPERATING ACTIVITIES
Loss for the period			  	  (734,297)     (320,484)     (916,320)     (579,943)
Amortization			        		     9,172         5,100 	      14,432 	      11,900

Changes in non-cash working capital items:
Accounts receivable				     160,219 	     110,705 	      96,825 	     (57,872)
Inventories	             						   - 	     (81,291)       		   - 	    (160,011)
Accounts payable	    				  (357,917)  	    95,773      (372,145)	     382,117
Loan from Pacific Cascade(1,152,403)  	  (154,178)       		   -	      386,582
                  							----------	   ----------	   ----------	   ----------
                  							(2,075,226)     (344,375)   (1,177,208)      (17,227)
                  							----------   	----------	   ----------	   ----------

INVESTING ACTIVITIES
Business combination		 		  (356,790)		          -	     (356,790)		          -
Deferred acquisition costs  313,500             -        		   - 	    (125,492)
Capital assets			       	   (35,049)      (26,850)	     (35,049)	     (91,610)
                  							----------	   ----------	   ----------	   ----------
                  							   (78,339)      (26,850)	    (391,839)     (217,102)
                 	 						----------	   ----------	   ----------	   ----------

FINANCING ACTIVITIES
Issuance of common shares
 for cash		               2,952,000 		          - 	   2,952,000 	       	   -
Loan from ValorInvest         	   -       100,000	        	   - 	     200,000
Loans payable				            		   -   	   173,274      (576,996)            -
                  							----------	   ----------	   ----------	   ----------
                     				 2,952,000   	   273,274     2,375,004       200,000
                     				----------	   ----------   	----------	   ----------

INCREASE IN CASH        	   798,435 	     (97,951)      805,957       (34,329)
CASH - BEGINNING 	           46,326        63,622        38,804    	        -
                  							----------   	----------   	----------	   ----------
CASH - END             		   844,761   	   (34,329)	     844,761       (34,329)
                 	 						==========	   ==========	   ==========	   ==========

See accompanying notes to financial statements.

                           IMAGIS TECHNOLOGIES INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (expressed in Canadian dollars)
                    (Unaudited - Prepared by Management)

1. BASIS OF PRESENTATION:

The consolidated financial statements of the Company are prepared in accordance with generally accepted accounting principles in Canada for interim financial reporting. For information on material differences between Canadian and United States accounting principles, reference should be made to the annual consolidated financial statements of Imagis Cascade Technologies Inc. ("Imagis") which have been filed with the Company's registration statement on Form 10-SB.

The financial information presented in these consolidated financial statements is unaudited. However, such information reflects all adjustments, consisting solely of normal recurring adjustments, necessary to a fair statement of the results for the interim periods presented.

2. SIGNIFICANT ACCOUNTING POLICIES:

Revenue Recognition:

Revenues arise from the sale of the Company's software products and from consulting services rendered in conjunction with their installation in complex, multiple-user environments. Each software product is discrete and self-contained and permits easy customer installation. Consequently, revenue from sale of software is not dependent on installation or customer acceptance and is recorded on shipment to the customer. For consulting services, revenues are only recorded when the service has been fully rendered.

Research and Development Expenditures:

The Company has a number of employees dedicated to on-going technology development work to expand the Company's product offering. Because this work is focused toward new product development for which there is no certainty of market acceptance and consequent recovery of costs, all such expenditures are expensed as incurred.

3. BUSINESS COMBINATION:

As described more fully in notes 1 and 8(b) to the Company's annual financial statements filed with the registration statement on Form 10-SB, on February 23, 1999 the Company acquired all of the issued and outstanding common shares of Imagis for common share and cash consideration. As the former shareholders of Imagis gained voting control of the Company on the acquisition, this business combination was accounted for as a reverse take-over transaction under which Imagis is deemed for accounting purposes to be the acquirer and the Company the acquired entity. Under these accounting principles, the consolidated financial statements of the Company present Imagis on a historical basis consolidated with the results of operations of the Company from the date of acquisition. The con-sideration issued was applied to the assets acquired and liabilities assumed of the Company based on their relative fair values at the date of acquisition as follows:

                         IMAGIS TECHNOLOGIES INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (expressed in Canadian dollars)
                   (Unaudited - Prepared by Management)

3.    BASIS OF PRESENTATION CONT'D:


Cash                              									 $239,522
Other current assets						                         -
Current liabilities			                  			  (33,012)
                                 										---------
Working capital acquired		              			  206,510
Cash consideration				                   		 (900,000)
                                 										---------
Net deficiency recognized as a
 charge to deficit on acquisition
 in accordance with accounting
 principles for reverse take-overs         $(693,490)
                                           =========


Pursuant to the terms of this acquisition, the Company is committed to pay an additional $400,000 to one of Imagis shareholders if, as and when 400,000 warrants exercisable at $1.25 each that were issued on the offering are exercised.

ITEM 2.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements:

Statements in this Quarterly Report on Form 10-QSB, including those concerning the Company's expectations of future sales, gross profits, research and development expenses, selling, general and administrative expenses, product introductions, cash requirements and Year 2000 compliance, include certain forward-looking statements. As such, actual results may vary materially from such expectations. Factors which could cause actual results to differ from expectations include variations in the level of orders which can be affected by general economic conditions and in the markets served by the Company's customers, the internation economic and political climates, difficulties or delays in product finctionality or performance, the timing of future product releases, failure to respond adequately to either changes in technology or customer preferences, changes in pricing by the Company or its competitors, ability to manage growth, risk of nonpayment of accounts receivable, changes in budgeted costs, ability to evaluate, identify and correct date recognition problems in software used by the Company, its customers or suppliers, all of which constitute significant risks. There can be no assurance that the Company's results of operations will not be adversely affected by one or more of these factors.

Overview:

In February, 1999, the Company completed its acquisition of Imagis-Cascade Technologies Inc. and in the current quarter, completed a financing raising approximately Cdn$2.9 million before financing costs. The acquisition, more fully described in the attached notes to the financial statements, was accounted for as a reverse take-over whereby the company acquired is deemed the parent for reporting purposes and the target is considered the acquired entity. This treatment conforms with generally accepted accounting principles in Canada which are essentially identical to thos applicable in the United States for such transactions.

Results of Operations for the three months ended June 30, 1999 and 1998:

Revenues:

Revenues were $118,580 for the second quarter, up somewhat from the comparable prior year period of $81,511. Revenues included almost equal contributions from sales of the Company's software products and various hardware components purchased from suppliers on behalf of customers to expand their functionality. The purchase of such hardware components is not viewed as an on-going require-ment of the sales process and reflected the customer mix during this period. The Company's marketing strategy involves strategic alliances with partners which can fill this hardware need as well as provide support services to customers. This will allow the Company to focus in the future essentially on the develop-ment and sale of software product.

Hardware Purchases:

Hardware purchases for the quarter amounted to $64,449, more than three times that expended in 1998 of $19,419. As noted above, the hardware purchases are expected to be considerably lower in future as a result of the Company's altered marketing approach and anticipated change in customer mix.

Marketing and Sales:

Marketing and Sales cost were $209,114 in the current quarter, reflecting the Company's stronger financial condition and increased focus on corporate and product exposure. During the period, the Company's sales team traveled extensively throughout North America to attend various trade shows. In 1998, Marketing and Sales costs were 24 per cent lower at $159,970, somewhat constrained by lower funding.

Technology Development:

Technology Development costs for the period ended June 30, 1999 were $147,494 while no costs were incurred in the prior comparable three month period. The current level of expenditure reflects the Company's commitment to new product development.

Administration:

Administrative costs of $472,017 were incurred in the three month period ended June 30, 1999 while comparable costs for the prior year in this quarter were only $217,506. Substantial additional costs amounting to an increase of 117 per cent were incurred by staff to support the work necessary to position the Company both for its sale and for the financing completed in the quarter.

Other Costs and Expenses:

Other costs include amortization of $9,172, an inventory valuation adjustment of $111,836, and a one-time gain on settlement of debt of $161,205, the latter two items related to terms negotiated with the vendors and creditors at the time of the acquisition. In the prior year, amortization amounted to only $5,100.

Net Loss for the Period:

In both three month periods, the Company experienced losses due to its early stage of operations. In the current three month period ended June 30, 1999, the loss amounted to $734,297 which is more than double that of the comparable period where the loss was $320,484. The higher loss in the current period reflects the impact of the higher costs in both Marketing and Sales and Administrative areas. Basic earnings per share was ($0.11) which was lower than for the prior year due to the dilution resulting from the acquisition and financing issuances this year. The basic earnings per share for the comparable 1998 period was ($0.09).

Results of Operations for the six months ended June 30, 1999 and 1998:

Revenues:

Revenues for the year to date were $364,238, and were 25 per cent higher than the prior year level of $290,825. Revenues included over $125,000 or 34 per cent for sales of the Company's principal product, CABS, with hardware revenues contributing almost the same amount. The higher revenue level over the prior year resulted primarily from higher hardware sales than in the prior year.

Hardware Purchases:

Hardware purchases and other materials aggregated $144,802, almost double the expenditure of the prior year of $78,767. As noted above, the hardware required is dependent on individual customer needs dictated to some degree by the size of the installation. Management expects that the hardware component of revenue will decline due to the involvement of strategic partners fulfilling this component need directly, but that software sales revenues will grow due to the extended reach of these partners, and this growth will more than compensate for the hardware revenue loss.

Marketing and Sales:

Expenditures on marketing and sales were $338,590 which is slightly more than for the comparable prior year period of $332,837. The Company has changed its marketing approach during the current year to engage strategic partners who can provide a far wider geographic reach and supplement the technical support required by customers. This strategy expands the sales force through the partners and frees up technical staff to focus exclusively on product development. While the period to period expenditure levels are comparable, the Company spent less on direct marketing in 1999 and more on development of the partner network and trade conference promotion to increase product awareness.

Technology Development:

The Company expended in the current year $225,534 on product development. The technical staff was more than doubled in size and two new product modules, Evidence ID and Facial Recognition, were brought to the beta stage in the period. In the prior year, no expenditures were made as all staff were dedicated to marketing, customer support and financing of the Company to sustain its viability.

Administrative:

Administrative costs for the current year to date were $606,569, up 36 per cent over the prior year of $447,264. The higher expenditure level reflects the costs of engaging new staff and supporting the sale of the Company in February and its subsequent financing completed in May. Included in the current year amount are one-time costs associated with the above transactions which have been expensed amounting to approximately $189,000, primarily professional fees.

Other Costs and Expenses:

Other costs and expenses include amortization of $14,432, slightly higher than the previous year amount of $11,900. As well, there was an inventory valuation adjustment of $111,836, and a one-time gain of $161,205 on debt settlement, both of which relate to special terms negotiated with the vendors and creditors associated with the Company prior to the acquisition.

Loss for the Period:

The Company experienced a net loss for the period of $916,320 or $0.17 per share. This is considerably larger than that of the prior year of $579,943 or $0.18 per common share. The current year per share amount has only experienced a slight change due to the effect of the common share issuances arising from the acquisition and financing transactions in the period.

Liquidity and Capital Resources:

As described fully in the Company's Form 10-SB filing submitted in the second quarter, the Company completed its acquisition of Imagis Cascade Technologies Inc. in February issuing 3.5 million common shares in conjunction with the acquisition, and completed additionally two financings, a private placement of 608,214 common shares at a per share value of $0.56 yielding gross proceeds of $300,000, and a public offering of 2.4 million common shares at a per share value of $1.23 for gross proceeds of $2,952,000. These funds were used to repay cash obligations incurred in the acquisition of $900,000 and a bridge loan of $200,000 taken on prior to the acquisition closing to sustain the Company to the closing of the public financing. The remainder of the financing was available to support day-to-day operations of the Company. During the period, the Company purchased equipment totaling $35,049. In addition, while cash was augmented by collection of trade receivables amounting to $96,825, trade accounts payable of $372,145 were cleared from the accounts such that an overall draw on cash resources from operations of $1,177,208 resulted. Further cash was used to reduce other loans payable by $376,996.

At the period end, the Company had cash resources of $844,761 but working capital of only $267,711, due to an amount payable to a related party of $445,688 due in early year 2000. Subsequent to the quarter-end, due to the accelerated level of operations and expenditure, the liquidity of the Company declined and management is currently seeking additional financing through the issue of equity.

Year 2000:

The Company's current software products have all been developed over the past approximately two years and consequently are fully compliant with the require-ments for year 2000 and beyond. The development staff are technically know-ledgeable of the issues related to the Year 2000 problem, have consciously designed all products to not be sensitive to the problem and have conducted appropriate testing to ensure all products perform without difficulty or exception. The staff are aware that certain customer system software on which the Company's products operate are not Year 2000 compliant and where resonably possible, have made customers aware of the deficiency and exposure.

The Company has conducted a review of its internal financial reporting systems, completed testing using technically qualified consultants, identified non-compliant equipment and applications and replaced all non-compliant items. In addition, the Company has reviewed its dependence on third party providers of material and services and to the extent possible, satisfied itself that all such providers are working diligently and will be able to provide interrupted supply or service in year 2000.

Management has developed alternative plans as a precaution for additional steps to be taken both before and after the start of the new millennium to ensure continuous operations throughout the Company are maintained in this transitional and threatening period.

                      PART II. - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         NONE

ITEM 2.  CHANGES IN SECURITIES

A.  FINANCE OFFERING

Imagis Technologies Inc. completed an offering during the period of 2,400,000 units pursuant to an Exchange Offering Prospectus to residents of British Columbia, Canada, dated April 16, 1999. The Offering was completed at a price of Cdn $1.23 per unit for gross proceeds of Cdn $2,952,000. Each unit consists of one common share and one transferable share purchase warrant, two such warrants entitle the holder to acquire an additional common share at an exercise price of Cdn $1.23 per share up until October 29, 1999. The warrants are listed for trading on the Vancouver Stock Exchange under the symbol NAB.WT.

In addition, Imagis issued a total of 360,000 agents' warrants entitling the agents to purchase a total of 360,000 additional common shares at a price of Cdn $1.20 up until October 29, 1999.

Imagis received the net proceeds of the offering from its co-agents, Canaccord Capital Corporation and Goepel McDermid Inc. and on May 4, 1999, issued 1.2 million common shares of Imagis to Canaccord Capital Corporation and 1.2 million common shares to Goepel McDermid Inc. On April 29, 1999, Imagis issued 807,000 warrants at Cdn $1.23 expiring on October 29, 1999 to Canaccord Capital Corporation and 1.953 millnion warrants ad Cdn $1.23 to Goepel McDermid Inc.

B.  OPTIONS ISSUED

On April 13, 1999, Imagis received regulatory approval from the Vancouver Stock Exchange to issue 45,000 options, vested over three years, at an exercise price of Cdn $1.00 per share to a member of Imagis' Advisory Board.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

N/A

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a.  An Annual General Meeting of the shareholders was held on June 16, 1999.
b.  The following were voted by the shareholders to continue as Directors of the
Company:  Iain Drummond, Altaf Nazerali, Sandra Buschau, Fred Clarke, Rory
Godinho
c.  The following matters were considered at the meeting:
1.  To receive and consider the Report of the Directors.
2. To receive and consider the audited financial statements of the Company for the year ended December 31, 1998, together with the auditors' report thereon.
3. To appoint auditors for the ensuing year and to authorize the directors to fix remuneration to be paid to the auditors.

4.  To fix the number of directors for the ensuing year at five.
5.  To elect directors for the ensuing year.
6. To consider and, if deemed advisable, pass an ordinary resolution approving the grant of existing stock options to insiders and that general authority be given to the board of directors to grant directors, senior officers and employees of the Company, before the next annual general meeting of the Company, incentive stock options to purchase shares in the capital stock of the Company, and to amend any such options, for such periods, in such amounts and at such prices per share as agreed upon and in the discretion of the board of directors, provided that the same are in accordance with the policies of the Vancouver Stock Exchange, and that no further approval from the shareholders will be required before the exercise of all or part of any such options granted.
7. To consider and, if thought fit, to pass an ordinary resolution, with or without amendment:
8. Approving the Company's Stock Option Plan, as described in the Information Circular accompanying the Notice of Annual General Meeting; and
9. Authorizing the Company, subject to regulatory approval, to grant stock options pursuant and subject to regulatory approval, to grant stock options pursuant and subject to the terms and conditions of the Stock Option Plan, entitling the optionholders to purchase up to 1,800,000 common shares of the Company.
10.  To transact such other business as may properly come before the meeting.

ITEM 5.  OTHER INFORMATION

N/A

ITEM 6.  EXHIBITS AND REPORTS FILED ON FORM 8-K

(a)  Exhibits

     27 Financial Data Schedule

(b)  Reports on Form 8-K

     None.

                                Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  September 23, 1999

                         Imagis Technologies Inc.
                              (Registrant)

By: s IAIN DRUMMOND
      -------------
      Iain Drummond
      President & CEO

By: s ROSS WILMOT
      ------------
      Ross Wilmot
      Chief Financial Officer