Form 10QSB
period 1999-09-30
IMAGIS TECHNOLOGIES INC
filed 1999-11-15
CIK 1088393

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                FORM 10-QSB

(Mark One)

[ X ]     Quarterly Report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended September 30, 1999.

                                     or

[   ]     Transition Report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the transition period from __________ to __________.

                        Commission file number 0-30090


                           IMAGIS TECHNOLOGIES INC.
       ----------------------------------------------------------------
       (Exact name of Small Business Issuer as Specified in its Charter)

BRITISH COLUMBIA, CANADA					                NOT APPLICABLE
-------------------------------			  -------------------------------
(State or other jurisdiction of			  IRS Employer Identification No.
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

                      8,958,214 as of September 30, 1999

Transitional Small Business Disclosure Format (check one):

                         YES [ ]          NO [X]

                         IMAGIS TECHNOLOGIES INC.

                                  INDEX

PART I.  FINANCIAL INFORMATION

     Item 1. Consolidated Financial Statements:

             Consolidated Balance Sheets (unaudited) as of
             September 30, 1999 and December 31, 1998.......................3

             Consolidated Statements of Operations (unaudited) for
             The Three and Nine months ended September 30, 1999 and 1998....5

             Consolidated Statements of Cash Flows (unaudited) for
             The Three and Nine months ended September 30, 1999 and 1998....6

             Notes to Consolidated Financial Statements.....................7

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations............................9

PART II.  OTHER INFORMATION

     Item 1. Legal Proceedings..............................................14

     Item 2. Changes in Securities..........................................14

     Item 3. Defaults upon Senior Securities................................14

     Item 4. Submission of Matters to a Vote of Shareholders................14

     Item 5. Other Information..............................................14

     Item 6. Exhibits and Reports on Form 8-K...............................14

     Signatures.............................................................15

     Exhibit Index..........................................................16

     Financial Data Schedule................................................17

                       PART I. - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

The following unaudited financial statements for the period ended September 30, 1999 are included in response to Item 1 and have been compiled by management.

The financial statements should be read in conjunction with the Management's Discussion and Analysis or Plan of Operations and other financial information included elsewhere in this Form 10-QSB.

                           IMAGIS TECHNOLOGIES INC.
                         CONSOLIDATED BALANCE SHEETS
                       (expressed in Canadian dollars)
                     (Unaudited - Prepared by Management)

                                  								Sep 30		        Dec 31
								                                   1999	          	1998
                                    								$		             $
ASSETS

CURRENT ASSETS
  Cash				                             			 	 43,187 	        38,804
  Accounts receivable						                 327,024         126,163
  Inventory							                                -         111,836
                                         ----------      ----------
								                                    370,211        	276,803
CAPITAL ASSETS						                         99,597 	        70,124
                             							     ----------	     ----------
                                    								469,808 	       346,927
                             							     ==========	     ==========

See accompanying notes to financial statements.

                           IMAGIS TECHNOLOGIES INC.
                         CONSOLIDATED BALANCE SHEETS
                       (expressed in Canadian dollars)
                     (Unaudited - Prepared by Management)

                                  								Sep 30         Dec 31
								                                   1999		         1998
                                    								$		            $

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued liabilities  340,083 	      644,681
  Notes payable							                            -       	590,000
  Current portion of capital lease	 		        6,667       	  6,667
                             							     ----------	    ----------
                                    								346,750      1,241,348
							                                  ----------     ----------

OBLIGATION UNDER CAPITAL LEASE			             9,445 	        9,445
							                                  ----------	    ----------

PAYABLE TO PACIFIC CASCADE                		397,144 	      416,572
	                             					      ----------     ----------

SHAREHOLDERS' EQUITY
	Share capital				                       2,595,211 	             1
	Cost of financing					                    (69,292)	             -
	Retained earnings				                  (2,809,450)     (1,320,439)
							                                 ----------	     ----------
                            							       (283,531)     (1,320,438)
                            							     ----------	     ----------
                           	        							469,808        	346,927
                            							     ==========	     ==========

See accompanying notes to financial statements.

                           IMAGIS TECHNOLOGIES INC.
              CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
         FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 1999 AND 1998
                       (expressed in Canadian dollars)
                     (Unaudited - Prepared by Management)

                      					Three Months Ended	  	     Nine Months Ended
                      					   September 30		            September 30
                      					1999		        1998	  	     1999  	       1998
                     				 	 $ 		          $         		 $ 		          $

Revenues				                225,400   	   123,205    	 589,638       414,030
               				      ----------	   ----------   ----------    ----------

Operating costs
	Purchases of materials		    97,827 	      43,835    	 242,629     	 122,602
	Sales and marketing      	 262,426       158,924    	 601,016     	 491,761
	Technology development		   190,244 		          -    	 415,778     	       -
	Administration			          242,117       429,334 	     48,686     	 876,598
	Write-off of inventory		         -   	       	 -    	 111,836     	       -
	Amortization			              5,477 	      11,435       19,909     	  23,335
               				      ----------	   ----------   ----------    ----------
                    	 			 	 798,091 	     643,528    2,239,854     1,514,296
               				      ----------	   ----------   ----------    ----------

Loss before other		       	(572,691)	    (520,323)  (1,650,216)   (1,100,266)
               				      ----------   	----------   ----------    ----------

Other revenues
	Gain on debt settlement		        -   		        -    	 161,205 	           -
               				      ----------	   ----------   ----------    ----------

LOSS FOR THE PERIOD	       (572,691)	    (520,323)  (1,489,011)   (1,100,266)
RETAINED EARNINGS - BEG. ==========   	==========   (1,320,439)            -
                                      								      ----------    ----------
RETAINED EARNINGS - END			       			                (2,809,450)   (1,100,266)
                                    										      ==========    ==========
EARNINGS PER COMMON SHARE
- basic (Canadian GAAP)		$    (0.06)   $    (0.16)  $    (0.22)   $    (0.34)
               				      ==========    ==========   ==========    ==========
- weighted average number of common shares
  outstanding			          8,958,214   	 3,400,000    7,173,083     3,400,000
               				      ==========	   ==========   ==========    ==========
- basic (US GAAP) 	      $    (0.08)   $    (0.16)  $    (0.25)    $    (0.34)
               				      ==========	   ==========   ==========     ==========
- weighted average number of common shares
  outstanding			          8,158,214   	 3,400,000    6,373,083      3,400,000
               				      ==========	   ==========   ==========     ==========

See accompanying notes to financial statements.

                          IMAGIS TECHNOLOGIES INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 1999 AND 1998
                       (expressed in Canadian dollars)
                    (Unaudited - Prepared by Management)

                     					Three Months Ended   	    	Nine Months Ended
                   					     September 30		    	        September 30
                     					1999		        1998	   	    1999          1998
                     					 $        		   $	         	 $	            $

OPERATING ACTIVITIES
  Loss for the period		   (572,691)     (520,323)  (1,489,011)   (1,100,266)
  Amortization		       	 	   5,477   	    11,435       19,909     	  23,335
  Changes in non-cash working capital items:
    Accounts receivable		 (185,850)       (9,773)     (89,025)    	 (67,645)
    Inventories			               - 	      34,750 	          -     	(125,260)
    Accounts payable	   		  83,659 	     215,119    	(304,598)	     597,565
              				      ----------	   ----------   ----------    ----------
              				        (669,405)     (268,792)  (1,862,725)     (672,271)
              				      ----------	   ----------   ----------    ----------
INVESTING ACTIVITIES
  Business combination			        -          		 -    	(356,790)	           -
  Deferred acquisition costs     - 	     125,492 	          - 	           -
  Fixed assets		  	        (14,333)	     (12,766)     (49,382)    	(104,376)
               				     ----------	   ----------   ----------    ----------
                     				 	(14,333)	     112,726    	(406,172)    	(104,376)
             			  	     ----------	   ----------   ----------     ----------
FINANCING ACTIVITIES
  Issuance of common shares      - 		          -    2,952,000 	            -
  Cost of financing     			(69,292)		          -      (69,292)	            -
  Notes payable			               -          		 -     (490,000)     	       -
  Loan from PCC         			(48,544)  	    17,223    	(119,428)	      403,475
  Loan from Valorinvest Ltd.		   -   	   190,000 	          -      	 390,000
              			 	     ----------	   ----------   ----------     ----------
               				       (117,836)	     207,223    2,273,280      	 793,475
               				     ----------	   ----------   ----------     ----------

INCREASE IN CASH          (801,574)       51,157        4,383 	       16,828
CASH - BEG.               	844,761 	     (34,329)      38,804      	       -
	               			     ----------	   ----------   ----------      ----------
CASH - END                  43,187 	      16,828       43,187 	        16,828
               				     ==========	   ==========   ==========      ==========

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

3. BUSINESS COMBINATION:

As described more fully in notes 1 and 8(b) to the Company's annual financial statements filed with the registration statement on Form 10-SB, on February
23, 1999 the Company acquired all of the issued and outstanding common shares of Imagis for common share and cash consideration. As the former shareholders of Imagis gained voting control of the Company on the acquisition, this business combination was accounted for as a reverse take-over transaction under which Imagis is deemed for accounting purposes to be the acquirer and the Company the acquired entity. Under these accounting principles, the consolidated financial statements of the Company present Imagis on a historical basis consolidated with the results of operations of the Company from the date of acquisition. The consideration issued was applied to the assets acquired and liabilities assumed of the Company based on their relative fair values at the date of acquisition as follows:

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

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements:

Statements in this Quarterly Report on Form 10-QSB, including those concerning the Company's expectations of future sales revenues, gross profits, technology development, sales and marketing, and administrative expenses, product introductions, cash requirements and Year 2000 compliance, include certain forward-looking statements. As such, actual results may vary materially from such expectations. Factors which could cause actual results to differ from expectations include variations in the level of orders which can be affected by general economic conditions and in the markets served by the Company's customers, the international economic and political climates, difficulties or delays in product functionality or performance, the timing of future product releases, failure to respond adequately to either changes in technology or customer preferences, changes in pricing by the Company or its competitors, ability to manage growth, risk of nonpayment of accounts receivable, changes in budgeted costs, ability to evaluate, identify and correct date recognition problems in software used by the Company, its customers or suppliers, all of which constitute significant risks. There can be no assurance that the Company's results of operations will not be adversely affected by one or more of these factors.

Overview:

In February, 1999, Imagis Technologies Inc.,(the Company) completed its acquisition of Imagis-Cascade Technologies Inc. and in the previous quarter, completed a financing raising approximately Cdn$2.9 million before financing costs. The acquisition, more fully described in the notes to the financial statements appended, was accounted for as a reverse take-over whereby the company acquired is deemed the parent for reporting purposes and the acquirer is considered to be the acquired entity. This treatment conforms with generally accepted accounting principles in Canada which are essentially identical to those applicable in the United States for such transactions.

Prior to the acquisition, Imagis-Cascade Technologies Inc. had developed software programs directed to the security industry, primarily jails and other government agencies, and were in the process of developing its current primary product, CAB's, and other related products for the law enforcement sector. In addition, due to the lack of funding, the Company's management was focused on raising additional capital to continue operations. Consequently the period prior to the acquisition is not comparable to the current period. In addition, prior to the acquisition, the Company was small and privately held, and consequently many specific details on individual product sales volumes and revenues as well as functional costing were not tracked either in the Company's accounting system or by other means in a meaningful manner. Comparative numbers reported in the past for some functional costs included significant management allocations between categories.

Results of Operations for the three months ended September 30, 1999 and 1998:

Revenues:

Revenues were $225,400 for the third quarter, up 83 per cent over the comparable prior year period of $123,205. Revenues during the three month period ended September 30, 1999 included $99,477 from sales of the Company's CAB's software product, enhancements and related support contracts, $90,245 from the sales of other products and for installation services and $56,895 for sales of various hardware components purchased on behalf of customers. In 1999, revenues from the sale of older software products were only $3,999 in the first half and $4,250 in this quarter.

In past periods, the Company has supplied third-party products to its customers. Management of the Company intends to decrease its practice of supplying third-party products to its customers. Instead, management plans to develop strategic alliances with third-parties that will supply their products directly to the Company's customers. As a result of this shift in supply of third-party products, management expects revenues from hardware sales to decrease in future periods.

In the three month period ended September 30, 1998, of the total revenues of $123,005, revenues from software products and installation and support services were approximately $63,000. No sales of the Company's new CAB's product were made in this prior period. Sales of hardware products in the comparative 1998 period were approximately $60,000 or half of total revenues. During this period, all sales were made by the Imagis-Cascade Technologies staff directly to customers, and hardware sales were part of a comprehensive install.

Purchases of materials:

Materials purchases for the three month period ended September 30, 1999 amounted to $97,827, more than twice that purchased in the three month period ended September 30, 1998 of $43,835. As noted above, the costs of such purchases, primarily hardware components, are expected to be considerably lower in future periods as a result of the Company's altered marketing approach involving partners.

Sales and marketing:

Sales and marketing costs were $262,426 in the current quarter, up from $209,114 in the previous quarter, reflecting the Company's consistent marketing efforts to launch its new CAB's product and 65 per cent higher than the 1998 comparative period costs of $158,924. Sales and marketing costs reported include salaries of $82,473, travel to shows and to establish and support new partner relationships of $76,189, and materials and other advertising costs of $103,764. The higher 1999 expenditures were almost completely due to increased travel by sales staff.

Technology development:

Technology development costs for the quarter ended September 30, 1999 were $190,244. No costs were recorded to this category of expense in the comparable three month period in 1998. Costs in 1999 for programmer salaries were $135,939, representing 71 per cent of the category costs, and were $15,165 higher than the previous quarter, reflecting a further increase in staff from the previous two quarters. The remaining costs of $54,305 related to software and other support purchases and some travel for development staff. The additions to staff represents the Company's focus on new product development and is expected to increase in future periods. Costs of development in 1998 were not identified and were included in the Sales and marketing and Administration categories.

Administration:

Administrative costs of $242,117 were incurred in the three month period ended September 30, 1999, down significantly from the previous quarter costs of $472,017 and from the comparable 1998 quarter costs of $429,334. Costs included salaries and office costs of $167,991, travel amounting to $72,200 and all other of $1,926. The aggregate costs for the quarter are lower than in the previous quarter due essentially to lower legal costs. These legal costs were incurred to complete the financing transactions. The 1998 costs were significantly higher primarily due to the inclusion of approximately $120,000 of additional professional fees for accounting and legal services and for approximately $50,000 of additional salary costs, due in part to the allocation of development salaries to this category in 1998.

Other Costs and Expenses:

Other costs included amortization of $5,477 only. In the prior year, amortization amounted to $11,435.

Net Loss for the Period:

The Company experienced a loss in the current three month period ended September 30, 1999 of $572,691 as compared to $520,323 in the comparable period of 1998. The slightly higher loss in the current period reflects the impact of the recorded higher costs in Sales and marketing and Technology development only offset somewhat by the gain in revenues and the much lower administrative costs. Basic earnings per share was ($0.08) which was lower than for the prior year due to the dilution resulting from the acquisition and financing issuances this year. The basic earnings per share for the comparable 1998 period was ($0.16).

Results of Operations for the nine months ended September 30, 1999 and 1998:

Revenues:

Revenues for the year to date were $589,638, 42 per cent higher than the prior y ear level of $414,030. Revenues included approximately $303,452 or 51 per cent from sales of the Company's CAB's software product, installation services and sales of other products of $111,721, and hardware and other supplies sales of $174,465. As noted previously, prior year sales revenues were for older products sold into other government segments and for related hardware. Sales of hardware is estimated to have approximated $170,000 in 1998 with the remaining revenues derived from sales of older software and services aggregating $244,030.

Purchases of materials:

Purchases of hardware and other materials in the three month period ended September 30, 1999 aggregated $242,629, virtually double the expenditure of $122,602 in the three month period ended September 30, 1998. The hardware required is dependent on individual customer needs dictated to some degree by the size of the installation. Management expects that hardware sales revenues and costs will decline due to the involvement of strategic partners and their ability to directly fulfill this component need, but that software sales will grow as a result of the contribution of these partners to more than compensate for the loss of hardware revenue.

Sales and marketing:

Expenditures on sales and marketing for the year to date were $601,016 which is substantially higher than for the comparable prior year period of $491,761. As previously indicated, the Company has changed its marketing approach in the year to engage strategic partners which can provide a far wider geographic reach and also supplement the technical support requirements of customers. This strategy expands the sales force through the partners and frees technical staff to focus more exclusively on product development. The Company spent less on direct marketing this year and more on development of its partner relationships. Costs in the current year included salaries of $213,550, travel of $189,426 and other advertising materials and support costs of $198,040. In 1998, salaries were approximately $280,000, travel was $84,000 and all other costs amounted to $127,000. All prior period costs reported include some allocations to sales and marketing activities from the administrative category as detailed records separating all costs by function were not maintained. The above 1998 salary and other costs include costs for some technology development activity also. The lower travel expenses reflect the Company's limited funds during this period.

Technology development:

The development costs in the current year were $415,778. The technical staff was more than doubled in size and two new product modules, Evidence ID and ID 2000, were brought to the beta stage in the previous quarter and released during the last quarter. Salary costs of $320,454 were the largest cost component at 77 per cent of the total. Travel and support costs constituted the remaining 23 per cent or $95,324. Prior year costs for the year to date, as previously noted, were not segregated, but included in the Sales and marketing to some degree but for the most part in the Administrative costs.

Administrative:

Administrative costs for the current year to date were $848,686, slightly lower than in the prior year at $876,598. Included in this function are salaries and other office support costs of $457,913, professional fees, primarily legal, of $182,981, shareholder and regulatory costs of $52,971 and travel and other of $154,821. The 1998 comparative administrative costs included salaries and support costs of $649,000, legal and other professional fees of $131,000 and travel and other of $96,000. As noted above, some Technology development costs are included in the 1998 amounts reported in this category and consequently comparability is affected.

Other Costs and Expenses:

Other costs and expenses include amortization of $19,909, slightly lower than the previous year amount of $23,335. As well, there was an inventory valuation adjustment of $111,836, and a one-time gain of $161,205 on debt settlement, both of which relate to special terms negotiated with the vendors and creditors associated with the Company prior to the acquisition.

Loss for the Period:

The Company experienced a net loss for the period of $1,489,011 or $0.25 per share. This is considerably larger than that of the prior year of $1,100,266 or $0.34 per common share. The higher overall loss essentially reflects the higher Sales and marketing and Technology development costs from year to year. The current year per share amount, however, is a lessor amount due to the effect of the common share issuances arising from the acquisition and financing transactions in the period to date.

Liquidity and Capital Resources:

The Company completed its acquisition of Imagis-Cascade Technologies Inc. in February issuing approximately 4.0 million common shares in conjunction with the acquisition, and completed in addition a public offering of 2.4 million common shares at a per share value of $1.23 for gross proceeds of $2,952,000. These funds were used to repay cash obligations incurred in the acquisition of $900,000, subsequently reduced to $750,000 with the conversion of the remaining $150,000 into common shares, and a bridge loan of $200,000 taken on prior to the acquisition closing to sustain the Company to the closing of the public financing. The remainder of the financing was available to support day-to-day operations of the Company. During the year to September 30, the Company purchased equipment totaling $49,382. While cash was augmented by collection of trade receivables amounting to $89,025, trade accounts payable of $304,598 were cleared from the accounts such that an overall draw on cash resources from operations of $1,862,725 resulted. Further cash was used to reduce other loans payable by an aggregate of $609,428.

At the period end, the Company had cash resources of $43,187. The Company's working capitalposition has declined in the quarter to a deficit of $383,128 due in part to an amount payable to a related party of $397,144 early in year 2000. Subsequent to the quarter-end, management has arranged for a two-year term convertible debenture with interest at eight per cent per annum and principal amount of approximately $600,000 to provide additional working capital.

The Company believes that its working capital is adequate to meet the Company's current obligations and its ongoing costs associated with operations for the next 6 months. The Company currently has no commitments for any credit facilities such as revolving credit agreements or lines of credit that could provide additional working capital. The Company's capital requirements depend on several factors, including the success and progress of product development programs, the resources devoted to developing products, the extent to which products achieve market acceptance, and other factors. The Company expects to devote substantial cash for research and development. The Company currently intends to undertake an offering of equity securities in order to satisfy its cash requirements for the next 12 months. The Company cannot adequately predict the amount and timing of its future cash requirements. In addition to the currently intended equity security offering, the Company will consider additional public or private financing (including the issuance of additional equity securities) to fund all or a part of a particular program in the future. There can be no assurance, however, that the currently intended equity security offering will be successful or that other additional funding will be available or, if available, that it will be available on terms acceptable to the Company. If adequate funds are not available, the Company may have to reduce substantially or eliminate expenditures for research and development, testing, production and marketing of its proposed products, or obtain funds through arrangements with strategic partners that require the Company to relinquish rights to certain of its technologies or products. There can be no assurance that the Company will be able to raise additional cash if its cash resources are exhausted. The Company's ability to arrange such financing in the future will depend in part upon the prevailing capital market conditions as well as the Company's business performance.

Year 2000:

The Company's current software products have all been developed over the past two years and consequently are fully compliant with the requirements for year 2000 and beyond. The development staff are technically knowledgeable of the issues related to the Year 2000 problem, have consciously designed all products to not be sensitive to the problem and have conducted appropriate testing to ensure all products perform without difficulty or exception. The staff is aware that certain customer system software on which the Company's products operate is not Year 2000 compliant and where reasonably possible, have made customers aware of this deficiency and their operational risk.

The Company has conducted a review of its internal financial reporting and other operating systems, completed testing using technically qualified consultants, identified non-compliant equipment and applications and replaced all non-compliant items. In addition, the Company has reviewed its dependence on third-party providers of material and services and to the extent possible, satisfied itself that all such providers are working diligently and will be able to provide uninterrupted supply of service in year 2000.

Management has developed alternative plans as a precaution for additional steps to be taken both before and after the start of the new millennium to ensure continuous operations throughout the Company are maintained in this transitional and threatening period.

PART II. - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

        N/A
ITEM 2.  CHANGES IN SECURITIES

     	  N/A
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

        N/A
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     	  N/A
ITEM 5.  OTHER INFORMATION

On July 26, 1999, Mr. Robert Gordon joined the advisory board of Imagis. Mr. Gordon is currently the senior vice-president of Oracle Corporation, responsible for Oracle's operations in the Netherlands, Belgium, Middle East and Africa. Previously, Mr. Gordon was the President and CEO of Oracle Canada.

On August 16, 1999, Imagis signed contracts with the Royal Canadian Mounted Police (RCMP)in Moncton, New Brunswick; Sherwood Park, Alberta; and Terrace, B.C.

ITEM 6.  EXHIBITS AND REPORTS FILED ON FORM 8-K

        (a)  Exhibits

            27 Financial Data Schedule

        (b)  Reports on Form 8-K

            None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  November 15, 1999

Imagis Technologies Inc.
(Registrant)

                                       							By:	s IAIN DRUMMOND
                                        						----------------------
                                          								Iain Drummond
                                          								President & CEO

                                       							By:	s ROSS WILMOT
                                       							----------------------
                                          								Ross Wilmot
                                          								Chief Financial Officer

EXHIBIT INDEX

EXHIBIT

Financial Data Schedule