Form 10QSB
period 1999-06-30
IMAGIS TECHNOLOGIES INC
filed 1999-11-16
CIK 1088393

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

State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date: 8,958,214 as of June 30, 1999

Transitional Small Business Disclosure Format (check one):

		YES [ ]				NO [X]

                         IMAGIS TECHNOLOGIES INC.

                                INDEX

PART I.  FINANCIAL INFORMATION

	Item 1. Consolidated Financial Statements:

		  Consolidated Balance Sheets (unaudited) as of
		  June 30, 1999 and December 31, 1998 ................... 3

		  Consolidated Statements of Operations (unaudited) for
		  The Three and Six months ended June 30, 1999 and 1998.. 5

		  Consolidated Statements of Cash Flows (unaudited) for
		  The Three and Six months ended June 30, 1999 and 1998.. 6

		  Notes to Consolidated Financial Statements ............ 7

	Item 2. Management's Discussion and Analysis of Financial
 		  Condition and Results of Operations ...................9

PART II.  OTHER INFORMATION

	Item 1. Legal Proceedings .................................13

	Item 2. Changes in Securities .............................13

	Item 3. Defaults upon Senior Securities ...................13

	Item 4. Submission of Matters to a Vote of Shareholders ...13

	Item 5. Other Information .................................14

	Item 6. Exhibits and Reports on Form 8-K ..................14

      Signatures ...........................................15

      Exhibit Index ........................................16

	Financial Data Schedule ...................................17

PART I. FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

The following unaudited financial statements for the period ended June 30, 1999 are included in response to Item 1 and have been compiled by management.

The financial statements should be read in conjunction with the Management's Discussion and Analysis or Plan of Operations and other financial information included elsewhere in this Form 10-QSB.

IMAGIS TECHNOLOGIES INC.
CONSOLIDATED BALANCE SHEETS
(expressed in Canadian dollars)
(Unaudited - Prepared by Management)

                             						  Jun 30 	       Dec 31
                             						   1999	          1998
				                                   $		            $
ASSETS

CURRENT ASSETS
Cash						                             844,761	        38,804
Accounts receivable				                141,174 	      126,163
Inventory					                               -	       111,836
                         				    		 ----------	    ----------
                             						    985,935	       276,803
CAPITAL ASSETS					                     90,741	        70,124
                             						 ----------	    ----------
                           				  		  1,076,676	       346,927
                             						 ==========	    ==========

See accompanying notes to financial statements.

IMAGIS TECHNOLOGIES INC.
CONSOLIDATED BALANCE SHEETS
(expressed in Canadian dollars)
(Unaudited - Prepared by Management)

                             						  Jun 30      	  Dec 31
                             						   1999           1998
               				                    $		            $
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable And accruals          256,424	       644,681
Notes payable						                          -        590,000
Payable to Pacific Cascade             445,688	       416,572
Current portion capital lease            6,667	         6,667
                             						 ----------	    ----------
                             						    708,779	     1,657,920
                             						 ----------	    ----------
OBLIGATION UNDER CAPITAL LEASE  			      9,445	         9,445
                             						 ----------	    ----------
SHAREHOLDERS' EQUITY
Share capital				                 	  2,595,211		            1
Cost of financing                      				  -              -
Retained earnings				               (2,236,759)	   (1,320,439)
                             						 ----------	    ----------
                             						    358,452	    (1,320,438)
                             						 ----------	    ----------
                             						  1,076,676 	      346,927
                             						 ==========	    ==========

See accompanying notes to financial statements.

IMAGIS TECHNOLOGIES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
(expressed in Canadian dollars)
(Unaudited - Prepared by Management)

                        					Three Months Ended	        Six Months Ended
					                             June 30		                 June 30
                        					1999	         1998	        1999	         1998
                        					 $ 	           $ 	          $ 	           $

Revenues				                  118,580        81,511	     364,238       290,825
          			              ----------    ----------	  ----------    ----------

Operating costs
Hardware purchases		        	  64,449       	19,419 	    144,802    	   78,767
Marketing and sales		       	 209,114       159,970 	    338,590    	  332,837
Technology development		    	 147,494	            -      225,534    	        -
Administration				            472,017       217,506	     606,569    	  447,264
Write-off of inventory			     111,836 	           - 	    111,836 	          	-
Amortization	             			   9,172         5,100 	     14,432    	   11,900
                 				      ----------    ---------- 	 ----------    ----------
                	 			       1,014,082       401,995    1,441,763    	  870,768

Loss before other	         		(895,502)     (320,484)  (1,077,525)   	 (579,943)

Other revenues
Gain on debt settlement	   		 161,205 	           -      161,205           		-
                 				      ----------    ----------	  ----------    ----------
LOSS FOR THE PERIOD	       		(734,297)     (320,484)    (916,320)     (579,943)
RETAINED EARNINGS - BEG.   ==========    ==========	  (1,320,439)          		-
                                             								 ----------    ----------
RETAINED EARNINGS - END                         					 (2,236,759)     (579,943)
                                          							   	 ==========    ==========

EARNINGS PER COMMON SHARE
- basic (Canadian GAAP)	   $    (0.10)  $     (0.09)	 $    (0.16)   $    (0.18)
                 				      ==========    ==========	  ==========    ==========
- weighted average number of common
  shares outstanding		      8,061,511     3,400,000    6,320,973     3,230,939
                 				      ==========    ==========	  ==========    ==========
- basic (US GAAP)		       $     (0.11)  $     (0.09)  $    (0.17)   $    (0.18)
                 				      ==========    ==========	  ==========    ==========
- weighted average number of common
  shares outstanding		      7,261,511     3,400,000    5,759,647	    3,230,939
                 				      ==========    ==========	  ==========    ==========

See accompanying notes to financial statements.

IMAGIS TECHNOLOGIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (expressed in Canadian dollars)
(Unaudited - Prepared by Management)

                       					Three Months Ended	         Six Months Ended
                       					     June 30			                 June 30
                       					1999	         1998	         1999	         1998
                      				 	 $	            $	            $	       	    $
OPERATING ACTIVITIES
Loss for the period	      		(734,297)     (320,484)     (916,320)     (579,943)
Amortization			                9,172         5,100 	      14,432   	    11,900

Changes in non-cash working capital items:
  Accounts receivable			     160,219       110,705 	      96,825 	     (57,872)
  Inventories				                  -       (81,291)       		   - 	    (160,011)
  Accounts payable	       		(357,917)	      95,773      (372,145)	     382,117
  Payable to PCC          (1,152,403)     (154,178)		          -	      386,582
                				      ----------    ----------	   ----------    ----------
                				      (2,075,226)     (344,375)   (1,177,208)      (17,227)
                				      ----------    ----------	   ----------	   ----------
INVESTING ACTIVITIES
Business combination     			(356,790)	           -      (356,790)	         	 -
Deferred acquisition costs		 313,500             -		           -   	  (125,492)
Capital assets			            (35,049)      (26,850)      (35,049)	     (91,610)
                				      ----------    ----------	   ----------	   ----------
                       					 (78,339)      (26,850)	    (391,839)     (217,102)
                				      ----------    ----------	   ----------	   ----------
FINANCING ACTIVITIES
Issuance of common shares  2,952,000 	           -     2,952,000 	         	 -
Loan from ValorInvest Limited      -       100,000		           - 	     200,000
Loans payable				                  -       173,274      (576,996)            -
                				      ----------    ----------	   ----------	   ----------
                				       2,952,000       273,274     2,375,004       200,000
                				      ----------    ----------	   ----------	   ----------
INCREASE IN CASH           	 798,435       (97,951)      805,957       (34,329)
CASH - BEGINNING OF PERIOD		  46,326        63,622        38,804    	        -
                				      ----------    ----------	   ----------	   ----------
CASH - END OF PERIOD	     		 844,761       (34,329)	     844,761       (34,329)
                				      ==========    ==========	   ==========	   ==========

See accompanying notes to financial statements.

IMAGIS TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(expressed in Canadian dollars)
(Unaudited - Prepared by Management)

BASIS OF PRESENTATION:

The consolidated financial statements of the Company are prepared in accordance with generally accepted accounting principles in Canada for interim financial reporting. For information on material differences between Canadian and United States accounting principles, reference should be made to the annual consolidated financial statements of Imagis Cascade Technologies Inc. (Imagis) which have been filed with the Company's registration statement on Form 10-SB.

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

IMAGIS TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(expressed in Canadian dollars)
(Unaudited - Prepared by Management)

BASIS OF PRESENTATION CONT'D:

  Cash							                                           $239,522
  Other current assets				       	                             -
  Current liabilities				 	                              (33,012)
                                   					       	       ---------
  Working capital acquired			 	                          206,510
  Cash consideration	                               				(900,000)
                                   					       	       ---------
  Net deficiency recognized as a charge to deficit     ($693,490)
    on acquisition in accordance with accounting       =========
    principles for reverse take-overs

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

Prior to the acquisition, Imagis-Cascade Technologies Inc. had developed software programs directed to the security industry, primarily jails and other government agencies, and were in the process of developing its current primary product, CABS, and other related products for the law enforcement sector. In addition, due to the lack of funding, the Company's management was heavily focused on raising additional capital to continue operations. Consequently the period prior to the acquisition is not comparable to the current period. In addition, prior to the acquisition, the Company was small and privately held, and consequently many specific details on individual product sales volumes and revenues as well as functional costing were not tracked either in the Company's accounting system or by other means in a meaningful manner. Comparative numbers reported in the past for some functional costs included significant management allocations between categories.

Results of Operations for the three months ended June 30, 1999 and 1998:

Revenues:

Revenues were $118,580 for the second quarter, up somewhat from the comparable prior year period of $81,511. Revenues during the three month period ended June 30, 1999 included $48,663 from sales of the Company's CABS software product, $42,725 for installation services and $27,192 for sales of various hardware components purchased on behalf of customers. In 1999, revenues from thesale of older software products were only $3,999.

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

In the three month period ended June 30, 1998, revenues from software products and installation and support services were approximately $54,000. No sales of the Company's new CABS product were made in this prior period. Sales of hardware products in the comparative 1998 period were approximately $27,000. During this period, all sales were made by the Imagis-Cascade Technologies staff directly to customers, and hardware sales were part of a comprehensive install.

Hardware Purchases:

Hardware purchases for the quarter amounted to $64,449, more than three times that purchased in 1998 of $19,419. As noted above, the costs of hardware purchases are expected to be considerably lower in future periods as a result of the Company's altered marketing approach involving partners.

Marketing and Sales:

Marketing and Sales costs were $209,114 in the current quarter, reflecting the Company's stronger financial condition and consequent ability to fund an increased market awareness program both for the Company and its CABS product grouping. During the period, the Company's sales team traveled extensively throughout North America to attend various trade shows. Marketing and sales costs reported include salaries of $73,288, travel to shows and to establish and support new partner relationships of $62,915, and materials and other advertising costs of $72,911. In 1998, Marketing and Sales expenditures incurred were $159,970, 24 per cent lower than in the current year, somewhat constrained by lower funding. The lower cost level was attributable almost completely to less travel.

Technology Development:

Technology Development costs for the quarter ended June 30, 1999 were $147,494 while no costs were recorded in the prior comparable three month period. Costs for programmer salaries were $120,774, over 80 per cent of the functional total and twice the level of the prior quarter reflecting several additions to staff. The remaining costs of $26,720 related to software and other support purchases and some travel for these individuals. The current level of expenditure reflects the Company's commitment to new product development and is expected to increase in future periods. Costs of development in 1998 were not identified and were included in the Administration category.

Administration:

Administrative costs of $472,017 were incurred in the three month period ended June 30, 1999 while comparable costs for the prior year in this quarter were only $217,506. Costs included salaries and office costs of $292,679, legal fees of $112,730, shareholder and regulatory costs of $19,984 and travel amounting to $46,624. The substantial increase in costs, representing an increase of 117 per cent, arose as a result of the addition of several new managers to support the expansion of the Company and its transition from private status to one of a listed public company, and professional fees and other costs incurred in conjunction with a public offering.

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

Results of Operations for the six months ended June 30, 1999 and 1998:

Revenues:

Revenues for the year to date were $364,238, and were 25 per cent higher than the prior year level of $290,825. Revenues were comprised of approximately $125,000 or 34 per cent from sales of the Company's CABS software product, hardware and other supplies sales of $117,000, and Installation services and support fees of $122,000. As noted previously, prior year sales revenues were for older products sold into other government segments and for related hardware.

Hardware Purchases:

Hardware purchases and other materials aggregated $144,802, almost double the expenditure of the prior year of $78,767. The hardware required is dependent on individual customer needs dictated to some degree by the size of the installation. Management expects that the hardware component of revenue will decline due to the involvement of strategic partners fulfilling this component need directly, and that software sales revenues will grow due to the extended reach of these partners, and this growth will more than compensate for the loss of hardware revenue.

Marketing and Sales:

Expenditures on marketing and sales were $338,590 which is slightly more than for the comparable prior year period of $332,837. The Company has changed its marketing approach during the current year to engage strategic partners which can provide a far wider geographic reach and supplement the technical support requirements of customers. This strategy expands the sales force through the partners and frees technical staff to focus exclusively on product development. While the period to period expenditure levels are comparable, the Company spent less on direct marketing in 1999 and more on development of the partner network and trade conference promotion to increase product awareness. Costs in the current year included salaries of $131,075, travel of $113,235 and other advertising materials and support costs of $94,280. In the comparative prior year period, salaries were approximately $184,000, travel was $41,000 and all other costs amounted to $107,000. All prior period costs reported include some allocations to marketing and sales activities from the administrative category as detailed records separating all costs by function were not maintained. The above 1998 salary and other costs include costs for some research and development activity. The lower travel expenses reflect the Company's limited funds during this period.

Technology Development:

The Company expended in the current year $225,534 on product development. The technical staff was more than doubled in size and two new product modules, Evidence ID and ID 2000, were brought to the beta stage in the period. As was the case in the quarter, salary costs of $184,514 were the largest cost component at 82 per cent of the total. Travel and support costs constituted the remaining 18 per cent. Prior year costs for the six-month period incurred for development were not segregated, but included with Marketing and Sales and Administrative costs.

Administrative:

Administrative costs for the current year to date were $606,569, up 36 per cent over the prior year of $447,264. The higher expenditure level reflects the costs of engaging new staff and supporting the sale of the Company in February and its subsequent financing completed in May. Included in this function are salaries and other office support costs of $347,851, professional fees, primarily legal, of $151,051, shareholder and regulatory costs of $36,007 and travel and other of $71,660. The 1998 comparative administrative costs included salaries and support costs of $362,000, legal fees of $56,000 and travel and other of $29,000. As noted above, some Research and Development costs are included in the 1998 amounts reported in this category.

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

Liquidity and Capital Resources:

The Company completed its acquisition of Imagis-Cascade Technologies Inc. in February issuing 3.5 million common shares in conjunction with the acquisition, and completed additionally two financings, a private placement of 608,214 common shares at a per share value of $0.56 yielding gross proceeds of $300,000, and a Public offering of 2.4 million common shares at a per share value of $1.23 for gross proceeds of $2,952,000. These funds were used to repay cash obligations incurred in the acquisition of $900,000 and a bridge loan of $200,000 taken on prior to the acquisition closing to sustain the Company to the closing of the public financing. The remainder of the financing was available to support day-to-day operations of the Company. During the period, the Company purchased equipment totaling $35,049. In management's view, this level is representative of the level of capital expenditure required in the future since the Company is a software developer, and additional equipment will be required essentially to support additional development staff. While cash was augmented by collection of trade receivables amounting to $96,825, trade accounts payable of $372,145 were cleared from the accounts such that an overall draw on cash resources from operations of $1,177,208 resulted. Further cash was used to reduce other loans payable by $376,996.

At the period end, the Company had cash resources of $844,761 but working capital of only $267,711, due to an amount payable to a related party of $445,688 due early in year 2000. Subsequent to the quarter-end, due to the accelerated level of operations and expenditure, the liquidity of the Company declined and management is currently seeking additional financing through the issue of equity.

Year 2000:

The Company's current software products have all been developed over the past two years and consequently are fully compliant with the requirements for year 2000 and beyond. The development staff are technically knowledgeable of the issues related to the Year 2000 problem, have consciously designed all products to not be sensitive to the problem and have conducted appropriate testing to ensure all products perform without difficulty or exception. The staff are aware that certain customer system software on which the Company's products operate are not Year 2000 compliant and where reasonably possible, have made customers aware of the deficiency and exposure.

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

PART II. - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

	   N/A

ITEM 2.  CHANGES IN SECURITIES

FINANCE OFFERING

Imagis Technologies Inc. completed an offering during the period of 2,400,000 units pursuant to an Exchange Offering Prospectus to residents of British Columbia, Canada, dated April 16, 1999. The Offering was completed at a price of Cdn.$1.23 per unit for gross proceeds of Cdn.$2,952,000. Each unit consists of one common share and one transferable share purchase warrant, two such warrants entitle the holder to acquire an additional common share at an exercise price of Cdn.$1.23 per share up until October 29, 1999. The warrants are listed for trading on the Vancouver Stock Exchange under the symbol NAB.WT. Goepel McDermid Inc. and Canaccord Capital Corporation acted as agents in connection with the offering. The agents received a commission in the amount of 7.5% of the price of each unit sold in the offering for an aggregate commission of $221,400. In addition, Imagis issued a total of 360,000 agents' warrants entitling the agents to purchase a total of 360,000 additional common shares at a price of Cdn.$1.23 up until October 29, 1999.

Imagis received the net proceeds of the offering from Canaccord Capital Corporation and Goepel McDermid Inc. and on May 4, 1999, issued 1.2 million common shares of Imagis to Canaccord Capital Corporation and 1.2 million common shares to Goepel McDermid Inc. On April 29, 1999, Imagis issued 807,000 warrants at Cdn.$1.23 expiring on October 29, 1999 to Canaccord Capital Corporation and 1.953 million warrants at Cdn.$1.23 to Goepel McDermid Inc.

OPTIONS ISSUED

On April 13, 1999, Imagis received regulatory approval from the Vancouver Stock Exchange to issue 45,000 options, vested over three years, at an exercise price of Cdn.$1.00 per share to a member of Imagis' Advisory Board.

In connection with each of the above issuances of securities, the Registrant relied on the exclusion from registration provided by Rule 903(b)(1) of Regulation S under the Securities Act of 1933, as amended. In each case, the securities were issued by the Registrant, a "foreign issuer", as defined by Regulation S, to persons outside the United States.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

	   N/A

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

	An Annual General Meeting of the shareholders was held on June 16, 1999.

	The following were voted by the shareholders to continue as Directors of the Company: Iain Drummond, Altaf Nazerali, Sandra Buschau, Fred Clarke, Rory Godinho

	The following matters were considered at the meeting:

	To receive and consider the Report of the Directors (For: 958,276;
	  Against: 0; Unvoted: 7,999,938)
	To receive and consider the audited financial statements of the Company for the year ended December 31, 1998, together with the auditors' report thereon (For: 958,276; Against: 0; Unvoted: 7,999,938)
	To appoint auditors for the ensuing year and to authorize the directors to fix the remuneration to be paid to the auditors (For: 958,276;
	  Against: 0; Unvoted: 7,999,938)

	To fix the number of directors for the ensuing year at five (For: 958,276;
	  Against: 0; Unvoted: 7,999,938)
	To elect directors for the ensuing year:
		Iain Drummond (For: 958,276; Against: 0; Withheld: 7,999,938) Altaf Nazerali (For: 958,276; Against: 0; Withheld: 7,999,938) Sandra Buschau (For: 958,276; Against: 0; Withheld: 7,999,938) Fred Clarke (For: 958,276; Against: 0; Withheld: 7,999,938)
		Rory Godinho (For: 958,276; Against: 0; Withheld: 7,999,938)
	To consider and, if deemed advisable, pass an ordinary resolution
	  approving the grant of existing stock options to insiders and that general authority be given to the board of directors to grant
	  directors, senior officers and employees of the Company, before the
	  next annual general meeting of the Company, incentive stock options
	  to purchase shares in the capital stock of the Company, and to amend
	  any such options, for such periods, in such amounts and at such
	  prices per share as agreed upon and in the discretion of the board of directors, provided that the same are in accordance with the policies
	  of  the Vancouver Stock Exchange, and that no further approval from
	  the shareholders will be required before the exercise of all or part
	  of any such options granted (For: 958,276; Against: 0; Withheld:
	  7,999,938)
	To consider and, if thought fit, to pass an ordinary resolution, with or without amendment:
	  Approving the Company's Stock Option Plan, as described in the Information Circular accompanying the Notice of Annual General Meeting; (For: 958,276; Against: 0; Withheld: 7,999,938) and
	  Authorizing the Company, subject to regulatory approval, to grant stock options pursuant and subject to the terms and conditions of the Stock Option Plan, entitling the optionholders to purchase up to 1,800,000 common shares of the Company (For: 958,276; Against: 0;
	    Withheld: 7,999,938)
	 To transact such other business as may properly come before the meeting.

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