Form 10QSB
period 1999-03-31
IMAGIS TECHNOLOGIES INC
filed 2000-03-03
CIK 1088393

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

FORM 10-QSB

(Mark One)

[ X ]     Quarterly Report pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934 for the quarterly period ended March 31, 1999.

or

[   ]     Transition Report pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934 for the transition period from __________ to __________.

                         Commission file number 0-30090


                           IMAGIS TECHNOLOGIES INC.
          ----------------------------------------------------------------
          (Exact name of Small Business Issuer as Specified in its Charter)

    BRITISH COLUMBIA, CANADA                 NOT APPLICABLE
-------------------------------              -----------------------------
(State or other jurisdiction of              IRS Employer Identification
incorporation or organization)               No.


              1300-1075 WEST GEORGIA STREET, VANCOUVER, BC   V6E 3C9
          -------------------------------------------------------------
            (Address of principal executive offices)       (Zip Code)


Registrant's telephone number, including area code:  (604) 684-2449

State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date: 6,558,214 as of March 31, 1999

Transitional Small Business Disclosure Format (check one):

          YES [ ]                  NO [X]

                         IMAGIS TECHNOLOGIES INC.

                                INDEX

PART I.  FINANCIAL INFORMATION

     Item 1. Consolidated Financial Statements:

            Consolidated Balance Sheets (unaudited) as of
            March 31, 1999 and December 31, 1998 ................... 3

            Consolidated Statements of Operations (unaudited) for
            The Three months ended March 31, 1999 and 1998.......... 4

            Consolidated Statements of Cash Flows (unaudited) for
            The Three months ended March 31, 1999 and 1998.......... 5

            Notes to Consolidated Financial Statements ............. 6

     Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations .....................8

PART II.  OTHER INFORMATION

     Item 1. Legal Proceedings .....................................13

     Item 2. Changes in Securities .................................13

     Item 3. Defaults upon Senior Securities .......................15

     Item 4. Submission of Matters to a Vote of Shareholders .......15

     Item 5. Other Information .....................................16

     Item 6. Exhibits and Reports on Form 8-K ......................16

      Signatures ...................................................17

      Exhibit Index ................................................18

     Financial Data Schedule .......................................19

PART I. FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

The following unaudited financial statements for the period ended March 31, 1999 are included in response to Item 1 and have been compiled by management.

The financial statements should be read in conjunction with the Management's Discussion and Analysis or Plan of Operations and other financial information included elsewhere in this Form 10-QSB.

IMAGIS TECHNOLOGIES INC.
CONSOLIDATED BALANCE SHEETS
(expressed in Canadian dollars)
(Unaudited - Prepared by Management)

                                                  Mar 31        Dec 31
                                                   1999          1998
                                                    $             $

ASSETS
Current Assets
 Cash                                              46,326        38,804
 Accounts receivable                              301,393       126,163
 Inventory                                              -             -
                                               ----------    ----------
                                                  347,719       276,803

Deferred Acquisition Costs                        313,500             -

Capital Assets                                     64,865        70,124
                                               ----------    ----------
                                                  726,084       346,927
                                               ==========    ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
 Accounts payable and accrued liabilities          18,545       644,681
 Notes payable                                  1,614,203       590,000
 Current portion of obligation under capital lease  6,667         6,667
                                               ----------    ----------
                                                1,639,415     1,241,348
                                               ----------    ----------
Obligation Under Capital Lease                      9,445         9,445
                                               ----------    ----------
Payable to Pacific Cascade Consultants Ltd.       579,685       416,572
                                               ----------    ----------
Shareholders' Equity
 Share capital                                          1             1
 Deficit                                       (1,502,462)   (1,320,439)
                                               ----------    ----------
                                               (1,502,461)   (1,320,438)
                                               ----------    ----------
                                                  726,084       346,927
                                               ==========    ==========

See accompanying notes to financial statements.

IMAGIS TECHNOLOGIES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
(expressed in Canadian dollars)
(Unaudited - Prepared by Management)

                                                  Mar 31         Mar 31
                                                   1999           1998
                                                    $              $

Revenues                                         245,657        266,826
                                              ----------     ----------

Operating costs
 Purchase of materials                           192,362        197,897
 Sales and marketing                             130,082        267,425
 Technology and development                       77,435              -
 Administration                                  266,108        381,835
                                              ----------     ----------
                                                 625,987        847,157
                                              ----------     ----------
Loss before other                               (380,330)     (580,331)
                                              ----------     ----------
Other (revenues) and expenses
 Write-off of accounts payable                  (203,566)             -
 Amortization                                      5,259         10,200
                                              ----------     ----------
                                                (198,307)        10,200
                                              ----------     ----------
Loss for the period                             (182,023)      (590,531)
Deficit - beginning of period                 (1,320,439)             -
                                              ----------     ----------
Deficit - end of period                       (1,502,462)      (590,531)
                                              ==========     ==========

See accompanying notes to financial statements.

IMAGIS TECHNOLOGIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(expressed in Canadian dollars)
(Unaudited - Prepared by Management)

                                                  Mar 31        Mar 31
                                                   1999          1998
                                                    $             $

OPERATING ACTIVITIES
Loss for the period                             (182,023)     (590,531)
Amortization                                       5,259        10,200
Changes in non-cash working capital items:
 Accounts receivable                            (175,230)      (94,143)
 Inventories                                     111,836      (260,283)
 Accounts payable                               (626,136)      621,575
                                              ----------    ----------
                                                (866,294)     (313,182)
                                              ----------    ----------
INVESTING ACTIVITIES
Deferred acquisition costs                      (313,500)     (125,492)
Fixed assets                                           -       (85,517)
                                              ----------    ----------
                                                (313,500)     (211,009)
                                              ----------    ----------
FINANCING ACTIVITIES
Issuance of common shares for cash                     -             1
Loan from Pacific Cascade Consultants            163,113       574,100
Loans payable                                  1,024,203             -
                                              ----------    ----------
                                               1,187,316       574,101
                                              ----------    ----------
Increase in cash for the period                    7,522        49,910
Cash - beginning of period                        38,804             -
                                              ----------    ----------
Cash - end of period                              46,326        49,910
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

Overview:

In February, 1999, the Company completed its acquisition of Imagis-Cascade Technologies Inc. and in the second quarter, completed a financing raising approximately Cdn$2.9 million before financing costs. The acquisition, more fully described in the attached notes to the financial statements, was accounted for as a reverse take-over whereby the company acquired is deemed the parent for reporting purposes and the target is considered the acquired entity. This treatment conforms with generally accepted accounting principles in Canada which are essentially identical to those applicable in the United States for such transactions.

Prior to the acquisition, Imagis-Cascade Tecnologies Inc. had developed software programs directed to the security industry, primarily jails and other government agencies, and were in the process of developing its current primary product, the Computerized Arrest and Booking System or CABS, and other related products for the law enforcement sector. In addition, due to the lack of funding, the Company's management was heavily focused on finding funds to continue operations. Consequently the period prior to the acquisition is not particularly comparable to the current period, either in respect to products and operations or to functional costs. In addition, prior to the acquisition, the Company was small and privately held, and consequently many specific details on individual product sales volumes and revenues as well as functional costing were not tracked either in the Company's accounting system or by other means in a meaningful manner. Comparative numbers reported in the past for some functional costs included significant management allocations between categories.

Results of Operations for the three months ended March 31, 1999 and 1998:

Revenues:

Revenues were $245,657 for the first quarter, down slightly from the comparable prior year period of $266,826. Revenues included $83,769 from sales of the Company's CABS software product, $72,510 for support services and $89,378 for sales of various hardware components purchased on behalf of customers.

The sale of hardware components to facilitate the overall sale is not viewed as an on-going requirement in the sales process and reflects customers' demands in the past made directly to the Company's sales staff for hardware necessary to add functionality to the Company's products. The Company's future marketing strategy involves developing strategic alliances with partners which can fill this hardware need as well as provide support services to customers. This will allow the Company to focus in the future essentially on the development and sale of software products through these partners. The Company at present is establishing relationships with a number of partners. Consequently, management expects revenues from hardware sales to be lower in the future.

Revenues in the quarter ended March 31, 1998 from software products and installation and support services aggregated approximately $36,000. No sales of the Company's new CABS product were made in the quarter ended March 31, 1998. Sales of hardware products in the comparative 1998 period were approximately $230,000. During the period ended March 31, 1999, all sales were made by the Imagis-Cascade Technologies staff directly to customers, and hardware sales were part of a comprehensive install.

Hardware Purchases:

Hardware purchases for the quarter amounted to $192,362, virtually the same level as incurred in the 1998 comparative period of $197,897. As noted above, the costs of hardware purchases are expected to be considerably lower in future periods as a result of the Company's altered marketing approach involving partners.

Marketing and Sales:

Marketing and Sales costs for the quarter ended March 31, 1999 were $130,082 in the current quarter, reflecting the Company's weaker financial condition prior to the funding completed in the second quarter. Marketing and sales costs reported include salaries of $57,787, some travel to shows and to establish and support new partner relationships of $54,476, and materials and other advertising costs of $17,819. In the quarter ended March 31, 1998, Marketing and Sales expenditures incurred were $267,425, more than double those in the current year. The higher cost level was attributable to some degree by the inclusion of development costs in this grouping.

Technology Development:

Technology Development costs for the quarter ended March 31, 1999 were $77,435 while no costs were allocated to this function in the comparable period ended March 31, 1998. Costs for programmer salaries during the quarter ended March 31, 1999 were $63,740, approximately 82 per cent of the functional total. The remaining costs of $13,695 were incurred for software and other support purchases and some travel for these individuals. The current level of expenditure reflects the Company's commitment to new product development and is expected to grow further as the Company expands its development of its biometric capabilities. Costs of development in the quarter ended March 31, 1998 were not identified and were included in the Marketing and Sales and Administration categories.

Administration:

Administrative costs of $226,108 were incurred in the period ended March 31, 1999 while costs for the quarter ended March 31, 1998 were 69 per cent higher at $381,835. Costs in the quarter ended March 31, 1999 included salaries and office costs of $160,134, legal fees of $38,321, shareholder and regulatory costs of $16,023 and travel amounting to $11,630. The substantially higher costs in the prior year period reflect the inclusion of the Development functional costs as well as a higher activity level than in the current year when the staff was focused on completing the reverse acquisition and preparing for the financing completed in the second quarter.

Other Costs and Expenses:

Other costs during the quarter ended March 31, 1999 include amortization of $5,259 and a one-time gain on settlement of debt of $203,566, the latter related to terms negotiated with the vendors and creditors at the time of the acquisition. In the prior year period, amortization amounted to $10,200.

Net Loss for the Period:

In both three month periods, the Company experienced losses due to its early stage of operations. In the period ended March 31, 1999, the loss amounted to $182,023 which is substantially less than that incurred in the prior year period of $590,531. The lower loss in the current period reflects reduced operating costs ad the benefit of the liability settlement negotiated as part of the acquisition transaction.

Basic loss per share was $0.05 which was lower than for the prior year due to the dilution resulting from the acquisition and financing issuances this year. The basic loss per share for the comparable 1998 period was $0.17.

Liquidity and Capital Resources:

As described fully in the Company's Form 10-SB filing submitted in the second quarter, the Company completed its acquisition of Imagis-Cascade Technologies Inc. in February issuing 3.5 million common shares in conjunction with the acquisition, and completed additionally two financings in the second quarter, a private placement of 608,214 common shares at a per share value of $0.56 yielding gross proceeds of $300,000, and a public offering of 2.4 million common shares at a per share value of $1.23 for gross proceeds of $2,952,000. These funds were used to repay cash obligations in the form of notes payable arising as part of the acquisition amounting to $900,000 and a bridge loan of $200,000 taken on prior to the acquisition closing to sustain the Company to the closing of the public financing. The remainder of the financing was available to support day-to-day operations of the Company.

During the first quarter as a result of the acquisition transaction the Company's financial position changed significantly in that additional liabilities were taken on in the form of notes payable of $1,024,203 and other working capital advances made by the vendor to sustain the operations of $163,113. Acquisition and financing costs were also incurred amounting to $313,500 and deferred pending the completion of the financing. Offsetting and drawing down these interim contributions to strengthen the Company's cash position was the loss for the period of $182,023, an increase of accounts receivable of $175,230 and a significant pay down of the current liabilities of $626,136.

At the period end, the Company had cash resources of $46,326, only slightly improved over its opening position of $7,522, and its working capital had deteriorated to $1,291,696. As noted previously however, the Company in the second quarter successfully completed an initial public offering receiving gross proceeds of $2,952,000 to liquidate all of its current liabilities and fund ongoing operations.

Year 2000:

The Company's current software products have all been developed over the past two years and consequently are fully compliant with the requirements for year 2000 and beyond. The development staff is technically knowledgeable of the issues related to the Year 2000 problem, have consciously designed all products to not be sensitive to the problem and have conducted appropriate testing to ensure all products perform without difficulty or exception. The staff is aware that certain customer system software on which the Company's products operate are not Year 2000 compliant and where reasonably possible, has made customers aware of the deficiency and exposure.

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

                  PART II   OTHER INFORMATION

Item 1.   Legal Proceedings.

None

Item 2.        Changes in Securities.

a)  None

b)  None

c) On January 13, 1999, the Registrant issued for cash 150,000 Shares at a price of $0.30 per Share to Goepel McDermid Inc. The aggregate offering price was $45,000.

On February 23, 1999, the Registrant acquired one hundred percent (100%) of the shares in the capital of Imagis pursuant to a Share Purchase Agreement among the Registrant, Imagis and the former shareholders of Imagis (the "Former Imagis Shareholders") dated December 14, 1998. The Registrant paid a purchase price of $2,632,000, plus contingent additional consideration of up to $400,000 (see discussion of contingency below) to the Former Imagis Shareholders, allocated as described below. The Former Imagis Shareholders were Pacific Cascade Consultants Ltd. ("Pacific"), Sonora Logging Limited ("Sonora") and 385078 B.C. Ltd. ("B.C. Ltd"). Pacific, a Canadian company is owned by FWC Holdings Ltd., an entity controlled by Frederick W. Clarke, a current director of the Registrant, and Andrew Amanovich, the current Chief Technology Officer of the Registrant. Sonora, a private Canadian company, is controlled by Pamela Markie Clarke, the daughter of Mr. Clarke. B.C. Ltd., a private Canadian company, has no other affiliation with the Registrant other than as a former shareholder of Imagis. Under the terms of the Share Purchase Agreement, the parties thereto agreed to the following:

(a) the Registrant collectively paid Pacific, Sonora and B.C. Ltd. $2,632,000, plus contingent additional consideration of up to $400,000. The purchase price was paid to the Former Imagis Shareholders as follows:

(i) $100,000 to Pacific, by application of the sum of $100,000 paid by the Registrant to Imagis on behalf of the Former Imagis Shareholders pursuant to a Confidentiality and Standstill Agreement among the Registrant, Imagis and the Former Imagis Shareholders, dated October 6, 1998, in part payment of the purchase price (which amount has been applied),

(ii) $1,632,000 by allotment and issue to the Former Imagis Shareholders and First Capital Invest Corp. ("FCIC") (a corporation to which the Former Imagis Shareholders were indebted in connection with a $350,000 bridge loan provided to Imagis by FCIC) of 3,400,000 shares of common stock of the Registrant (the "Shares") at $0.48 per Share allocated as follows:

(A)  1,764,706 Shares to Pacific,
(B)  441,176 Shares to Sonora,
(C)  294,118 Shares to B.C. Ltd. and
(D)  900,000 Shares to FCIC

The Shares are subject to a one-year hold period;

(iii) $900,000 by certified cheque to be paid to Pacific on or before April 30, 1999; $150,000 of this amount has been paid through the subscription by Pacific on March 19, 1999 on a private placement basis for 267,857 Shares at $0.56 per Share, and the balance of which was paid and accepted on May 6, 1999; and up to $400,000 payable to Pacific if, as and when, certain warrants issued by the Registrant are exercised to raise up to $400,000 net to the Registrant's treasury.

In consideration for renouncing his right to acquire up to a 6% equity interest in Imagis, the Registrant issued a warrant to purchase 400,000 Shares at an exercise price of $1.25 per share to Iain Drummond.

(c) In consideration for locating and negotiating an employment agreement between Imagis and Iain Drummond, the Registrant issued a warrant to purchase 24,000 Shares at an exercise price of $1.25 per Share to Armitage Associates Ltd.

(d) In addition, the Registrant issued 100,000 Shares to Canaccord Capital Corporation ("Canaccord") at a price of $0.48 (aggregate offering price of $48,000) in exchange for finders' services provided by Canaccord in connection with the acquisition of Imagis shares by the Registrant.

(e) The Registrant also issued 72,500 Shares at a price of $0.55 per Share (aggregate offering price of $39,875) to Valor Invest Limited as partial consideration for a loan provided by Valor Invest Limited.

In connection with each of the above issuances of securities, the Registrant relied on the exclusion from registration provided by Rule 903(b)(1) of Regulation S under the Securities Act of 1933, as amended. In each case, the securities were issued by the Registrant, a "foreign issuer," as defined by Regulation S, to persons outside the United States.

d)  None

Item 3.   Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

a)  The Extraordinary General Meeting was held on February 12, 1999.

b)  The following were voted by the shareholders as directors of the Company:
Iain Drummond, Frederick Clarke.  The following continued as directors of the
Company: Altaf Nazerali, Sandra Buschau, Rory Godinho.

c) A brief description of each matter voted upon at the meeting and state the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, as to each such matter, including a separate tabulation with respect to each nominee for office.

1.   The number of directors was fixed at 5. (For: 898,500; Against: 0;
Withheld: 1,401,500)

2.   Iain Drummond and Frederick Clarke were elected as directors. (For:
898,500; Against: 0; Withheld: 1,401,500)

3. An Ordinary Resolution on a Majority of the Minority basis that, subject to regulatory approval and in compliance with the policies of the Vancouver Stock Exchange, the Company be authorized to acquire all of the issued and outstanding shares of Imagis Cascade Technologies Inc. (For: 898,500; Against:
0; Withheld: 1,401,500)

4. An Ordinary Resolution to ratify the appointment of KPMG LLP as auditor of the Company. (For: 898,500; Against: 0; Withheld: 1,401,500)

5. (a) A Special Resolution to change the name of the Company from "Colloquium Capital Corp." to "Imagis Technologies Inc." (For: 898,500;
Against: 0; Withheld: 1,401,500)

     (b) The Memorandum of the Company be altered to reflect the change of name. (For: 898,500; Against: 0; Withheld: 1,401,500)

     (c) The Board may abandon the application for the change of name of the Company at any time without further approval, ratification or confirmation by the shareholders of the Company. (For: 898,500; Against: 0; Withheld:
1,401,500)

6. An Ordinary Resolution that subject to regulatory approval and in compliance with the policies of the Vancouver Stock Exchange, the Board be authorized to cause the Company to enter into one or more private placement financing transactions and/or property acquisitions, whereby such transactions might result in the issuance of up to 3,000,000 Company Common Shares or units (one unit consisting of one Company Common Share and up to one warrant) at then market prices (less allowable discounts). (For: 898,500; Against: 0;
Withheld: 1,401,500)

7. An Ordinary Resolution granting incentive stock options to insiders of the Company for the purchase of an aggregate of 230,000 Company Common Shares and the potential amendment to, and exercise of, such stock options. (For:
898,500; Against: 0; Withheld: 1,401,500)

8. An Ordinary Resolution that general authority be given to the Board to grant directors, senior officers, employees and employees of companies providing management services to the Company, before the next annual general meeting of the Company, incentive stock options to purchase Company Common Shares and to amend any such options, for such periods, in such amounts and at such prices per share as agreed upon and in the discretion of the Board. (For:
898,500; Against: 0; Withheld: 1,401,500)

Item 5.   Other Information.

None

Item 6.   Exhibits and Reports on Form 8-K.

(a)  Exhibits

27 Financial Data Schedule

(b)  Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 3, 2000

Imagis Technologies Inc.
(Registrant)

                                                By:  s IAIN DRUMMOND
                                                     ---------------------
                                                     Iain Drummond
                                                     President & CEO

                                                By:  s ROSS WILMOT
                                                     ----------------------
                                                     Ross Wilmot
                                                     Chief Financial Officer

EXHIBIT INDEX

EXHIBIT

Financial Data Schedule