Form 10KSB
period 1999-12-31
IMAGIS TECHNOLOGIES INC
filed 2000-03-31
CIK 1088393

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                          FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Fiscal Year Ended December 31, 1999

                               OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from            to
                                        ----------    ----------

               Commission File Number: 000-30090
                   -------------------------
                    IMAGIS TECHNOLOGIES INC.
         (Name of small business issuer in its charter)

British Columbia, Canada                     Not Applicable
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)

1300 - 1075 West Georgia Street
Vancouver, British Columbia                           V6E 3C9
(Address of principal executive offices)             (Zip Code)

                         (604) 684-2449
        (Issuer's telephone number, including area code)
                   _________________________

Securities registered under Section 12(b) of the Act: None
Securities registered under Section 12(g) of the Act: Common Stock, no par value

Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year.  $722,193

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as
of March 27, 2000.   $47,304,457

                    IMAGIS TECHNOLOGIES INC.

                          FORM 10-KSB

              For the Year Ended December 31, 1999

                             INDEX

PART I                                                                      3

Item 1.  Description of Business                                            3
Item 2.  Description of Property                                           14
Item 3.  Legal Proceedings                                                 15
Item 4.  Submission of Matters to a Vote of Security Holders               15

PART II                                                                    16
Item 5.  Market for Common Equity and Related Stockholder Matters          16
Item 6.  Management's Discussion and Analysis                              17
Item 7.  Financial Statements                                              20
Item 8.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure                                              21

PART III                                                                   21
Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance With Section 16(a) of the Exchange Act.                21
Item 10. Executive Compensation                                            23
Item 11. Security Ownership of Certain Beneficial Owners and Management    24
Item 12. Certain Relationships and Related Transactions                    25
Item 13. Exhibits and Reports on Form 8-K                                  26

NOTE REGARDING FORWARD LOOKING STATEMENTS

Except for statements of historical fact, certain information contained herein constitutes "forward-looking statements," including, without limitation, statements containing the words "believes," "anticipates," "intends," "expects," and words of similar import, as well as all projections of future results. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results or achievements of the Registrant to be materially different from any future results or achievements of the Registrant expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the following: the Registrant's limited operating history, history of losses, risks involving new product development, competition, management of growth and integration, risks of technological change, the Registrant's dependence on key personnel, marketing relationships and third party suppliers, the Registrant's ability to protect its intellectual property rights and the other risks and uncertainties described under "Description of Business - Risk Factors" in this Form 10-KSB. Certain of the forward-looking statements contained in this annual report are identified with cross-references to this section and/or to specific risks identified under "Description of Business - Risk Factors".

CURRENCY AND EXCHANGE RATES

The following table sets out the exchange rates for one Canadian dollar ("Cdn$") expressed in terms of one United States dollar ("US$") in effect at the end of the following period, and the average exchange rates (based on the average of exchange rates on the last day of each month in such periods) and the range of high and low exchange rates for such periods.

                                U.S. Dollars Per Canadian Dollar
                                 Fiscal Year Ended December 31,
                    1999         1998         1997         1996         1995
End of period      0.6925       0.6504       0.6999       0.7301       0.7323
High for period    0.6744       0.7105       0.7487       0.7513       0.7527
Low for period     0.6925       0.6341       0.6945       0.7235       0.7023
Average for period 0.6535       0.6714       0.7197       0.7329       0.7305

Exchange rates are based upon the noon buying rate in New York City for cable transfers in foreign currencies as certified for customs purposes by the Federal Reserve Bank of New York. The noon rate of exchange on December 31, 1999 as reported by the United States Federal Reserve Bank of New York for the conversion of Canadian dollars into United States dollars was Cdn$1.00 = US$0.6925. Unless otherwise indicated in this annual report on Form 10-KSB
(the "Annual Report" or "Form 10-KSB"), all references herein are to Canadian dollars.

                            PART I

Item 1.  Description of Business.

History of the Company

Incorporation/Name Changes/Initial Business

Imagis Technologies Inc. ("Imagis" or the "Company"), a British Columbia corporation, and its wholly-owned subsidiary, Imagis Cascade Technologies Inc. ("Imagis Cascade"), a British Columbia corporation, is in the business of developing and marketing computer software applications for the law enforcement, security and gaming industries.

Imagis was incorporated on March 23, 1998, as a British Columbia corporation under the name 561648 B.C. Ltd., and commenced trading on the Vancouver Stock Exchange (the "VSE") on September 29, 1998 as a Venture Capital Pool ("VCP"). A VCP is a "blind pool" company formed by qualified individuals that raises funds through an initial public offering ("IPO") of securities, the proceeds of which must be used primarily to investigate business opportunities for acquisition by the VCP. As a VCP, Imagis' sole business from the time of incorporation was to investigate business opportunities with a view to completing a Qualifying Transaction under the applicable rules of the VSE. A Qualifying Transaction is a transaction whereby the VCP: (a) issues or makes issuable securities representing more than 25% of its securities issued and outstanding immediately prior to the issuance in consideration for the acquisition of significant assets; (b) enters into an arrangement, amalgamation, merger or reorganization with another issuer with significant assets, whereby the ratio of securities which are distributed to the security holders of the VCP and the other issuer results in the security holders of the other issuer acquiring control of the resulting entity; or (c) otherwise acquires "significant assets", but excludes a transaction whereby, prior to completion of the Qualifying Transaction, a VCP issues for cash securities representing more than 25% of its securities issued and outstanding
immediately prior to the issuance.   "Significant assets" means assets other
than cash or securities of another issuer which, when acquired by the VCP, results in the VCP meeting the minimum listing requirements set by the VSE for a venture company, in accordance with the applicable rules of the VSE. On July 6, 1998 Imagis changed its name from 561648 B.C. Ltd. to Colloquium Capital Corp.

On February 23, 1999, Imagis acquired all of the outstanding shares of Imagis Cascade, thereby completing a Qualifying Transaction and becoming classified as a venture company by the VSE. As a result of the acquisition, the Company changed its name from Colloquium Capital Corp. to Imagis Technologies Inc. on February 25, 1999.

Acquisition of Imagis

On February 23, 1999, Imagis acquired one hundred percent (100%) of the shares in the capital of Imagis Cascade pursuant to a Share Purchase Agreement among Imagis, Imagis Cascade and the former shareholders of Imagis Cascade (the "Former Imagis Shareholders") dated December 14, 1998 (the "Imagis Acquisition"). Imagis paid a purchase price of $2,632,000, plus contingent additional consideration of up to $400,000 (see discussion of contingency below) to the Former Imagis Shareholders, allocated as described below. The Former Imagis Shareholders were Pacific Cascade Consultants Ltd. ("Pacific"), Sonora Logging Limited ("Sonora") and 385078 B.C. Ltd. ("B.C. Ltd"). Pacific, a Canadian company is owned by FWC Holdings Ltd., an entity controlled by Frederick W. Clarke, a current director of Imagis, and Andrew Amanovich, the current Chief Technology Officer of Imagis. Sonora, a private Canadian company, is controlled by Pamela Markie Clarke, the daughter of Mr. Clarke. B.C. Ltd., a private Canadian company, has no other affiliation with Imagis other than as a former shareholder of Imagis Cascade.

Under the terms of the Share Purchase Agreement, the parties thereto agreed to the following:

(a) Imagis collectively paid Pacific, Sonora and B.C. Ltd. $2,632,000, plus contingent additional consideration of up to $400,000. The purchase price was paid to the Former Imagis Shareholders as follows:

(i) $100,000 to Pacific, by application of the sum of $100,000 paid by Imagis to Imagis Cascade on behalf of the Former Imagis Shareholders pursuant to a Confidentiality and Standstill

Agreement among Imagis, Imagis Cascade and the Former Imagis Shareholders, dated October 6, 1998, in part payment of the purchase price (which amount has been applied),

(ii) $1,632,000 by allotment and issue to the Former Imagis Shareholders and First Capital Invest Corp. ("FCIC") (a corporation to which the Former Imagis Shareholders were indebted in connection with a $350,000 bridge loan provided to Imagis Cascade by FCIC) of 3,400,000 shares of common stock of Imagis (the "Shares") at $0.48 per Share allocated as follows:

(A)  1,764,706 Shares to Pacific,
(B)  441,176 Shares to Sonora,
(C)  294,118 Shares to B.C. Ltd. and
(D)  900,000 Shares to FCIC

The Shares are subject to a one-year hold period;

(iii) $900,000 by certified cheque to be paid to Pacific on or before April 30, 1999; $150,000 of this amount has been paid through the subscription by Pacific on March 19, 1999 on a private placement basis for 267,857 Shares at $0.56 per Share, and the balance of which was paid and accepted on May 6, 1999; and

(iv) up to $400,000 payable to Pacific if, as and when, certain warrants issued by Imagis are exercised to raise up to $400,000 net to Imagis' treasury.

(b) In consideration for renouncing his right to acquire up to a 6% equity interest in Imagis Cascade, Imagis issued a warrant to purchase 400,000 Shares at an exercise price of $1.25 per share to Iain Drummond (the "Drummond Warrant"). See "ITEM 6 - EXECUTIVE COMPENSATION".

(c) In consideration for locating and negotiating an employment agreement between Imagis and Iain Drummond, Imagis issued a warrant to purchase 24,000 Shares at an exercise price of $1.25 per Share to Armitage Associates Ltd. (the "Armitage Warrant").

History of Business

Imagis' wholly owned subsidiary, Imagis Cascade, acquired substantially all of its current assets pursuant to two technology purchase agreements, dated March 6, 1998, between Imagis Cascade, Pacific and B.C. Ltd. Pursuant to the purchase agreements, Pacific and B.C. Ltd. became the holders of all of the issued and outstanding shares of Imagis Cascade. Pacific received 3,000,000 common shares of Imagis Cascade and B.C. Ltd. received 400,000 common shares of Imagis Cascade. Pacific subsequently transferred 600,000 Imagis Cascade common shares to Sonora.

Pacific was established in 1989 by Andrew Amanovich, Imagis' Chief Technology Officer and Frederick Clarke, a director of Imagis. Pacific's core business was the engineering of complex timber harvesting systems, the management of map-based data and the development of 3D landscape visualization technology.

The Imagis Cascade technology and Imagis' initial customer base was developed originally by B.C. Ltd., a company incorporated in 1990 and founded by Penny Walker of Victoria, B.C. B.C. Ltd. was a software developer and reseller in the area of geographical information systems and remote sensing services for the natural resources industry. B.C. Ltd. also developed and marketed several software systems to manage digital images and recognized the commercial opportunity for software tools that manage digital image databases.

In July 1994, Pacific entered into a strategic alliance with B.C. Ltd. and loaned B.C. Ltd. funds to provide working capital in exchange for an option to acquire shares. The two companies worked cooperatively on the development of several software projects. In 1995, Pacific acquired the operations and revenues of B.C. Ltd., as well as its intellectual property, the rights to the developed products, products under development and source code.

Pursuant to two technology purchase agreements dated March 6, 1998, Pacific and B.C. Ltd. sold to Imagis Cascade all rights to the business that is now carried on by Imagis and the intellectual property. Under these agreements,

Pacific and B.C. Ltd. became the holders of all of the issued and outstanding shares of Imagis Cascade. The terms of these technology purchase agreements were as follows:

- Agreement between B.C. Ltd. and Imagis Cascade: B.C. Ltd. sold its business and technology to Imagis Cascade for a purchase price of $600,000 which paid by issuance of 400,000 shares of Imagis Cascade at a price of $1.50 per share.

- Agreement between Pacific and Imagis Cascade: Pacific sold its business and technology to Imagis Cascade for a purchase price of $1.5 million which paid by issuance of 3,000,000 shares of Imagis Cascade at a price of $0.50 per share plus a royalty equal to 5% of gross sales of the software products (the "5% Royalty").

The technology purchase agreements transferred the technology associated with CABS, ID-Inmate, Fraud-ID, ENVISAGE, ELMS AND AIREIS to Imagis Cascade, including all source code, object code, link libraries, applications function calls, file structures, screen layouts, hardware integration routines and documentation for both current and past releases. All relevant documentation, including manuals and brochures used in operation, manufacturing, maintenance and marketing of the products was included.

As part of the acquisition by Imagis of all the issued and outstanding shares of Imagis Cascade, Pacific agreed to cancel the 5% Royalty.

The technology purchase agreements described above transferred the technology associated with CABS, ID-Inmate, Fraud-ID, ENVISAGE, ELMS AND AIREIS to Imagis Cascade, including all source code, object code, link libraries, applications function calls, file structures, screen layouts, hardware integration routines and documentation for both current and past releases.

Imagis' Chief Technology Officer, Andrew Amanovich and its Chief Engineer, David Lutes, who was instrumental in developing the original Imagis Cascade product line, continue their work in the research, development, applications of all software and the core technology within Imagis' subsidiary, Imagis Cascade.

Business of the Company

General Overview

Imagis develops, markets, implements and supports computer software applications for digital identification and image management to clients in the law enforcement and security industries. Imagis' principal product is the Computerized Arrest and Booking System ("CABS") which is used by law enforcement agencies for compiling information associated with booking a suspect, including capturing images of the person and any identifying marks. In addition, Imagis has developed, markets, implements and supports other computer software applications for the law enforcement industry, including ID-INMATE, an integrated information and video imaging system for use in corrections facilities admission and discharge, and for the security industry, namely ENVISAGE, an electronic identification and security access system. Imagis has also developed a facial recognition system for the law enforcement and security industries called ID-2000.

Law enforcement agencies face a common challenge of a need for time and cost efficient arrest and booking systems. Historically, law enforcement agencies have relied on manual arrest and booking systems. More recently, the law enforcement industry has begun to recognize the need for automated systems to increase the efficiency of police officers and to control costs. CABS substantially reduces the time needed for an officer to process and book offenders into the judicial system. By removing the "paper and picture" element from this tedious procedure, Imagis believes that an officer can process a repeat offender in less than one third the time required by manual systems. This translates directly into substantial cost savings for police departments of any size, in addition to the operational benefits that they gain, such as faster identification of suspects.

Products

Current Products

Imagis' current products are designed to run on PCs under Windows 95, Windows 98, and Windows 2000. The software's graphical user interface is based on Microsoft ACCESS and the underlying database is built on ORACLE

RDBMS and SRL SERVER. The software is modular in design, permitting specific functions to be added to meet individual client preferences.

The current release of CABS is Version 7.0 which provides fast program execution due to its use of 32-bit program code and specialized code for enhancing data sharing over wide-area networks. Imagis has integrated its ID-2000 proprietary facial recognition software, as part of the image analysis portion of the CABS software. See "Note Regarding Forward Looking Statements."

CABS - Computerized Arrest & Booking System

CABS is an integrated information and imaging system developed for the Royal Canadian Mounted Police ("RCMP") and other law enforcement agencies. CABS currently has separate modules for offenders, non-offenders, staff and evidence. The offender module automates booking activities and reports, the production of mugshots and the generation of line-ups. Pictures of criminal suspects, as well as their marks, scars, tattoos and fingerprints, are all captured in the offender module of CABS. The non-offender module provides an electronic database of persons, such as teachers and day-care providers, who are required to be registered with the RCMP. The staff module provides for the creation and management of staff identification. The evidence module provides for electronic management of photographs of evidence obtained in connection with a criminal arrest.

The CABS system is designed to collect the same information that would be recorded manually during a traditional booking situation and to store all of the information and photo images that are required in connection with arresting and prisoner reports. Compared to manual bookings, CABS offers the following advantages:

- captures more information than manual booking systems and allows the information to be retrieved quickly from multiple locations;

- allows offender information to be used for multiple inquiries and report generating purposes;

- generates automated line-ups based on user-specified criteria;

- provides a variety of required reports and other documents with the offender's photograph;

- allows the collection and retrieval of photographs of the offender, including identifying physical marks such as tattoos, scars and other markings;

- creates a database of offender information for access in the case of subsequent arrests or for generation of suspect lists;

- can be integrated with livescan electronic fingerprinting systems and with other computer software systems; and

- integrates with key dispatch systems, digital composite drawing programs and digital fingerprint systems to provide a complete police information management system.

CABS advanced data sharing capabilities allow different authorities to access decentralised information. Imagis has recently implemented its first regional data sharing system. This allows RCMP detachments to share live information entered by their individual detachments. The major advantage of this data sharing system is that it allows one detachment to search a larger database containing offender information when booking a suspect, increasing the probability that the booking officer will discover prior arrests for the same individual. The RCMP does not retain any ownership interest or residual rights over the CABS system.

ID-INMATE - Corrections Admission/Discharge System

ID-INMATE is an integrated information and video imaging system developed for correction agencies. ID-INMATE is a variant of CABS developed to manage records in corrections agencies, hospitals and other institutions. ID-INMATE currently has separate modules for the admission and discharge of persons to and from corrections agencies and for staff records. The admission and discharge module automates admissions and discharge activities and reports.
It is designed to collect the same information that would be recorded manually during a traditional admission or discharge situation, providing image capture of the inmate's face and other physical features, as well as personal effects. In addition, this module provides automatic line-up creation. The staff module provides for the creation and management of staff identification using staff photos to create identification cards and staff photo listings.

ENVISAGE - Electronic Identification System

ENVISAGE is an electronic identification system developed specifically for the security market. ENVISAGE enables the electronic production of customised full-color identification cards. These identification cards can be produced within minutes and include options such as photographs, graphic images, text, barcodes, and fingerprints. In addition, ENVISAGE integrates advanced photo identification capabilities, including signature, single impression fingerprint, ghosting, and access control. In most cases, ENVISAGE can be integrated with existing security systems.

ID-2000 - Image Detection and Biometric Facial Recognition

This is the key software product that is positioning Imagis in the biometric market.

ID-2000 is a facial recognition software system designed for the law enforcement, gaming and security industries that captures an offender's image, typically via a video camera and then creates a biometric code that can be compared to other encoded images in a database. ID-2000 allows an individual in a database to be identified in seconds, using only an image or photograph as the search criterion. Matching records will be displayed as a list, together with their associated thumbnail images. From this, any record can be selected and full details, together with a full size image, displayed. Extensive linkages enable the database to be mined to display details of aliases, known associates, vehicles, etc., as well as images of other distinguishing features such as marks, scars and tattoos. Where appropriate, details of previous crimes, gang memberships, etc. can also be displayed.

Markets

CABS has been installed in more than 35 sites in Canada and the United States. As part of its customer support activities, Imagis has assisted in the development of a CABS Users Group in British Columbia. Besides serving to coordinate user requests for new features, the Users Group has assisted in gaining acceptance of the product by the British of Columbia Association of Chiefs of Police and led to approval for a pilot project to link Greater Vancouver mainland police departments into a regional data-sharing system.

The security industry targeted by Imagis consists of organizations implementing software-based security systems. ENVISAGE and its predecessor product have been installed in over 60 sites in the U.S. and Canada, including a number of Revenue Canada offices. This system has been interfaced to student registration systems on various college and university campuses, as well as to point-of-sale systems in hospitals, transportation facilities, and other commercial locations.

Competition

The law enforcement and security software markets are highly competitive and fragmented, consisting of many fast growing rapidly changing competitors. The principle competitive factors affecting the market for Imagis' products include: supplier competency, product functionality, performance and reliability of technology, depth and experience in distribution and operations, ease of implementation, rapid deployment, customer service and price. There are at least twenty-seven companies which have commercially available products that have some application similarities to Imagis' products for CABS, ID-INMATE and POSITIVE-ID. Twenty-one of these companies have products that include arrest and booking or jail management functions and six of them market facial recognition software. The following software products compete most directly with CABS and ID-INMATE:

     IWS (ImageWare Software)
     Smith & Wesson - EBS (Electronic Booking System)
     Spillman - BookMate and Jail Management

The Company believes that IWS' installations are across the United States, including statewide mugshot/booking software installed in Arizona. Smith & Wesson markets comprehensive software portfolio for use in the law enforcement and security industries. Spillman's market is primarily located in Utah and the Pacific Northwestern United States. These companies are likely to be the most significant competitors to Imagis in their respective geographic areas. Imagis believes, however, that its strong reference base in Canada will provide it with a competitive advantage in expanding into new geographic markets.

In the area of facial recognition, Miros (TrueFace), Smith & Wesson (ASID - Automated Suspect Identification System), Vissage Technology (Vissage Gallery) and Visionics (FaceIt) are companies that have products with application similarities to ID-2000.

It is also evident that there are large high technology companies with sophisticated image capturing and processing software, particularly associated with facial image analysis and recognition. These companies appear to be focused on other industries where image analysis has commercial, entertainment, scientific, or medical applications, but they could also enter the law enforcement and security areas by adding the appropriate software modules.

Intellectual Property Rights

The Company's success is dependent on its ability to protect its intellectual property rights. Imagis relies principally on a combination of copyright and trade secret laws, non-disclosure agreements and other contractual provisions to establish and maintain its proprietary rights.

As part of its confidentiality procedures, Imagis generally enters into nondisclosure and confidentiality agreements with each of its key employees, consultants and business partners and limits access to and distribution of its technology, documentation and other proprietary information. In particular, Imagis has entered into non-disclosure agreements with each of its employees and business partners. The terms of the employee non-disclosure agreements include provisions requiring assignment to Imagis of employee inventions. In addition, Imagis' source code for its software products is maintained in a controlled environment within the technology and development group. For security purposes, a copy of the source code is maintained in a lock-box at the Bank of Montreal in Vancouver, accessible only by the Board of Directors of Imagis. There can be no assurance that Imagis' efforts to protect its intellectual property rights will be successful. Despite Imagis' efforts to protect its intellectual property rights, unauthorized third parties, including competitors, may from time to time copy or reverse engineer certain portions of Imagis' technology and use such information to create competitive products.

Policing the unauthorized use of Imagis' technology is difficult, and, while Imagis is unable to determine the extent to which piracy of Imagis' technology exists, such piracy can be expected to be a persistent problem. In addition, the laws of certain countries in which Imagis' technology is or may be licensed do not protect its products and intellectual property rights to the same extent as do the laws of Canada and the United States. As a result, sales of products based on Imagis' technology in such countries may increase the likelihood that Imagis' technology might be infringed upon by unauthorized third parties.

It is possible that the scope, validity and/or enforceability of Imagis' intellectual property rights could be challenged by competitors or other parties. Imagis is currently in the process of recording its interests in certain of its intellectual property rights with relevant authorities in applicable jurisdictions. The results of such challenges before administrative bodies or courts depend on many factors which cannot be accurately assessed at this time. Unfavorable decisions by such administrative bodies or courts could have a negative impact on Imagis' intellectual property rights. Any such challenges, whether with or without merit, could be time consuming, result in costly litigation and diversion of resources, cause product shipment delays or require Imagis to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to Imagis or at all. In the event of a claim of product infringement against Imagis and Imagis' failure or inability to license the infringed or similar technology, Imagis' business, operating results and financial condition could be materially adversely affected.

Imagis has not registered any trademarks in the Canada, the United States or elsewhere.

Research & Development

The integrated information and video imaging systems is characterized by rapid technological change and increasing user requirements. Accordingly, Imagis must be able to provide new products to modify and enhance existing products on a timely and continuing basis in order to be competitive. To accomplish this objective, Imagis' strategy is to utilize proven technology to further enhance its existing products and to create new products. Where appropriate, Imagis may acquire complementary technology developed by third parties for integration into Imagis' products.

Imagis personnel have considerable experience and expertise in the development of integrated information and video imaging systems specifically designed for use in the law enforcement industry. Imagis' chief technology personnel were initial developers of Imagis' imaging products and have been involved in the development of each of the eight versions of the CABS product. Imagis' software product development personnel employ modular software architecture, object-oriented software development and graphical user interface design technologies to develop scaleable, modular products.

In order to add significant additional value to Imagis' product line and a major differentiator to CABS and other Imagis products, Imagis plans to release ID-2000 commercially during 1999. Imagis plans further enhancements to ID-2000 to increase its market share in the law enforcement industry. In addition, Imagis plans to further enhance the product for introduction into the security industry, particularly in the area of access control.

As of December 31, 1999, Imagis' research and development staff consisted of nine employees in the Victoria office and the Chief Technology Officer in our Vancouver head office.

During the fiscal year ended December 31, 1999, Imagis' total expenditures for research and development was $614,509. Management believes that timely and continuing product development is critical to Imagis' success and plans to continue to allocate significant resources to product development.

Plan of Operation and Business Strategy

Imagis' objective is to be a leading provider of biometric facial recognition systems in Canada, the United States and globally. Imagis' strategy encompasses the following key elements:

Leverage core capabilities to develop configurable products. Imagis has substantial experience and expertise in (I) software application development for integrated information and video imaging systems; (ii) a variety of computer platforms and operating environments; (iii) the technical issues associated with installing an integrated information and video imaging system; and (iv) the business and operating issues in planning, managing and installing integrated information and video imaging systems. Imagis intends to utilize these core capabilities to develop configurable products that can be scaled and expanded to meet a customer's specific requirements.

Expand market share of automated arrest and booking and facial recognition systems. Imagis designed CABS to the specifications of the RCMP and has installed the system in over 30 RCMP detachments, including the two largest detachments in Canada. Imagis intends to focus on expanding its existing market share in the area of automated arrest and booking systems in Canada and the United States by incorporating enhancements, such as ID-2000, and increasing the functionality of CABS, and by continuing to provide its customers, through its network of business partners, with superior service and support.

Leverage key business partner relationships. To market its products to a wider variety of potential customers, Imagis has developed key relationships with a select number of companies in Canada, the United States and Mexico to resell or market Imagis' products directly or as a part of an integrated solution and to provide consulting, integration and after-sales product support. Imagis plans to add additional business partner relationships to enhance the distribution of its products world-wide.

Business Partners

Imagis has several business partners in Canada and the United States that resell and market Imagis' products and that provide consulting, integration and after-sales product support to Imagis' clients. Imagis believes that business partners can provide substantial sales leverage, including access to established client bases, and can serve as a source of qualified sales and technical staff at a relatively low cost. Imagis plans to expand the business partner network, thereby minimizing the cost of establishing new offices and training personnel. With its current business strategy of developing business partners and utilizing value-added resellers ("VARs") for both sales and installation support services, Imagis intends to leverage its position in Canada to secure key installations in the United States. See "Note Regarding Forward Looking Statements."

Imagis currently has business partner agreements with the following companies:
Maritime Information Technology Inc. ("MITI"); Impact Solutions Corporation; West Covina Service Group; Radian Inc.; Vilsa; Orion Scientific Systems Inc.; Cerulean Technology Inc.; Fujitsu (Malaysia); ExWay; RCM Technologies; and PICS SmartCard.

The major terms of the business partner agreements are similar. All agreements are non-exclusive; typically have a three-year term; define a relationship in which the business partner is responsible for selling Imagis' products to end-users, and subsequently providing first-line customer support, while
Imagis provides technical support to the business partner. The business partner earns a discount on list price of Imagis' products, typically 40%. Imagis frequently integrates its products with those of its business partners.

MITI is a large information technology provider in Canada with offices in
Toronto, Ottawa, Saint John, Fredericton, Moncton and Halifax.   MITI provides
information technology sales, service, and support to large corporations and government agencies in Canada, through their staff of over 450. Under MITI's agreement with Imagis, MITI is authorized to sell all of Imagis' products in the Atlantic Provinces of Canada (including New Brunswick, Nova Scotia, Prince Edward Island, and Newfoundland), and the Province of Ontario.

Impact is a California-based developer of law-enforcement software, which
Imagis believes is complimentary to Imagis' products.   Under its agreement
with Imagis, Impact is authorized to sell all of Imagis' products in the United States.

The West Covina Service Group is a police department which markets law-enforcement products to other police departments. Based east of Los Angeles, West Covina has customer base of 30 departments, mostly on the US West Coast, which uses their text-based Record Management System ("RMS"). West Covina recently installed CABS to add imaging facilities to RMS, and are now promoting this capability to their users.

Radian is a Virginia-based developer of comprehensive management systems for the jail-administration market. Radian has signed an agreement with Imagis to use CABS as an arrest and booking module as part of their jail administration product.

Vilsa is a systems integrator based in Mexico City. Vilsa has offices throughout Central and South America. Under their agreement with Imagis, Vilsa is authorized to sell all Imagis products throughout Central and South America.

ORION Scientific Systems is an international software consulting firm founded in 1978. Based in Sacramento, California, Orion has approximately 140 employees.

Cerulean Technology Inc. develops and markets advanced real-time wireless technology for application in a number of markets, including cable, HVAC, financial services, healthcare, utilities, and public safety. Imagis is working with Cerulean and their partner network on the provision of our applications in a wireless environment. Based in Marlborough, Massachusetts, Cerulean was founded in 1992.

Fujitsu in Kuala Lumpur, Malaysia are the principal supplier of IT systems to the Royal Malaysian Police. We are currently working with them on a project to supply CABS / ID-2000 to the Police. They also have a significant opportunity to supply ID-2000-based security systems to the Malaysia-based Star Cruise Group, for security purposes in cruise ships.

ExWay is a Tokyo, Japan based company which is 80% owned by NTT. Their focus is on SmartCards, and we are working with them on adding facial recognition to the card which NTT plans to propose for the National Social Security Systems in Japan and Peru. NTT have requested our agreement for them to sell this system anywhere in the world.

RCM Technologies is a Pennsauken, New Jersey based company which was founded in 1971. They are a provider of Business, Technology and Resource solutions in Information Technology and Professional Engineering to customers in the corporate and government sectors. RCM is promoting CABS through its offices in North America.

PICS SmartCard is a Burnaby, British Columbia company which was founded in 1967. To capture high-quality images can require specialist hardware, particularly in terms of cameras and capture cards. As the provision of these is not part of our business model, we have come to an agreement with PICS SmartCard, who have offices in Seattle and Vancouver, to provide the necessary hardware components to our Business Partners when required.

Under the business partner agreements, the Business Partners have agreed to sell Imagis' products as part of their standard product line. While they typically have designated territories (as described above), the Business Partners may sell Imagis' products anywhere they have opportunities, including Canada, the United States and other countries. Imagis provides training and ongoing support, through training and support programs, on product demonstration, operation, installation, and customer support to the Business Partners' staff. The Business Partners have agreed to promote the products and maintain sales and support teams to handle these functions.

During 1999, Imagis added several partners in the United States, Japan and Latin America.

Sales & Marketing

Other than in western Canada, Imagis sells its products exclusively through its business partner network. Sales within western Canada are conducted principally by Imagis' direct sales force. Imagis' target customer typically prefers to purchase from a supplier with whom they have an established relationship, who understands their business needs, can provide local demonstrations and demonstration systems, can directly supply hardware components in addition to software and provides local software support within the customer's time zone. By relying on its local direct sales force in British Columbia and the local sales force of its business partners elsewhere, Imagis believes it satisfies its customers' preferences, while increasing the sales resources promoting the product.

Imagis offers its customers the option to license or subscribe to its software products. Under the subscription model, a customer is charged 1/24th of the license price per month for the duration of the subscription agreement, thereby providing Imagis an ongoing revenue stream. The subscription model provides customers with free software upgrades and updates. The Newmarket, Ontario detachment of the RCMP was the first customer to use the subscription model.

The modular design of CABS enables the installation of an inexpensive entry-level departmental system for approximately $20,000 (where budgetary considerations preclude the user from investing in a larger system), while providing the opportunity to enhance the system over time as funds become available. A comprehensive system for a large police department costs up to approximately $100,000. CABS is priced on a server basis, the license covering the specific number of police officers using the server. The price per officer declines incrementally as the total number of police officers increases.

Imagis focuses its marketing efforts primarily on the CABS product. Imagis markets CABS directly to police detachments through Internet advertising (www.imagis-cascade.com) and through attendance at national and international law enforcement conferences and trade shows. Imagis also relies on its business partners to market CABS directly to police detachments in their local sales region.

Employees

As of December 31, 1999, Imagis had 20 full-time employees, including 7 in research and development, 4 in marketing and sales, 3 in customer support and 6 in management, finance and administration. Imagis' success will depend in large part on its ability to attract and retain skilled and experienced employees. None of Imagis' employees are covered by a collective bargaining agreement and Imagis believes that its relations with its employees is good. Imagis does not currently have any key man life insurance on any of its directors or executive officers.

Risk Factors

Imagis' business is subject to the following risks. These risks also could cause actual results to differ materially from results projected in any forward-looking statement in this report.

Limited Operating History; History of Losses; Increased Expenses

Imagis commenced operations in March 1998 and therefore has only a limited operating history upon which an evaluation of its business and prospects can be based. Imagis and its predecessors incurred net losses of $2,141,386 and $1,320,439 in the years ended December 31, 1999 and December 31, 1998, respectively. Imagis has never been profitable and there can be no assurance that, in the future, Imagis will be profitable on a quarterly or annual basis. Imagis plans to increase its operating expenses to expand its sales and marketing operations, fund greater levels of research and development, broaden its customer support capabilities and increase its administration resources. In view of the rapidly evolving nature of Imagis' business and markets and limited operating history,

Imagis believes that period-to-period comparisons of financial results are not necessarily meaningful and should not be relied upon as an indication of future performance.

New Product Development

Imagis expects that a significant portion of its future revenue will be derived from the sale of newly introduced products and from enhancement of existing products. See "Forward-Looking Statements." Imagis' success will depend in part upon its ability to enhance its current products on a timely and cost-effective basis and to develop new products that meet changing market conditions, including changing customer needs, new competitive product offerings and enhanced technology. There can be no assurance that Imagis will be successful in developing and marketing on a timely and cost-effective basis new products and enhancements that respond to such changing market conditions. If Imagis is unable to anticipate or adequately respond on a timely or cost-effective basis to changing market conditions, to develop new software products and enhancements to existing products, to correct errors on a timely basis or to complete products currently under development, or if such new products or enhancements do not achieve market acceptance, Imagis' business, financial condition, operating results and cash flows could be materially adversely affected. In light of the difficulties inherent in software development, Imagis expects that it will experience delays in the completion and introduction of new software products. See "Forward-Looking Statements."

Lengthy Sales Cycles

The purchase of a computerized arrest and booking system is often an enterprise-wide decision for prospective customers and requires Imagis (directly or through its business partners) to engage in sales efforts over an extended period of time and to provide a significant level of education to prospective customers regarding the use and benefits of such systems. Due in part to the significant impact that the application of CABS has on the operations of a business and the significant commitment of capital required by such a system, potential customers tend to be cautious in making acquisition decisions. As a result, Imagis' products generally have a lengthy sales cycle ranging from three to nine months. Consequently, if sales forecast from a specific customer for a particular quarter are not realized in that quarter, the Company may not be able to generate revenue from alternative sources in time to compensate for the shortfall. The loss or delay of a large contract could have a material adverse effect on Imagis' quarterly financial condition, operating results and cash flows, which may cause such results to be less than analysts' expectations. Moreover, to the extent that significant contracts are entered into and required to be performed earlier than expected, operating results for subsequent quarters may be adversely affected.

Dependence on Key Personnel

Imagis' performance and future operating results are substantially dependent on the continued service and performance of its senior management and key technical and sales personnel. Imagis intends to hire a number of additional technical and sales personnel. See "Forward-Looking Statements." Competition for such personnel is intense, and there can be no assurance that Imagis can retain its key technical, sales and managerial employees or that it will be able to attract or retain highly qualified technical and managerial personnel in the future. The loss of the services of any of Imagis' senior management or other key employees or the inability to attract and retain the necessary technical, sales and managerial personnel could have a material adverse effect upon Imagis' business, financial condition, operating results and cash flows. With the exception of Andy Amanovich, Chief Technology Officer, and David Lutes, Chief Engineer, Imagis does not currently maintain "key man" insurance for any senior management or other key employees.

Dependence on Marketing Relationships

Imagis' products are primarily marketed by Imagis' business partners. Imagis' existing agreements with business partners of its products are nonexclusive and may be terminated by either party without cause. Such organizations are not within the control of Imagis, are not obligated to purchase products from Imagis and may also represent and sell competing products. There can be no assurance that Imagis' existing business partners will continue to provide the level of services and technical support necessary to provide a complete solution to Imagis' customers or that they will not emphasize their own or third-party products to the detriment of Imagis' products. The loss of these business partners, the failure of such parties to perform under agreements with Imagis or the inability of Imagis to attract and retain new business with the technical, industry and application experience required to market Imagis' products successfully could have a material adverse effect on Imagis' business, financial condition, operating results and cash flows.

Additionally, with respect to most sales, Imagis supplies products and services to a customer through a third party supplier acting as a project manager or systems integrator. In such circumstances, Imagis has a sub-contract to supply its products and services to the customer through the prime contractor. In these circumstances, Imagis is at risk that situations may arise outside of its control that could lead to a delay, cost over-run or cancellation of the prime contract which could also result in a delay, cost over-run or cancellation of Imagis' sub-contract. The failure of a third party supplier to supply its products and services or perform its contractual obligations to the customer in a timely manner could have a material adverse effect on Imagis' financial condition, results of operations and cash flows.

Competition

The markets for arrest and booking systems, jail management systems, facial recognition software, security software and fraud detection and tracking systems are highly competitive. Numerous factors affect Imagis' competitive position, including supplier competency, product functionality, performance and reliability of technology, depth and experience in distribution and operations, ease of implementation, rapid deployment, customer service and price.

Imagis primarily competes in the arrest and booking systems market with Epic Solutions, ImageWare Software, Smith & Wesson and Spillman. Imagis' primary competitors in the facial recognition software market with ImageWare (FaceID), Miros (Trueface), Smith & Wesson (ASID - Automated Suspect Identification System), Vissage Technology (Vissage Gallery) and Visionics (FaceIt).

Certain of Imagis' competitors have substantially greater financial, technical, marketing and distribution resources than Imagis. As a result, they may be able to respond more quickly to new or emerging technologies and changing customer requirements, or to devote greater resources to the development and distribution of existing products. There can be no assurance that Imagis will be able to compete successfully against current or future competitors or alliances of such competitors, or that competitive pressures faced by Imagis will not materially adversely affect its business, financial condition, operating results and cash flows.

Proprietary Technology

Imagis' success is dependent on its ability to protect its intellectual property rights. Imagis relies principally upon a combination of copyright and trade secret laws, non-disclosure agreements and other contractual provisions to establish and maintain its rights. The source codes for Imagis' products and technology are protected both as trade secrets and as unpublished copyrighted works. To date, Imagis has not applied for any patents or trademarks. As part of its confidentiality procedures, Imagis enters into nondisclosure and confidentiality agreements with each of its key employees, consultants, distributors, customers and corporate partners, to limit access to and distribution of its software, documentation and other proprietary information. There can be no assurance that Imagis' efforts to protect its intellectual property rights will be successful. Despite Imagis efforts to protect its intellectual property rights, unauthorized third parties, including competitors, may be able to copy or reverse engineer certain portions of Imagis' software products, and use such copies to create competitive products.

Policing the unauthorized use of Imagis' products is difficult, and, while Imagis is unable to determine the extent to which piracy of its software products exists, software piracy can be expected to continue. In addition, the laws of certain countries in which Imagis' products are or may be licensed do not protect its products and intellectual property rights to the same extent as do the laws of Canada and the United States. As a result, sales of products by Imagis in such countries may increase the likelihood that Imagis' proprietary technology is infringed upon by unauthorized third parties.

In addition, because third parties may attempt to develop similar technologies independently, Imagis expects that software product developers will be increasingly subject to infringement claims as the number of products and competitors in Imagis' industry segments grow and the functionality of products in different industry segments overlaps. Although Imagis believes that its products do not infringe on the intellectual property rights of third parties, there can be no assurance that third parties will not bring infringement claims (or claims for indemnification resulting from infringement claims) against Imagis with respect to copyrights, trademarks, patents and other proprietary rights. Any such claims, whether with or without merit, could be time consuming, result in costly litigation and diversion of resources, cause product shipment delays or require Imagis to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to Imagis or at all. A claim of product infringement against Imagis and failure or inability of Imagis to license the infringed or similar technology could have a material adverse effect on Imagis' business, financial condition, operating results and cash flows.

Exchange Rate Fluctuations

Because Imagis' reporting currency is the Canadian dollar, its operations outside Canada face additional risks, including fluctuating currency values and exchange rates, hard currency shortages and controls on currency exchange. Currently Imagis has limited operations outside Canada, but it intends to begin marketing its products in the United States, Europe and Mexico later this year. Imagis does not currently engage in hedging activities or enter into foreign currency contracts in an attempt to reduce Imagis' exposure to foreign exchange risks. In addition, to the extent Imagis has operations outside Canada, Imagis is subject to the impact of foreign currency fluctuations and exchange rate charges on Imagis' reporting in its financial statements of the results from such operations outside Canada. Since such financial statements are prepared utilizing Canadian dollars as the basis for presentation, results from operations outside Canada reported in the financial statements must be restated into Canadian dollars utilizing the appropriate foreign currency exchange rate, thereby subjecting such results to the impact of currency and exchange rate fluctuations.

Need for Additional Financing

Revenue from Imagis' operations is not sufficient to finance the cost of development and marketing of its technology. Accordingly, Imagis must raise substantial additional funding. Imagis expects to be able to meet its financial obligations for approximately the next 12 months. There is no assurance that, after such period, Imagis will be able to secure financing or that such financing will be obtained on terms favorable to Imagis. Failure to obtain adequate financing could result in significant delays in development of new products and a substantial curtailment of operations.

Risk of Software Defects

Software products as complex as those offered by Imagis frequently contain errors or defects, especially when first introduced or when new versions or enhancements are released. Despite product testing, Imagis has in the past released products with defects in certain of its new versions after introduction and experienced delays or lost revenue during the period required to correct these errors. Imagis regularly introduces new versions of its software. There can be no assurance that, despite testing by Imagis and its customers, defects and errors will not be found in existing products or in new products, releases, versions or enhancements after commencement of commercial shipments. Any such defects and errors could result in adverse customer reactions, negative publicity regarding Imagis and its products, harm to the Imagis' reputation, loss or delay in market acceptance or required product changes, any of which could have a material adverse effect upon its business, results of operations, financial condition and cash flows.

Product Liability

The license and support of products by the Registrant may entail the risk of exposure to product liability claims. A product liability claim brought against the Registrant or a third party that the Registrant is required to indemnify, whether with or without merit, could have a material adverse effect on the Registrant's business, financial condition, operating results and cash flows.

Directors' and Officers' Involvement in Other Projects

Many of the officers and directors of Imagis serve as directors, officers and/or employees of companies other than Imagis. While Imagis believes that such officers and directors will be devoting adequate time to effectively manage Imagis, there can be no assurance that such other positions will not negatively impact an officer's or director's duties for Imagis.

Item 2.  Description of Property.

The Company subleases an approximately 800 square foot facility at 1300-1075 West Georgia Street in Vancouver, British Columbia from International Portfolio Management Inc. These premises are used as the Company's headquarters, and includes the finance team as well as a large portion of the sales team. This lease is on a month to month basis, with monthly payments totaling $6,000.

The Company leases an approximately 5,600 square foot facility at 1027 Pandora Avenue in Victoria, British Columbia from Walter & Norman Lee. These premises house the Company's development and technical support teams, as well as handles
the coordination of the sales and marketing function.   This leasing agreement
is for a three-year term, with monthly payments of $6,300.


The Company leases an approximately 300 square foot facility used as a small sales office at 200-38 Auriga Drive in Nepean, Ontario. The payments under this lease are $963 per month, with an expiry date of June 30, 2000.

Item 3.  Legal Proceedings.

From time to time, the Company may be involved in litigation relating to claims arising out of its operations in the normal course of business. As of the date of this report, the Company is not a party to any legal proceedings, the adverse outcome of which, in management's opinion, individually or in the aggregate, would have a material effect on the Company's results of operations or financial position.

Item 4.  Submission of Matters to a Vote of Security Holders.

None

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

The Company's common stock, no par value (the "Common Stock"), began trading on the Canadian Venture Exchange under the symbol "CAP" on September 29, 1998 and changed its symbol to "NAB" on February 25, 1999. The table below establishes the reported high and low sales prices for the Common Stock for the period from September 29, 1998 to December 31, 1999 (as reported on the Canadian Venture Exchange). The last reported closing price of the Common Stock on the Canadian Venture Exchange on March 27, 2000 was Cdn $5.85.

                                        High           Low
                                        ----           ----

September 30, 1998                  Cdn $0.55      Cdn $0.50
December 31, 1998                        0.90           0.50
March 31, 1999                           1.20           0.65
June 30, 1999                            1.24           0.80
September 30, 1999                       0.90           0.60
December 31, 1999                        0.95           0.60

As of March 27, 2000, there were 13 holders of record based on the records of the Company's transfer agent which does not include beneficial owners of Common Stock whose shares are held in the names of various securities brokers, dealers and registered clearing agencies.

The Company has never paid dividends on the Common Stock and does not intend to pay dividends on the Common Stock in the foreseeable future. The Board of Directors of the Company intends to retain any earnings to provide funds for the operation and expansion of the Company's business. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Sources of Funds."

On October 1, 1999, the Company agreed to sell convertible debentures having an aggregate principal value of $595,200 to three placees. Each debenture has a one year term and bears interest at the rate of 8% per annum. The debenture was convertible into units at the rate of $0.64 per unit, each unit consisting of one common share and one non-transferable share purchase warrant. Subsequent to year end, all of the debentures were converted. The attached warrants enable the debenture holders to purchase an equal number of additional common shares for two years, at a price of $0.64 per share if exercised in the first year and $0.74 per share if exercised in the second year. As of March 27, 2000, all but 200,000 of the warrants had been exercised.

Item 6.  Management's Discussion and Analysis

Forward Looking Statements:

Statements in this Annual Report on Form 10-KSB, including those concerning our expectations of future sales revenues, gross profits, technology development, sales and marketing, and administrative expenses, product introductions and cash requirements, include forward-looking statements. As such, our actual results may vary materially from our expectations. Factors which could cause our actual results to differ from expectations include variations in the level of orders which can be affected by general economic conditions, and in the markets served by our customers, the international economic and political climates, difficulties or delays in product functionality or performance, the timing of future product releases, failure to respond adequately to either changes in technology or customer preferences, changes in our pricing or our competitors, ability to manage growth, risk of nonpayment of accounts receivable and changes in budgeted costs, all of which constitute significant risks. There can be no assurance that our results of operations will not be adversely affected by one or more of these factors.

Overview:

In February, 1999, we completed our acquisition of Imagis-Cascade Technologies Inc., a privately-held company, and in the second quarter, we completed a financing raising approximately Cdn$2.9 million before financing costs. Our acquisition, more fully described in the notes to the audited financial statements appended and in our Form 10-SB filed in 1999, was accounted for as a reverse take-over whereby the company acquired is deemed the parent for reporting purposes and the acquirer is considered to be the acquired entity. This treatment conforms with generally accepted accounting principles in Canada and provide the same results as those applicable in the United States for such transactions.

Prior to the acquisition, Imagis-Cascade Technologies Inc. had developed software programs directed to the security industry, primarily jails and other government agencies, and was in the process of developing its current primary product, CAB's, and other related products for the law enforcement sector. In addition, due to the lack of funding, the company's management was heavily focussed on finding funds to continue operations. Consequently the results reported for the prior year, before the acquisition, are not particularly comparable to the current period, either in respect to products and operations or to functional cost categorization. In addition, prior to the acquisition, as the company was small and privately held, many specific details on individual product sales information as well as certain detailed functional costing information that could be used for analytical purposes were not tracked either in the company's accounting system or by other means in a meaningful manner. The comparative numbers reported in the past for some functional costs included reasonable management allocations between categories.

Results of Operations for the years ended December 31, 1999 and 1998:

Revenues:

Our revenues for 1999 were $722,193, representing a gain of $167,033 or 30 per cent over the previous year level of $555,160. The 1999 revenues include approximately $332,114 from sales of our new CAB's software product and accounts for essentially all of the year over year improvement. There were no sales of this product in 1998. Revenues in 1999 from annual support contracts related to older software programs sold in the past and other services amounted to $173,639, and from hardware and other equipment sales were $216,440.

As noted previously, prior year sales revenues were for older products sold into other markets and for related hardware. Aggregate sales of these older software products and revenues from support services provided in 1998 aggregated $335,160, almost twice that of 1999 sales revenues, while sales of hardware approximated $220,000.

Purchases of materials:

Our 1999 purchases of hardware and other materials aggregated $222,919, 41 per cent more than our expenditures in the prior year of $158,472. The hardware required is dependent on individual customer needs dictated to some degree by the size of the installation, so year to year changes reflect primarily the mix of customers and their needs in each year and don't reflect a trend. Moreover, in the future we expect that both hardware sales revenues and costs will decline substantially due to a significant change of sales strategy which we recently adopted. The change involves the establishment of strategic partners to market our products to their customer bases. We expect that these partners will be quite able to directly fulfil this hardware component need, and this transfer will thereby cause a reduction in our hardware revenues and costs. But we anticipate that our software sales will grow as a result of the contribution of these partners to more than compensate for our loss of this hardware revenue source and any contribution to profits.

Sales and marketing:

Our expenditures on Sales and marketing for the year were $927,593 which is substantially higher than for the comparable prior year of $606,775. As previously indicated, we changed our marketing approach during the year to engage strategic partners which can provide a far wider geographic reach and also supplement the technical support requirements of customers. This strategy expands our effective sales force through the partners and frees our technical staff to focus more exclusively on product development. We also engaged three regional sales managers mid-year to develop and manage our partner relationships. Sales and marketing costs in the current year included salaries of $294,768, travel of $375,878 and other advertising materials and support costs of $256,947. In 1998, while salaries appear higher at approximately $376,000, as previously indicated all prior period costs reported include some reasonable allocations to sales and marketing activities from the administrative category as detailed records separating all costs by function were not maintained. The above 1998 salary and other cost categories include costs for some technology development activity also. The 1998 travel was $84,000 and all other costs amounted to $146,775. The lower travel and other support costs reflects Imagis Cascades' limited funds during this prior period.

Technology development:

Our development costs in the current year were $614,509. The technical staff was more than doubled in size over the year and two new product modules, Evidence ID and ID 2000, were advanced to the beta stage and then released before year end. Salary costs of $465,428 were the largest cost component at 76 per cent of the total. Travel and support costs constituted the remaining 24 per cent or $149,081. Prior year costs for the year to date, as previously noted, were not segregated, but included in the Sales and marketing category and with Administrative costs.

Administrative:

Our Administrative costs for the current year were $900,013, slightly lower than the prior year level of $950,608. Included in this function are salaries and other office support costs of $620,997, professional fees, primarily legal, of $153,548, shareholder and regulatory costs of $59,920 and travel and other of $65,548. The 1998 comparative administrative costs included salaries and support costs of $649,000, legal and other professional fees of $131,000 and travel and other of $170,608. As noted above, some Technology development costs are included in the 1998 amounts reported in this category and consequently comparability is affected.

Other Costs and Expenses:

Other costs and expenses include amortization of $56,109, approximately 64 per cent higher than the previous year amount of $34,252. The increase reflects our added expenditures to equip our new staff. As well, there was an inventory valuation reduction of $111,836 following our acquisition of Imagis Cascade and a detailed review of the inventories.

Loss for the Year:

Overall we experienced a net loss for the period of $2,110,786 or $(0.28) per share. The loss is considerably larger than that of the prior year of $1,320,439 or $(0.39) per common share. The higher loss this year essentially reflects the higher Sales and marketing and Technology development costs from year to year. The current year per share amount, however, is a lessor amount due to the effect of the common share issuances arising from our acquisition and financing transactions in the year.

Due to the addition of the three regional sales managers, we expect our Sales and marketing costs to be significantly higher in future periods, the increase reflecting salary and travel costs of these new individuals. We have also recently adopted an expanded biometric direction and plan to add a number of development staff over the next year. This will increase Technology development costs, primarily salaries, in the coming year also.

Liquidity and Capital Resources:

We completed our acquisition of Imagis-Cascade Technologies Inc. in February with the issue of 3.4 million common shares to the Imagis Cascade shareholders. Following this, we completed a public offering and sold 2.4 million common shares at a per share value of $1.23. This yielded to us gross proceeds of $2,952,000. We also completed a private placement of 535,714 common shares issued at a price of $0.56 per share to yield proceeds of $300,000, and together after costs they aggregated $3,017,484. We used some of these funds to repay a cash obligation which was part of the negotiated terms of the acquisition in the amount of $900,000. We used an additional $280,000 to reduce notes payable to a balance of $130,000 at year end.

The remaining funds allowed us to operate through to the latter part of the year. During the year, we incurred total operating costs $2,832,979 offset to some degree by our sales revenues of $722,193, both amounts adjusted for delays in collections of receivables and payments of costs. Our cash resources were reduced from delayed collections reflected in the increase of trade receivables at year end amounting to $124,910. However this benefit was more than offset by necessary payments of overdue trade payables of $216,569.

Also during the year, we purchased office equipment and software totaling $70,161. In our view, this relatively low level is fairly representative of our expected annual capital expenditure levels in the future since we will require additional equipment only when we engage more development and other staff.

Due to the reduced cash position which arose in the fourth quarter, we undertook to raise additional capital by issuing 595.2 convertible debenture units yielding $595,200 in cash to our company. Each debenture unit valued at $1,000 has a one year term and bears interest at the rate of eight(8) per cent, and has a full warrant attached. At year end, we had received $356,480 of the above total. These partial proceeds sustained us through to year end, although at year end, our cash position had fallen to $9,682, and our working capital position had declined to a deficit of ($198,034).

Subsequent to the year end, we received the remainder of the debenture subscription funds and issued the debenture units. Our cash position was strengthened further when a portion of the debenture warrants were exercised in February which contributed additional cash of $395,200. And in March, we were successful in completing a private placement of 875,000 common shares priced at $0.80 per share which added cash of $700,000 more for operations. With the additional equity subscription subsequent to year end, our cash position as of March 27, 2000 is approximately $495,000. While we believe that this will be sufficient to fund our current level of operations for the remainder of the year, as a result of our expanded focus on developing new biometric applications and capabilities, we expect to be seeking additional funding in the latter part of the current year to finance this extensive development work.

Item 7.  Financial Statements and Supplementary Data.

The financial statements of Imagis required by this Item 7 are set forth at the pages indicated at Item 13 (a)(1).

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Executive Officers and Directors

The following table sets forth certain information concerning Imagis' executive officers and directors as of December 31, 1999:

Name                Age            Position with the Company

Iain Drummond       54             President, Chief Executive Officer
                                     and Director
Ross Wilmot         56             Chief Financial Officer
Andy Amanovich      42             Chief Technology Officer
Sandra E. Buschau   49             Secretary and Director
Altaf Nazerali*     46             Director
Rory Godinho*       41             Director
Frederick Clarke*   64             Director
_____________________
*  Audit Committee Member

Iain Drummond has served as a Director since February 12, 1999, as President and Chief Executive Officer of Registrant since February 23, 1999 and of Imagis Cascade Technologies Inc. since September 1, 1998. He has extensive management experience in the high technology industry. Most recently he served as the Vice-President, Strategic Partnerships with Alis Technologies of Montreal, Quebec, a provider of integrated language-handling technologies and translation solutions, from 1990 to 1998, where he set up the international sales network for its language translation software products. Previously, he was President of Clan Technologies, a developer and marketer of executive information systems, in Canada from 1988 to 1990. Prior to that, he worked with International Computers Limited, a supplier of integrated computer systems, from 1966 to 1988, including serving as President for ICL Canada, a wholly owned subsidiary of International Computers Limited focused on selling integrated computer systems to large retailers.

Ross Wilmot has served as the Chief Financial Officer of Imagis since July 7, 1998. Mr. Wilmot was a Director of Imagis from July 7, 1998 to February 12, 1999. Mr. Wilmot has over 25 years of international business experience in the resources and technology industries. His principal occupation is as a corporate executive of a number of publicly traded companies. He serves as the President of Paloma Ventures Inc., an inactive Vancouver Stock Exchange issuer with no current business activity, and as Vice-President, Finance of the following companies: (a) Multivision Communications Corp., the operator of MMDS TV systems in Bolivia (August 1995 to present); (b) Breckenridge Resources Ltd., a junior exploration company with mining interests in China (January 1995 to present); (c) CTF Technologies Inc., a company engaged in the servicing of electronic refueling technology in Brazil (July 1996 to present);
(d) Harambee Mining Corp., an inactive Vancouver Stock Exchange junior exploration company with exploration projects in Africa (January 1997 to present); (e) Botex Industries Corp., a company engaged in the development and manufacturing of plastic-based material used as replacement for traditional rubber, plastic, and latex compounds in many applications (June 1996 to present); (f) Intacta Technologies Inc. (formerly, InfoImaging Technologies Inc.), a software technology company, (1997 to present); (g) Plata Minerals Corp., an inactive Vancouver Stock Exchange company with no current business interest (January 1995 to present). Mr. Wilmot holds a Bachelor of Science and a Masters of Science in metallurgical engineering from the University of Toronto and is a chartered accountant.

Andrew Amanovich has served as the Chief Technology Officer of Imagis since February 23, 1999. In addition, Mr. Amanovich serves as the Chief Technology Officer of Imagis. In 1989, Mr. Amanovich founded Pacific, a consulting service engaged in forestry mapping and surveys, where he developed computer simulation models for forest visualization modeling and was involved in forest engineering, geotechnical engineering, digital mapping and software development of technology in March of 1998. Mr. Amanovich holds a Bachelor of Science from the University of British Columbia.

Sandra E. Buschau has served as the Secretary of Imagis since March 10, 1999. Ms. Buschau has been a Director of Imagis since July 7, 1998. In addition, Ms. Buschau has served in the following capacities of other companies: (a) Secretary and Director of Multivision Communications Corp., the operator of MMDS TV systems in Bolivia (November 1995 to present); (b) Corporate Secretary of CTF Technologies Inc., a company engaged in the servicing of electronic refueling technology in Brazil (April 1998 to present); (c) Secretary of Plata Minerals Corp., an inactive Vancouver Stock Exchange company with no current business interest (February 1998 to present); (d) Secretary of Intacta Technologies Inc. (formerly, InfoImaging Technologies Inc.), a software technology company (May 1997 to present); and (e) Secretary of Breckenridge Resources Ltd., a junior exploration company with mining interests in China (September 1992 to present).

Altaf Nazerali has served as a Director of Imagis since July 7, 1998. Mr. Nazerali also served as President and Chief Executive Officer from July 7, 1998 through February 23, 1999. In addition, Mr. Nazerali has served in the following capacities of other companies: (a) Chief Executive Officer (November 1995 to present), President and Director (each October 1995 to present) of Multivision Communications Corp., the operator of MMDS TV systems in Bolivia (b) Director of CTF Technologies Inc., a company engaged in the servicing of electronic refueling technology in Brazil (April 1998 to present); (c) President and Director of Intacta Technologies Inc. (formerly, InfoImaging Technologies Inc.), a software technology company (October 1997 to present); and (d) Chief Executive Officer and President of Canbras Communications Corp., an operator of pay television and telephone systems in Brazil (November 1994 to October 1995).

Rory Godinho has been a Director of Imagis since July 7, 1998. Mr. Godinho is a Principal with the law firm of Godinho Sinclair (since its formation in 1991). Mr. Godinho restricts his practice to the areas of securities and corporate commercial law. In addition, he serves in the following capacities of other companies: (a) Secretary of Harambee Mining Corp., an inactive Vancouver Stock Exchange junior exploration company with exploration projects in Africa (August 1996 to present); (b) Secretary of Intertech Minerals Corp., a junior diamond exploration company with property in Northwest Territories Canada (January 1999 to present); and President and Director of dot.com Technologies Inc., an inactive Vancouver Stock Exchange company with no current business (July 1999 to present). Mr. Godinho holds an LL.B. from the University of British Columbia.

Frederick Clarke has been a Director of Imagis since February 12, 1998. In addition, over the past five years, Mr. Clarke has divided his time serving in the following positions of the following companies: (a) founder and Chairman of the Board of The Clarke Group Companies, a diversified forestry conglomerate based in Mission, British Columbia; (b) advisor/consultant to Green River Log Sales (1996) Ltd.; (c) chairman of the board of Re-Con Building Products Inc., provider of building materials; and (d) officer and Director of Pacific Cascade Consultants Ltd.

Board of Directors

Each member of the Board of Directors is elected annually and holds office until the next annual meeting of shareholders or until his successor has been elected or appointed, unless his office is earlier vacated in accordance with the Bylaws of Imagis. Officers serve at the discretion of the Board and are appointed annually. The Board currently has one committee, the Audit Committee and an Advisory Board.

None of Imagis' directors or executive officers are parties to any arrangement or understanding with any other person pursuant to which said individual was elected as a director or officer of Imagis. No director or executive officer of Imagis has any family relationship with any other officer or director of Imagis.

Audit Committee

The Audit Committee recommends independent accountants to Imagis to audit Imagis' financial statements, discusses the scope and results of the audit with the independent accountants, reviews Imagis' interim and year-end operating results with Imagis' executive officers and Imagis' independent accountants, considers the adequacy of the internal accounting controls, considers the audit procedures of Imagis and reviews the non-audit services to be performed by the independent accountants. The members of the Audit Committee are Fred Clarke, Altaf Nazerali and Rory Godinho.

22

Advisory Board

The following table sets forth the members of the Company's Advisory Board as of December 31, 1999:

          Name
          ----
          Oliver Revell
          Reid Morden
          Wade Nesmith
          Robert Gordon

The Advisory Board's main purpose is to participate in defining the business strategy of Imagis and to aid in implementing that strategy by acting as a liaison to persons and organizations in the law enforcement and security industries.

Oliver Revell has served as a member of the Advisory Board to Imagis since
March 25, 1999.  Mr. Revell served for over 30 years in the U.S. Federal
Bureau of Investigation ("FBI"). Mr. Revell served in various positions with the FBI, eventually becoming Associate Deputy Director of the FBI, the second highest career position within the FBI. Throughout his FBI career, he served on numerous presidential and vice-presidential task forces and was appointed as Vice-Chairman of the Interagency Group for Counter-Intelligence and the Terrorist Crisis Management Committee of the National Security Council. Mr. Revell is a Life Member of the International Association of Chiefs of Police and was the founding Chairman of its Committee on Terrorism.

Reid Morden has served as a member of the Advisory Board of Imagis since April 12, 1999. Mr. Morden is currently a Partner of Sussex Circle Toronto. He is also a member of the Advisory Board, York University International MBA Program, a member of the Canadian Committee of the Council for Security and Cooperation in Asia Pacific and a member of the International Advisory Board of the (Washington, D.C.-based) Institute for the Study of Terrorism and Violence. Mr. Morden served as the President and Chief Executive Officer of Atomic Energy of Canada from 1994 through 1998. From 1991 to 1994 he served as Deputy Minister, Department of Foreign Affairs and International Trade. From 1987 to 1991 he directed the Canadian Security Intelligence Service.

Wade Nesmith has served as a member of the Advisory Board to Imagis since March 11, 1999. Mr. Nesmith has practiced law since 1979 mainly in the securities and regulatory environment. He served as the Superintendent of Brokers for the Province of British Columbia from 1989 to 1992.
Robert Gordon is currently the senior vice president of Oracle Corporation responsible for Oracle's operations in the Netherlands, Belgium, the Middle East and Africa. Previously, Mr. Gordon was President and CEO of Oracle Canada. Prior to joining Oracle in 1991, Mr. Gordon held senior management positions at IBM, Northern Telecom and Bell Atlantic. Mr. Gordon is a past chair of the Information Technology Association of Canada (ITAC).

The Company is a foreign private issuer and, as such, its insiders are not required to file reports under Section 16(a).

Item 10.  Executive Compensation.

Compensation of Executive Officers

The following table sets forth compensation information for the fiscal year of Imagis ended December 31, 1999:

Summary Compensation Table

Name and Principal Position   Iain Drummond, President and Chief Executive
                              Officer

Fiscal Year                        1999

Compensation
Salary ($)                         $137,500
Bonus ($)                          N/A
Other Annual Compensation ($)      N/A

Long Term Compensation
Securities Under Options (#)       N/A

All Other Compensation ($)         $500,000(1)

(1) Mr. Drummond was issued a warrant to purchase 400,000 shares of Imagis at an exercise price of $1.25 per share in consideration for renouncing his right to acquire up to a 6% equity in Imagis Cascade.

Employment Agreements

Pursuant to an agreement dated February 23, 1999, the Registrant retained Iain Drummond to act as President and Chief Executive Officer effective September 1, 1998 (the "Employment Agreement"). Pursuant to the Employment Agreement, Mr. Drummond's current annual salary is $144,000. If the Registrant achieves its annual sales targets during Mr. Drummond's first year of employment, Mr. Drummond will receive a bonus of $75,000. If the Registrant exceeds sales targets during Mr. Drummond's first year of employment, Mr. Drummond's bonus could equal up to 100% of his salary, as determined in the discretion of the Board of Directors. For all years after Mr. Drummond's first year of employment, Mr. Drummond will receive a bonus of 50% of his base salary for that year, if the Registrant achieves its annual sales targets during that year. Any bonus paid to Mr. Drummond must be paid in cash within 90 days of fiscal year end. In addition, under the terms of the Employment Agreement and the Share Purchase Agreement, the Registrant issued a warrant to purchase 400,000 shares at an exercise price of $1.25 to Mr. Drummond (the "Drummond Warrant"). The Drummond Warrant is exercisable in accordance with the following vesting schedule:

(a) 133,333 Shares may be acquired after February 23, 2000;
(b) 133,333 Shares may be acquired after February 23, 2001;
(c) 133,334 Shares may be acquired after February 23, 2002.

Once vesting has occurred with respect to a portion of the shares, Mr. Drummond has two years from the date of vesting with respect to that portion of the vested shares only to purchase the Common Shares. In addition, the Drummond Warrant is exercisable only if on the date of such exercise, Mr. Drummond is a director, officer or employee of Imagis

There were no stock options granted to the named executive officer during the fiscal year ended December 31, 1999.

Compensation of Directors

During the most recently completed financial year ended December 31, 1999, there was no compensation paid by Imagis to the directors for their services as directors except as otherwise disclosed herein. There are no standard arrangements for any such compensation to be paid other than reimbursement for expenses incurred in connection with their services as directors.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information concerning the number of shares of Common Stock owned beneficially as of December 31, 1999 by: (i) each person known to Imagis to own more than five percent (5%) of any class of Imagis' voting securities; (ii) each director of Imagis; and (iii) all directors and officers as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

TITLE OF       NAME AND ADDRESS         AMOUNT AND NATURE OF     PERCENT
  CLASS        OF BENEFICIAL OWNER BENEFICIAL OWNER         OF CLASS(1)

Common Stock   Iain Drummond (2)             400,000        5.7%
               3307 W. 6th
               Vancouver, B.C. V6R 1T2
               Canada

Common Stock   Sandra E. Buschau (3)         230,000        3.5%
               2337 Quayside Drive
               Vancouver, B.C. V5P 4W9
               Canada

Common Stock   Altaf Nazerali (4)            330,000        5.0%
               555 Palisade Drive
               N. Vancouver, B.C. V7R 2H9
               Canada

Common Stock   Rory Godinho (5)              200,000        3.0%
               1590 23rd Street
               W. Vancouver, B.C. V7V 4W9
               Canada

Common Stock   Frederick Clarke (6)          2,082,563      31.5%
               33610 E. Broadway Ave.
               Mission, B.C. V2V 4M4
               Canada

Common Stock   Andy Amanovich                2,032,563      31.0%
               1300-1075 W. Georgia St.
               Vancouver, B.C. V6E 3C9
               Canada

Common Stock   First Capital Invest Corp. (7)1,167,857      17.8%
               International Trust Bldg.
               Wickham Cay
               Road Town Tortola
               PO Box 659, BVI

Common Stock   All directors and officers    3,242,563      44.6%
               as a group (7 persons) (8)

(1)  Based on an aggregate 6,558,214 Shares outstanding as of March 31, 1998.
(2) All 400,000 Shares are issuable pursuant to a warrant and are exercisable within 60 days of March 31, 1999.
(3)  Includes options to purchase 75,000 Shares within 60 days of March 31,
     1999.
(4)  Includes options to purchase 80,000 Shares within 60 days of March 31,
     1999.
(5)  Includes options to purchase 100,000 Shares within 60 days of March 31,
     1999.
(6) 2,032,563 Shares are indirectly held through Pacific. Mr. Clarke controls FWC Holdings Ltd. which owns 50% of Pacific. Andy Amanovich, the current Chief Technology Officer of the Corporation, owns the other 50% of Pacific. Includes Fred Clarke options to purchase 50,000 Shares within 60 days of March 31, 1999.
(7) Based on regulatory filings with the British Columbia Securities Commission, First Capital Invest Corp. is controlled by Kurt Dalmata.
(8) Includes options and warrants to purchase 705,000 Shares within 60 days of March 31, 1999.

Imagis is not aware of any arrangement which might result in a change in control in the future.

Item 12.  Certain Relationships and Related Transactions.

On February 23, 1999, Imagis acquired one hundred percent of the shares in the capital of Imagis Cascade pursuant to a Share Purchase Agreement among Imagis, Imagis Cascade and the shareholders of Imagis Cascade dated December 14, 1998. Certain officers and directors and persons related to them were involved in the transaction. See "ITEM 1- DESCRIPTION OF BUSINESS - Acquisition of Imagis".

The promoters of Imagis were Altaf Nazerali, Rory Godhino, Sandra Buschau and Ross Wilmot. The promoters of Imagis Cascade (prior to the acquisition by Imagis of February 23, 1999) were Pacific Cascade Consulting,

Frederick Clarke and Andrew Amanovich, 385078 B.C. Ltd., a British Columbia company controlled by Penny Walker, and Sonora Logging, controlled by Pamella Markie Clarke.

Except as otherwise disclosed herein, no director, senior officer, principal shareholder, or any associate or affiliate thereof, had any material interest, direct or indirect, in any transaction since the beginning of the last financial year of Imagis that has materially affected Imagis, or any proposed transaction that would materially affect Imagis, except for an interest arising from the ownership of shares of Imagis where the member will receive no extra or special benefit or advantage not shared on a pro rata basis by all holders of shares in the capital of Imagis.

Item 13.  Exhibits and Reports on Form 8-K.

(a)1.  Financial Statements:

       See Index to Financial Statements and Schedule on page F-1

    2. Financial Statement Schedule:

       See Index to Financial Statements and Schedule on page F-1

    3. Exhibits. The following exhibits are filed (or incorporated by reference herein) as part of this Form 10-KSB:

       3.1*     Articles of Incorporation

       4.1* Shareholder Agreement dated February 23, 1999 among the Original Shareholders and the Former Imagis Shareholders

       4.2* Escrow Agreement for a Venture Capital Pool Issuer dated July 3, 1998 among Colloquium Capital Corp., CIBC Mellon Trust Company and Sandra Buschau, Altaf Nazerali, Shafiq Nazerali, Rory Godinho and Ross Wilmot

       4.3      Convertible Note Subscription Agreement dated October 1, 1999

       10.1* Incentive Stock Option Agreements dated July 7, 1998 between the Registrant and each of Sandra E. Buschau, Altaf Nazerali and Ross Wilmot

       10.2* Confidentiality and Non-Competition Agreement dated February 23, 1999 among the Registrant, Imagis, the Former Imagis Shareholders and the principals of the Former Imagis Shareholders

       10.3* Revenue Assignment Agreement dated December 15, 1998 among Imagis, Pacific, Imagis Solutions (US) Incorporated and Imagis North West Solutions Inc.

       10.4* Agency Agreement dated March 29, 1999 among the Registrant and the Agents

       10.5* Subscription Agreement dated January 26, 1999 between the Registrant and Pacific Cascade Consultants Ltd.

       10.6* Subscription Agreement dated January 26, 1999 between the Registrant and First Capital Invest Corp.

       10.7* Incentive Stock Option Agreements dated February 25, 1999 and March 25, 1999 between the Registrant and certain directors, employees and service providers of the Registrant or affiliates or subsidiaries thereof

       10.8* Consulting Services Agreement effective February 25, 1999 between the Registrant and Shafiq Nazerali-Walji

       10.9*    Drummond Warrant

       10.10*   Armitage Warrant

       10.11* Employment Agreement dated February 23, 1999 between the Registrant and Iain Drummond

       10.12* Technology Purchase Agreement among Imagis Technologies Ltd., Imagis Cascade Technologies Inc. and Penelope Walker, Richard Graham and William Hawkes dated March 6, 1998

       10.13* Technology Purchase Agreement between Pacific Cascade Consultants Ltd. and Imagis Cascade Technologies Inc. dated March 6, 1998

       10.14*   Share Purchase Agreement

       10.15*   Confidentiality and Standstill Agreement

       10.16 Loan Agreement between the Registrant and Rexton Corporation dated October 15, 1999

       16.1* Letter to SEC from Elliott Tulk Pryce and Anderson dated December 10, 1998 regarding change in certifying accounts

       21.1*   List of Subsidiaries

       27.1    Financial Data Schedule

* Previously filed as part of the Registrant's Registration Statement on Form 10-SB (File No. 000-30090).
_________________________

(b) Reports on Form 8-K.
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Vancouver, Province of British Columbia, on March 30, 2000.

                                   IMAGIS TECHNOLOGIES INC.


                                   /s/  Iain Drummond
                                   --------------------------------
                                   Iain Drummond
                                   President and Chief Executive
                                   Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature           Title                                     Date

/s/  Iain Drummond       President, Chief Executive Officer   March 30, 2000
Iain Drummond            and Director

/s/  Ross Wilmot         Vice President Finance and Chief     March 30, 2000
Ross Wilmot              Financial Officer

/s/  Sandra Buschau      Director                             March 30, 2000
Sandra Buschau

/s/  Frederick Clarke    Director                             March 30, 2000
Frederick Clarke

/s/  Altaf Nazerali      Director                             March 30, 2000
Altaf Nazerali

IMAGIS TECHNOLOGIES INC.

INDEX TO FINANCIAL STATEMENTS

Independent Auditors' Report                      F-2
Consolidated Balance Sheets                       F-3
Consolidated Statements of Operation and Deficit  F-4
Consolidated Statements of Cash Flows             F-5
Notes to Consolidated Financial Statements        F-6

AUDITORS' REPORT TO THE SHAREHOLDERS

We have audited the consolidated balance sheets of Imagis Technologies Inc. (formerly Colloquium Capital Corp.) as at December 31, 1999 and 1998 and the consolidated statements of operations and deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with Canadian generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 1999 and 1998 and the results of its operations and its cash flows for the years then ended in accordance with Canadian generally accepted accounting principles. As required by the Company Act (British Columbia), we report that, in our opinion, these principles have been applied on a consistent basis.

Canadian generally accepted accounting principles vary in certain significant respects from accounting principles generally accepted in the United States. Application of accounting principles generally accepted in the United States would have affected shareholders' equity as at December 31, 1999 and 1998 and the results of operations for the years then ended to the extent summarized in note 14.

/s/ KPMG LLP
Chartered Accountants

Vancouver, Canada
February 11, 2000

COMMENTS BY AUDITOR FOR U.S. READERS ON CANADA-US REPORTING DIFFERENCES

In the United States, reporting standards for auditors require the addition of an explanatory paragraph (following the opinion paragraph) when the financial statements are affected by conditions and events that cast substantial doubt on the Company's ability to continue as a going concern, such as those described in note 1 to the financial statements. Our report to the shareholders dated February 11, 2000 is expressed in accordance with Canadian reporting standards which do not permit a reference to such events and conditions in the auditors' report when these are adequately disclosed in the financial statements.

/s/ KPMG LLP
Chartered Accountants

Vancouver, Canada
February 11, 2000

IMAGIS TECHNOLOGIES INC.
(Formerly Colloquium Capital Corp.)

Consolidated Balance Sheets
(Expressed in Canadian dollars)

December 31, 1999 and 1998

                                                          1999           1998
Assets
Current assets:
Cash                                                $    9,682     $   38,804
Accounts receivable                                    251,073        126,163
Inventories                                             45,834        111,836
                                                    ----------     ----------
                                                       306,589        276,803
Capital assets (note 3)                                 84,176         70,124
                                                    ----------     ----------
                                                    $  390,765     $  346,927
                                                    ==========     ==========
Liabilities and Deficiency in Net Assets
Current liabilities:
Accounts payable and accrued liabilities            $  299,920     $  644,681
Notes payable (note 4)                                 130,000        590,000
Deferred revenue                                        68,025             --
Current portion of obgligation under capital lease       6,678          6,667
                                                    ----------     ----------
                                                       504,623      1,241,348
Obligation under capital lease (note 5)                  2,226          9,445
Advances payable (note 6)                              356,480             --
Payable to Pacific Cascade Consultants Ltd. (note 7)   463,342        416,572
                                                    ----------     ----------
                                                     1,326,671      1,667,365
Deficiency in net assets:
Share capital (note 8)                               3,223,995              1
Deficit                                             (4,159,901)    (1,320,439)
                                                    ----------     ----------
                                                      (935,906)    (1,320,438)
Operations (note 1)
Commitments (note 11)
Subsequent events (note 13)
                                                    ----------     ----------
                                                    $  390,765     $  349,927
                                                    ==========     ==========

See accompanying notes to consolidated financial statements.

On behalf of the Board:

/s/ Iain Drummond                       /s/ Sandra Buschau
President, CEO & Director               Director

IMAGIS TECHNOLOGIES INC.
(Formerly Colloquium Capital Corp.)

Consolidated Statements of Operations and Deficit
(Expressed in Canadian dollars)

                                                                  Period from
                                                             incorporation on
                                                 Year ended   January 9, 1998
                                                December 31,  to December 31,
                                                        1999             1998

Revenues                                            $  722,193     $  555,160

Expenses:
Purchase of materials                                  222,919        158,472
Sales and marketing                                    927,593        606,775
Technology development                                 614,509             --
Administration                                         900,013        950,608
Write-off of inventory                                 111,836             --
Amortization                                            56,109         34,252
Write-off of deferred financing charges                     --        125,492
                                                    ----------     ----------
                                                     2,832,979      1,875,599
                                                    ----------     ----------
Net loss                                             2,110,786      1,320,439
Deficit, beginning of period                         1,320,439             --
Adjustment to deficit due to application of
  accounting principles for reverse take-
  over accounting                                      728,676             --
                                                    ----------     ----------
Deficit, end of period                              $4,159,901     $1,320,439
                                                    ==========     ==========
Loss per share                                      $    (0.28)    $    (0.39)
Weighted average number of shares outstanding        7,623,034      3,400,000
                                                    ==========     ==========

See accompanying notes to consolidated financial statements.

IMAGIS TECHNOLOGIES INC.
(Formerly Colloquium Capital Corp.)

Consolidated Statement of Cash Flows
(Expressed in Canadian dollars)

                                                                  Period from
                                                             incorporation on
                                                 Year ended   January 9, 1998
                                               December 31,   to December 31,
                                                       1999              1998
Cash provided by (used in):
Cash flows from operating activities:
  Net loss                                         $(2,110,786)   $(1,320,439)
  Items not involving the use of cash:
    Amortization                                        56,109         34,252
    Gain on settlement of accounts payable and
      accrued liabilities                             (161,205)            --
  Changes in non-cash operating working capital:
    Accounts receivable                               (124,910)      (126,163)
    Inventories                                         66,002       (111,836)
    Deferred revenue                                    68,025             --
    Accounts payable and accrued liabilites           (216,569)       644,681
                                                    ----------     ----------
  Cash flows used in operating activities           (2,423,334)      (879,505)

Cash flows from investing activities:
  Cash consideration paid on business combination,
    net of cash acquired                              (669,153)            --
  Purchase of capital assets                           (70,161)       (84,342)
                                                    ----------     ----------
                                                      (739,314)       (84,342)
Cash flows from financing activities:
  Issuance of common shares for cash, net of
    cash costs                                       3,017,484              1
  Repayment of notes payable                          (280,000)       590,000
  Repayment of obligation under capital lease           (7,208)        (3,922)
  Loan from Pacific Cascade Consultants Ltd.            46,770        416,572
  Receipt of advances payable                          356,480             --
                                                    ----------     ----------
                                                     3,133,526      1,006,650
                                                    ----------     ----------
Increase (decrease) in cash                            (29,122)        38,804
Cash, beginning of period                               38,804             --
                                                    ----------     ----------
Cash, end of period                                 $    9,682     $   38,804
                                                    ==========     ==========
Supplementary information and disclosure of non-cash financing and investing activities:
    Interest paid                                   $   13,926     $    9,851
    Income taxes paid                                       --             --
    Non-cash transactions not reported above:
      Acquisition of a capital asset by capital lease       --         20,034
      Issuance of common shares for services rendered   87,875             --
      Advances payable eliminated on business
        combination                                   (180,000)            --
                                                    ==========     ==========

See accompanying notes to consolidated financial statements.

IMAGIS TECHNOLOGIES INC.
(Formerly Colloquium Capital Corp.)

Notes to Consolidated Financial Statements
(Expressed in Canadian dollars)

Years ended December 31, 1999 and 1998

1.   Operations:

Imagis Technologies Inc. (formerly Colloquium Capital Corp.) ("Imagis" or, subsequent to the transaction described below, the "Company") was incorporated under the Company Act (British Columbia) on March 23, 1998. The common shares of the Company were listed on the Vancouver Stock Exchange, now the Canadian Venture Exchange (the "Exchange"), on September 9, 1998 as a venture capital pool corporation ("VCP") as defined by the policies of the exchange. Under the terms of the exchange's policies, Imagis had 18 months from the date of listing to complete a Qualifying Transaction.

On October 6, 1998, Imagis, Imagis Cascade Technologies ("Imagis Cascade"), a private Canadian company which develops and markets law enforcement software products, and the Imagis Cascade shareholders entered into a Confidentiality and Standstill Agreement pursuant to which Imagis was able to complete due diligence respecting the business and affairs of Imagis Cascade. On October 16, 1998, Imagis gave notice to the Imagis Cascade shareholders of its intention to acquire all of the issued and outstanding shares of Imagis Cascade.

Effective February 23, 1999, Imagis acquired 100% of the outstanding shares of Imagis Cascade.

As set out in the Share Purchase Agreement, consideration for the acquisition of all of the shares of Imagis Cascade was $2,632,000, plus contingent additional consideration of up to $400,000, paid as follows:

(a) as to $100,000 by application of an existing deposit on the closing date;

(b) as to $1,632,000 by allotment and issue to Imagis Cascade's shareholders of 3,400,000 common shares of the Company at a deemed value of $0.48 per share;

(c)  as to $900,000 in cash on or before April 30, 1999; and

(d) up to $400,000 payable to a shareholder if, as and when, the warrants comprised in the Offering described below are exercised to raise up to $400,000 net to the Company's treasury.

In consideration for renouncing his right to acquire up to a 6% equity interest in Imagis Cascade, on closing Imagis issued to the president of Imagis Cascade, a warrant to purchase 400,000 common shares of the Company at a price of $1.25 per share exercisable for a two year period subsequent to vesting which will occur equally on an annual basis over a three year period. In addition, Imagis issued a warrant to purchase 24,000 common shares at a price of $1.25 per share for a one year period to an unrelated party for services provided.

In addition, the Company paid a finders fee with the issuance of 100,000 shares at a deemed value of $0.48 per share.

As the shares issued in this transaction resulted in the recipients gaining voting control over Imagis, the acquisition is accounted for as a reverse take-over in accordance with accounting principles generally accepted in Canada. The net assets deemed to have been acquired comprised cash of $239,522 less accounts payable of $33,012 resulting in a value assigned to the shares issued of $206,510. During the period from January 1, 1999 to completion of the acquisition, Imagis incurred operating costs of approximately $30,000. Application of reverse take-over accounting results in the following:

(a) The consolidated financial statements of the combined entity being issued under the name of the legal parent but being considered to be a continuation of the financial statements of the legal subsidiary; and

(b) Imagis Cascade's assets, liabilities, revenues and expenses being included in the consolidated financial statements of the Company at their carrying values and the comparative figures reflect the results of operations of Imagis Cascade for its most recent fiscal period ended December 31, 1998.

These financial statements have been prepared on a going concern basis which includes the assumption that the Company will be able to realize its assets and settle its liabilities in the normal course of business. At December 31, 1999, the Company has a deficiency in net assets of $935,906 and has a working capital deficiency of $198,034 and will require continued financial support from its shareholders and creditors. Failure to obtain ongoing support of its shareholders and creditors may make this basis of accounting inappropriate in which case the Company's assets and liabilities would need to be recognized at their liquidation values. These financial statements do not include any adjustment due to this going concern uncertainty.

2.   Significant accounting policies:

The Company prepares its financial statements in accordance with generally accepted accounting principles in Canada and reflect the following significant accounting policies:

(a)  Basis of presentation:

These financial statements include the accounts of the Company and its wholly owned subsidiary, Imagis Cascade Technologies, Inc. All material intercompany balances and transactions have been eliminated.

(b)  Inventories:

Inventories are recorded at the lower of cost, calculated on a weighted average basis, and estimated net realizable value.

(c)  Capital assets:

Capital assets are recorded at cost and are amortized over their estimated useful lives on a straight-line basis at the following annual rates:

Asset                                   Rate

Computer hardware                        30%
Computer software                       100%
Furniture and fixtures                   20%

(d)  Revenue recognition:

(i)  Software sales revenue:

Revenue is recognized on the later of title passing to the customer and customer acceptance of the product. The Company provides for estimated return and warranty costs on recognition of revenue.

(ii) Support revenue:

Revenue from the sales of contract support services have been deferred and are amortized to revenue over the period that the support services will be provided.

(e)  Use of estimates:

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported or disclosed in the financial statements. Actual amounts may differ from these estimates.

(f)  Foreign currency:

Monetary items denominated in foreign currencies are translated to Canadian dollars at exchange rates in effect at the balance sheet date. Revenues and expenses are translated to using rates in effect at the time of the transactions. Foreign exchange gains and losses are included in income.

(g)  Income taxes:

The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, future tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Future tax assets and liabilities are measured using enacted or substantively enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on future tax assets and liabilities of a change in tax rates is recognized to income in the period that includes the date of enactment or substantive enactment.

(h)  Stock option plan:

The Company has a stock option plan, which is described in note 8. No compensation expense is recognized when stock options are issued. Any consideration paid on exercise of stock options is credited to share capital.

(i)  Loss per share:

Loss per share is calculated using the weighted average number of shares outstanding during the fiscal period. This average includes outstanding common shares issued in a reporting period from their date of issuance. Fully diluted per share amounts are not presented as the effect of outstanding options and warrants is anti-dilutive.

(j)  Comparative figures:

Certain prior year amounts have been reclassified to conform with the basis of presentation adopted in the current year.

3.   Capital assets:

                                                      Accumulated    Net book
1999                                      Cost       amortization       Value
Furniture and fixtures                    $  61,094    $  17,422    $  43,672
Computer hardware                            99,362       58,858       40,504
                                          ---------    ---------    ---------
                                          $ 160,456    $  76,280    $  84,176
                                          =========    =========    =========
1998
Furniture and fixtures                    $  12,487    $   5,203    $   7,284
Computer hardware                            91,889       29,049       62,840
                                          ---------    ---------    ---------
                                          $ 104,376    $  34,252    $  70,124
                                          =========    =========    =========

4.   Notes payable:

                                                           1999          1998
First Capital Invest Corp., a shareholder             $ 100,000     $ 350,000
Due to a director                                        30,000        10,000
Colloquium Capital Corp.                                     --       220,000
International Portfolio Management Inc.                      --        10,000
                                                      ---------     ---------
                                                      $ 130,000     $ 590,000
                                                      =========     =========

Notes payable are non-interest bearing, unsecured and repayable on demand.

5.   Obligation under capital lease:

                                                           1999          1998
Minimum lease payments:
     1999                                             $      --     $   7,393
     2000                                                 7,393         7,393
     2001                                                 3,080         3,080
                                                      ---------     ---------
                                                         10,473        17,866
Less implicit interest portion at 9.8%                   (1,569)       (1,754)
                                                      ---------     ---------
                                                          8,904        16,112
Less current portion of capital lease obligation         (6,678)       (6,667)
                                                      ---------     ---------
                                                      $   2,226     $   9,445
                                                      =========     =========

6.   Advances payable:

During the year ended December 31, 1999, the Company agreed to sell 595.2 convertible note units, each note unit consisting of one $1,000 convertible debenture and 1,562.5 share purchase warrants. The convertible debenture has a one year term and bears interest at a rate of 8% per annum.

A holder of the convertible debenture has the option to convert it into common shares of the Company at a rate of $0.64 per share up until one year from the closing of this placement. After the first anniversary, the Company may convert outstanding convertible debentures to common shares of the Company at a rate not lower than $0.15 per share.

Each share purchase warrant provides for the acquisition of one common share of the Company at a rate of $0.64 up until the first anniversary, and at a rate of $0.74 until the second anniversary of the closing of this placement.

As of December 31, 1999, the Company had received $356,480 of the $595,200 convertible note units. Subsequent to year end, the Company received the remaining $238,720 (note 13).

7.   Payable to Pacific Cascade Consultants Ltd.:

The payable to Pacific Cascade Consultants Ltd. ("Pacific Cascade"), a significant shareholder of the Company, is non-interest bearing, unsecured and has no specific terms of repayment. Pacific Cascade has confirmed in writing that it does not intend to demand repayment in the next twelve months.

8.   Share capital:

(a)  Authorized:

     100,000,000 common shares without par value

(b)  Issued:

                                                         Number
                                                      of shares        Amount
Imagis Cascade prior to transaction described in
  note 1:
    Balance December 31, 1998                         3,400,000     $       1
                                                      =========     =========
Imagis prior to transaction discussed in note 1:
  Issued for cash:
    On private placement                                800,000     $ 120,000
    On initial public offering                        1,500,000       450,000
    Share issuance costs                                     --       (61,575)
                                                      ---------     ---------
Balance, December 31, 1998                            2,300,000       508,425
Exercise of warrants                                    150,000        45,000
                                                      ---------     ---------
Shares capital prior to reverse take-over             2,450,000       553,425
Issued on reverse take-over business
  combination (note 1)                                3,400,000       206,510
Adjustment required by reverse take-over
  business combination accounting principles                 --      (641,299)
Issued for services related to the reverse take-over    172,500        87,875
                                                      ---------     ---------
                                                      6,022,500       206,511
Issued for cash on private placement                  2,935,714     3,252,000
Costs of financing                                           --      (234,516)
                                                      ---------     ---------
Balance, December 31, 1999                            8,958,214    $3,223,995
                                                      =========     =========

(c)  Escrowed shares:

As at December 31, 1999 and 1998, 800,000 common shares are being held in escrow. One third of these common shares will be released on the first, second and third anniversaries of the closing date of the acquisition of Imagis Cascade Technologies, Inc., which was February 23, 1999.

(d)  Warrants:

At December 31, 1999, the following warrants were outstanding:

December 31,                             December 31,  Exercise
1998        Granted Exercised    Expired         1999     price   Expiry date
150,000          --  (150,000)        --           --    $   --            --
 24,000          --        --         --       24,000    $ 1.25      02/23/00
400,000          --        --         --      400,000    $ 1.25      02/23/01
     --   2,400,000        -- (2,400,000)          --    $   --            --
     --     360,000        --   (360,000)          --    $ 1.23            --
-------   ---------   -------  ---------      -------
574,000   2,760,000  (150,000)(2,760,000)     424,000
=======   =========   =======  =========      =======

(e)  Options:

The Company has granted stock options to certain employees, directors, advisors and shareholders to buy an aggregate of 825,000 (1998 - 230,000) common shares of the Company at prices ranging between $0.30 and $1.00 (1998 - $0.30). All options expire five years from the date of grant. A summary of the status of the Company's stock options at December 31, 1999 and 1998 and changes during the years ended on those dates is presented below:

                               1999                      1998
                             Weighted average          Weighted average
                    Shares     exercise price Shares     exercise price
Outstanding,
 beginning of year  230,000            $0.30       --            $  --
Granted             595,000             1.00  230,000             0.30
                    -------            -----  -------            -----
                    825,000            $0.80  230,000            $0.30
                    =======            =====  =======            =====

The following table summarizes information about stock options outstanding at December 31, 1999:

Options outstanding

Range of exercise prices          $0.30 to $1.00
Number outstanding at
  December 31, 1999               825,000
Weighted average remaining
  contractual life                4.08 years
Weighted average exercise price   $0.80

Options exercisable

Number exercisable at
  December 31, 1999               604,583
Weighted average exercise price   $0.73

9.   Related party transactions:

Related party transactions not disclosed elsewhere are as follows:

(a) included in accounts payable and accrued liabilities is $74,134 (1998 - $141,594) which is due to companies with a director in common.

(b) included in administration expense is $104,002 (1998 - $16,836) for payments made to a company with a director in common for services rendered to the Company.

10.  Income taxes:

Income tax expense differs from the amount that would be computed by applying the federal and provincial statutory income tax rates of 45.6% (1998 - 45.6%) to income before income taxes due to valuation allowances provided against losses incurred in the year:

Future income tax assets are as follows:

                                                           1999          1998
Future income tax asset:
  Loss carry forwards                                $1,531,000    $  533,000
  Less valuation allowance                           (1,531,000)     (533,000)
                                                      ---------     ---------
                                                     $       --    $       --
                                                      =========     =========

As at December 31, 1999, the Company (including its subsidiary) has non-capital loss carry forwards aggregating approximately $3,358,000 available to reduce taxable income otherwise calculated in future years. These losses expire as follows:

2004                                                     $1,169,000
2005                                                        217,000
2006                                                      1,972,000
                                                          ---------
                                                         $3,358,000
                                                          =========

As indicated above, the tax benefits related to these loss carry forwards, the application of which may be restricted, has not been recognized in these financial statements as management does not consider it more likely than not that such assets will be realized in the carry forward period.

11.  Commitments:

The Company is committed to the following operating lease payments for equipment over the next five years:

2000                                                     $   27,144
2001                                                         19,859
2002                                                          6,392
2003                                                            835
2004                                                             --
                                                          ---------
                                                         $   54,230
                                                          =========

12.  Financial instruments and risk management:

(a)  Fair values

The fair value of the Company's financial instruments, represented by cash, accounts receivable, accounts payable and accrued liabilities and advances payable, approximates their carrying values due to their ability to be promptly liquidated or their immediate or short term maturity. The fair value of the notes payable and payable to Pacific Cascade Consultants Ltd. are not readily determinable due to the nature of the relationship between the creditors and the Company.

(b)  Credit risk:

The Company is exposed to credit risk only with respect to uncertainty as to timing and amount of collectibility of accounts receivable. At December 31, 1999, no one customer had a balance receivable of more than $52,000.

(c)  Foreign currency risk:

Foreign currency risk is the risk to the Company's earnings that arises from fluctuations in foreign currency exchange rates, and the degree of volatility of these rates. Only a small portion of the Company's sales are derived in United States dollars, and, accordingly, foreign exchange risk is not considered by management to be a material risk at December 31, 1999.

13.  Subsequent events:

Subsequent to December 31, 1999:

(a) The Company issued 11,581 common shares for services provided related to the convertible debenture (note 6).

(b) The convertible note units offering was completed on January 10, 2000 when the final payment was received by the Company. The Company issued the convertible debentures and related share purchase warrants on the closing date of the convertible note units.

(c) On February 4, 2000, 152,000 share purchase warrants issued with the convertible note units were exercised.


(d) The Company issued 435,000 options to employees and directors of the Company.

14.  United States generally accepted accounting principles:
These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in Canada ("Canadian GAAP") which differ in certain respects with accounting principles generally accepted in the United States ("US GAAP"). Material issues that could give rise to measurement differences to these consolidated financial statements are as follows:

(a)  Stock-based compensation:

As described in note 8, the Company has granted stock options to certain consultants and employees. These options are granted for services provided to the Company. For US GAAP purposes, Statement of Financial Accounting Standards No. 123 ("FAS 123") requires that an enterprise recognize or, at its option, disclose the impact of the fair value of stock options and other forms of stock-based compensation in the determination of income. The Company has elected under FAS 123 to continue to measure compensation cost for stock options granted to employees by the intrinsic value method set out in APB Opinion No. 25. As options are granted at exercise prices based on the market price of the Company's shares at the date of grant, no intrinsic value adjustment is required. However, options granted to non-employee consultants are required to be measured at their fair value at the date of issuance and recognized by a charge against income over their vesting period.

(b) The effect of these accounting differences on deficit, net loss and loss per share under United States accounting principles are as follows:

                                                          1999           1998
Deficit, Canadian GAAP                             $(4,159,901)   $(1,320,439)
Cumulative stock based compensation (a)               (114,224)            --
                                                     ---------      ---------
Deficit, US GAAP                                   $(4,274,125)   $(1,320,439)
                                                     =========      =========

Net loss, Canadian GAAP                            $(2,110,786)   $(1,320,439)
Stock based compensation (a)                          (114,224)            --
                                                     ---------      ---------
Net loss, US GAAP                                  $(2,225,010)   $(1,320,439)
                                                     ---------      ---------
Net loss per share, US GAAP                        $     (0.29)   $     (0.39)
                                                     =========      =========