Form 10QSB
period 2000-03-31
IMAGIS TECHNOLOGIES INC
filed 2000-05-15
CIK 1088393

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                        ---------------

                          FORM 10-QSB

(Mark One)

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2000.

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

                11,613,795 as of March 31, 2000

Transitional Small Business Disclosure Format (check one):

                         YES [ ] NO [X]

                    IMAGIS TECHNOLOGIES INC.

                             INDEX

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements:
     Consolidated Balance Sheets (unaudited) as of
     March 31, 2000 and December 31, 1999...............................3

     Consolidated Statements of Operations (unaudited) for
     The Three months ended March 31, 2000 and 1999.....................5

     Consolidated Statements of Cash Flows (unaudited) for
     The Three months ended March 31, 2000 and 1999.....................6

     Notes to Consolidated Financial Statements.........................7

Item 2. Management's Discussion and Analysis of Financial

     Condition and Results of Operations...............................11

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings.........................................14

     Item 2. Changes in Securities.....................................14

     Item 3. Defaults upon Senior Securities...........................15

     Item 4. Submission of Matters to a Vote of Shareholders...........15

     Item 5. Other Information.........................................15

     Item 6. Exhibits and Reports on Form 8-K..........................15

Signatures.............................................................16

Exhibit Index..........................................................17

Financial Data Schedule................................................18

                PART I. - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

The following unaudited financial statements for the period ended March 31, 2000 are included in response to Item 1 and have been compiled by management. The financial statements should be read in conjunction with the Management's Discussion and Analysis or Plan of Operations and other financial information included elsewhere in this Form 10-QSB.

                    IMAGIS TECHNOLOGIES INC.
                  CONSOLIDATED BALANCE SHEETS
                (expressed in Canadian dollars)
              (Unaudited - Prepared by Management)

                                                   Mar 31       Dec 31
                                                     2000         1999
                                                        $           $

ASSETS

CURRENT ASSETS
Cash                                              703,614          9,682
Accounts receivable                               328,612        251,073
Inventory                                          31,939         45,834
                                               ----------     ----------
                                                1,064,165        306,589
CAPITAL ASSETS                                     78,338         84,176
                                               ----------     ----------
                                                1,142,503        390,765
                                               ==========     ==========

See accompanying notes to consolidated financial statements.

                    IMAGIS TECHNOLOGIES INC.
                  CONSOLIDATED BALANCE SHEETS
                (expressed in Canadian dollars)
              (Unaudited - Prepared by Management)

                                                    Mar 31        Dec 31
                                                      2000          1999
                                                         $             $

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities           127,577       299,920
Notes payable                                            -       130,000
Deferred revenue                                    59,518        68,025
Current portion of obligation under
capital lease                                        6,667         6,678
                                                ----------    ----------
                                                   193,762       504,623
OBLIGATION UNDER CAPITAL LEASE                         567         2,226
ADVANCES PAYABLE                                   128,000       356,480
PAYABLE TO PACIFIC CASCADE CONSULTANTS LTD.        460,999       463,342
                                                ----------    ----------
                                                   783,328     1,326,671
                                                ----------    ----------
SHAREHOLDERS' EQUITY
Share capital                                    5,144,985     3,223,995
Retained earnings                               (4,785,810)   (4,159,901)
                                                ----------    ----------
                                                   359,175      (935,906)
                                                ----------    ----------
                                                 1,142,503       390,765
                                                ==========    ==========

See accompanying notes to consolidated financial statements.

/s/ Iain Drummond
---------------------
Iain Drummond
President & Director

/s/ Sandra Buschau
---------------------
Director

                    IMAGIS TECHNOLOGIES INC.
       CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
   FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2000 AND 1999
                (expressed in Canadian dollars)
              (Unaudited - Prepared by Management)

                                                     Three Months Ended
                                                          March 31
                                                     2000           1999
                                                        $              $

Revenues                                          195,135        245,657

Operating costs:
     Purchases of materials                        27,025        192,362
     Sales and marketing                          223,894        130,082
     Technology development                       325,166         77,435
     Administration                               222,755        195,508
     Write-off of inventory                           --         111,836
     Amortization                                  22,204          5,259
     Gain on settlement of accounts payable            --       (161,205)
                                               ----------     ----------
                                                  821,044        439,441
                                               ----------     ----------
Net loss                                         (625,909)      (193,784)
Deficit, beginning of period                   (4,159,901)    (1,320,439)
Adjustment to deficit due to application
  of accounting principles for reverse
  take-over accounting                                 --       (718,158)
                                               ----------     ----------
Deficit, end of period                         (4,785,810)    (2,232,381)
                                               ==========     ==========
Earnings per common share:
- basic (Canadian GAAP)                           $ (0.06)       $ (0.05)
                                               ==========     ==========
- weighted average number of common shares
  outstanding                                   9,729,648      3,966,186
                                               ==========     ==========
- basic (U.S. GAAP)                               $ (0.07)       $ (0.06)
                                               ==========     ==========
- weighted average number of common shares
  outstanding                                   8,929,648      3,166,186
                                               ==========     ==========

See accompanying notes to consolidated financial statements.

                    IMAGIS TECHNOLOGIES INC.
             CONSOLIDATED STATEMENTS OF CASH FLOWS
   FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2000 AND 1999
                (expressed in Canadian dollars)
              (Unaudited - Prepared by Management)

                                                     Three Months Ended
                                                          March 31,
                                                     2000           1999
                                                        $              $

Cash provided by (used in):

Cash flows from operating activities:
     Net loss                                     (625,909)      (193,784)
     Items not involving the use of cash:
          Amortization                              22,204          5,259
          Changes in non-cash working capital items:
               Accounts receivable                 (77,539)      (175,230)
               Inventories                          13,895        111,836
             Deferred revenue                       (8,507)            --
               Accounts payable and accrued
                 liabilities                      (172,343)      (204,945)
                                                ----------     ----------
Cash flows used in operating activities           (848,199)      (456,864)
                                                ----------     ----------
Cash flows from investing activities:
     Cash consideration acquired on business            --         91,364
       combination
     Deferred acquisition costs                         --        (90,091)
     Purchase of capital assets                    (16,366)            --
                                                ----------     ----------
Cash flows from investing activities               (16,366)         1,273
                                                ----------     ----------
Cash flows from financing activities:
     Issuance of common shares on private
       placement                                   700,000        300,000
     Issuance of common shares on warrant
       exercise                                    497,200             --
     Issuance of common shares on option
       exercise                                    285,000             --
     Issuance of common shares on conversion
       of debentures                               238,720             --
     Cost of financing                             (28,410)            --
     Repayment of notes payable                   (130,000)            --
     Repayment of obligation under capital
       lease                                        (1,670)            --
     Loan from Pacific Cascade Consultants Ltd.     (2,343)       163,113
                                                ----------     ----------
Cash flows from financing activities             1,558,497        463,113
                                                ----------     ----------
Increase in cash for the period                    693,932          7,522
Cash, beginning of period                            9,682         38,804
                                                ----------     ----------
Cash, end of period                                703,614         46,326
                                                ==========     ==========
Supplementary information:
     Interest paid                                   7,690          2,426
     Non-cash transactions:
          Debentures converted to common shares    467,200             --
          Issuance of common shares for
            finders' fee                             7,295         48,000
                                                ==========     ==========

See accompanying notes to consolidated financial statements.

                    IMAGIS TECHNOLOGIES INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (expressed in Canadian dollars)
              (Unaudited - Prepared by Management)

1. Operations:

Imagis Technologies Inc. (formerly Colloquium Capital Corp.) ("Imagis" or, subsequent to the transaction described below, the "Company") was incorporated under the Company Act (British Columbia) on March 23, 1998. The common shares of the Company were listed on the Vancouver Stock Exchange, now the Canadian Venture Exchange (the "exchange"), on September 9, 1998 as a venture capital pool corporation ("VCP") as defined by the policies of the exchange. Under the terms of the exchange's policies, Imagis had 19 months from the date of listing to complete a Qualifying Transaction.

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

Effective February 23, 1999, Imagis acquired 100% of the outstanding shares of Imagis Cascade.

As set out in the Share Purchase Agreement, consideration for the acquisition of all of the shares of Imagis Cascade was $2,632,000, plus contingent additional consideration of up to $400,000, paid as follows:

(a) as to $100,000 by application of an existing deposit on the closing date;
(b) as to $1,632,000 by allotment and issue to Imagis Cascade's shareholders of 3,400,000 common shares of Imagis at a deemed value of $0.48 per share;
(c) as to $900,000 in cash on or before April 30, 1999; and
(d) up to $400,000 payable to a shareholder if, as and when, the warrants comprised in the Offering described below are exercised to raise up to $400,000 net to the Company's treasury.

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

As the shares issued in this transaction resulted in the recipients gaining voting control over Imagis, the acquisition is accounted for as a reverse take-over in accordance with accounting principles generally accepted in Canada. The net assets deemed to have been acquired comprised cash of $239,522 less accounts payable of $33,012 resulting in a value assigned to the shares issued of $206,510. During the period from January 1, 1999 to completion of the acquisition, Imagis incurred operating costs of approximately $30,000. Application of reverse take-over accounting results in the consolidated financial statements of the combined entity being issued under the name of the legal parent but being considered to be a continuation of the financial statements of the legal subsidiary.

                    IMAGIS TECHNOLOGIES INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (expressed in Canadian dollars)
              (Unaudited - Prepared by Management)

These financial statements have been prepared on a going concern basis which includes the assumption that the Company will be able to realize its assets and settle its liabilities in the normal course of business. At March 31, 2000, the Company has net assets of $359,175 and has working capital of $870,403. Failure to obtain ongoing support of its shareholders and creditors may make this basis of accounting inappropriate in which case the Company's assets and liabilities would need to be recognized at their liquidation values. These financial statements do not include any adjustment due to this going concern uncertainty.

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

(ii)Support revenue:
Revenue from the sales of contract support services have been deferred and are amortized to revenue over the period that the support services will be provided.

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

(h) Stock option plan:
The Company has a stock option plan, which is described in note 8 to the Form 10-KSB which was filed with the Securities and Exchange Commission on March 15, 2000. No compensation expense is recognized when stock options are issued. Any consideration paid on exercise of stock options is credited to share capital.

(i) Loss per share:
Loss per share is calculated using the weighted average number of shares outstanding during the fiscal period. This average includes outstanding common shares issued in a reporting period from their date of issuance. Fully diluted per share amounts are not presented as the effect of outstanding options and warrants is anti-dilutive.

(j) Unaudited interim financial information:
The information as at March 31, 2000 and for the three month periods ended March 31, 2000 and 1999 is unaudited. However, such financial information affects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the results for the period presented.

3. Advances payable:

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

Each share purchase warrant provides for the acquisition of one common share of the Company at a rate of $0.64 up until the first anniversary, and at a rate of $0.74 until the second anniversary of the closing of this placement. As of December 31, 1999, the Company had received $356,480 of the $595,200 convertible note units. On January 10, 2000, the Company received the remaining $238,720. On February 4, 2000, warrants relating to the convertible debentures were exercised, providing proceeds of $238,080. On February 22, 2000, convertible debenture warrants were exercised, providing the Company with an additional $229,120. Subsequent to the end of the first quarter, the final convertible debenture warrants were exercised, providing proceeds of $128,000 (note 6).

On February 29, March 15 and March 20, 2000, 97.28, 229.12 and 140.8
convertible note units, respectively, were converted into common shares. As of March 31, 2000, 128.0 of the convertible note units had not been converted.

                    IMAGIS TECHNOLOGIES INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (expressed in Canadian dollars)
              (Unaudited - Prepared by Management)

4. Payable to Pacific Cascade Consultants Ltd.:

The payable to Pacific Cascade Consultants Ltd. ("Pacific Cascade"), a significant shareholder of the Company, is non-interest bearing, unsecured and has no specific terms of repayment. Pacific Cascade has confirmed in writing that it does not intend to demand repayment in the next twelve months.

5. Related party transactions:

Related party transactions not disclosed elsewhere are as follows:

(a)included in accounts payable and accrued liabilities is $28,153 (December 31, 1999 - $74,134) which is due to companies with a director in common.

(b)included in administration expense is $51,122 (December 31, 1999 - $104,002) for payments made to a company with a director in common for services rendered to the Company.

6. Subsequent events:

Subsequent to March 31, 2000:

(a)On April 6, 2000, 5,000 share purchase options were exercised at a price of $1.00, for total proceeds of $5,000.

(b)On April 10, 2000, the remaining 200,000 warrants relating to the convertible note financing were exercised providing proceeds of $128,000.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements:

Statements in this Quarterly Report on Form 10-QSB, including those concerning our expectations of future sales, gross profits, technology development expenses, sales and marketing, administrative expenses, product introductions and cash requirements include certain forward-looking statements. As such, our actual results may vary materially from expectations. Factors which could cause our actual results to differ from expectations include variations in the level of orders which can be affected by general economic conditions and in the markets served by our customers, international economic and political climates, difficulties or delays in the functionality or performance of our products, our timing of future product releases, our failure to respond adequately to either changes in technology or customer preferences, changes in our pricing or that of our competitors, our ability to manage growth, risk of nonpayment of accounts receivable, changes in budgeted costs, all of which constitute significant risks for us. There can be no assurance that our results of operations will not be adversely affected by one or more of these factors.

Overview:

In February, 1999, we completed the acquisition of Imagis-Cascade Technologies Inc. (Imagis-Cascade) and in the second quarter, completed a financing raising approximately Cdn$2.9 million before financing costs. The acquisition was accounted for as a reverse take-over whereby the company acquired, in our case Imagis-Cascade, is deemed the parent for reporting purposes and the target, in our case Imagis Technologies Inc., is considered the acquired entity. This treatment conforms with generally accepted accounting principles in Canada which are essentially identical to those applicable in the United States for such transactions.

Comparison of Results of Operations for the first three months ended March 31, 2000 and March 31,1999:

Revenues:

Our Revenues were $195,135 for the first quarter, down from the comparable prior year level of $245,657, a difference of $50,522. However our 2000 revenues included small gains for both software sales and support revenues, with all of the decline associated with the substantially lower revenues from sales of hardware. We achieved revenues of $92,742 from sales of our software products as compared to $83,769 in 1999, $86,661 for support services compared to $72,510 in 1999, and only $15,732 for sales of various hardware components purchased on behalf of customers, down significantly from the much higher level in 1999 of $89,378.

As previously reported in prior periods, we purchase and resell hardware components to facilitate the overall sale of our software products and period to period hardware sales levels reflect only our customers' needs where we have made a direct sale to an end-user. Our current marketing strategy involves developing strategic alliances with partners which can fill this hardware need as well as provide support services to customers. This will allow us to focus in the future essentially on the development and sale of our software products through these partners. At present we have established relationships with a large number of partners. Consequently, the decline in hardware sales is consistent with our plans to withdraw from sales of hardware and we expect revenues from hardware sales to be lower in the future.

Operating Costs:

Our overall operating costs were $821,044 for the first quarter in 2000, 87 per cent higher than the total first quarter expenditures in 1999 of $439,441. Operating costs include materials purchases, primarily hardware for resale, Sales and marketing, Technology development, Administration and Amortization.

Purchases of materials:

As noted above, our hardware purchases reflect the needs of direct sales customers and for the first quarter materials amounted to $27,025. In 1999 by comparison when we relied virtually totally on direct sales, our purchase costs were $192,362. As noted above, the costs of hardware purchases are expected to be considerably lower in future periods as a result of our altered marketing approach involving partners.

Sales and marketing:

The Sales and marketing costs for the first quarter of year 2000 at $223,894 were 72 per cent higher than for the comparable period in 1999 of $130,082, this lower level reflecting our weaker financial condition in 1999 prior to the financing completed in the second quarter which permitted us to expand our marketing activities. Our year 2000 Sales and marketing costs include salaries of $89,413, travel of $58,403, and materials and other advertising costs of $76,078. In 1998, Sales and marketing expenditures included salaries of $57,787, travel of $54,476 and other costs of $17,819. The increase in salaries reflects two new staff joining us later in 1999.

Technology Development:

The Technology development costs for the first quarter ended March 31, 2000 were $325,166 whereas the 1999 comparable costs were only $77,435. The Technology development costs include primarily salaries for our development team and aggregated $210,020. Other costs for travel of $52,035 and for facilities and support amounted to $63,469. Salaries grew from $63,740 in 1999 as a result of a number of additions to our development staff brought on to complete code programming of several new products including ID-2000, Property ID and Casino ID. More recently, we have identified a number of new applications for our ID-2000 product and expect to add to staff further to accelerate development of these product applications. As a result, we expect our current level of expenditure will increase as we bring new development staff on.


Administration:

Although our expenditures in Sales and marketing and Technology development have risen dramatically, we have managed to hold the line on Administration costs. First quarter 2000 Administrative costs were $222,755, slightly less than for the comparable quarter in 1999 of $195,508. Administrative costs for 2000 include salaries of $66,187, professional fees of $54,591, facility and support costs of $74,020, shareholder, regulatory and other of $27,956. In 1999, while salaries were higher at $82,862, professional fees were lower at $7,721, office costs were $77,272 and regulatory and other were $27,653.

Other Costs and Expenses:

Amortization in 2000 to date amounted to $22,204 as compared to $5,259 in 1999 for the first quarter. The increase reflects additions to our development team primarily. Also in 1999, we realized a gain on settlement of obligations of $161,205 and recorded a write-down of inventories of $111,836, both related to our subsidiary.

Net Loss for the Period:

Our net loss is due to higher levels of expenditures on both the sales and development fronts and was $625,909 or ($0.06) per share. The 1999 loss amounted to only $193,784 or ($0.05).

Liquidity and Capital Resources:

At year end, our cash position had declined to only $9,682 and, anticipating this, we had taken a number of steps late in 1999 to raise funds to support our ongoing activities. Consequently during the first quarter, we raised over $1.5 million by means of a private placement of our common stock that yielded $700,000. We also received cash from the exercise of outstanding warrants and options which provided $782,200 and the conversion of debentures for common stock issued in the fourth quarter of 1999 which provided $467,200.

We used some of these funds to sustain our operations during the quarter, and to acquire equipment costing $16,366. After these disbursements and the costs associated with our operating loss of $625,909, we closed the period with cash on hand of $703,614 remaining for future operations.

As indicated in the discussion of our Technology development expenditures, we anticipate hiring more development staff and accelerating our development of biometric applications of our software and anticipate the need to raise additional funds through the issue of our common stock.

                  PART II. - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None

ITEM 2. CHANGES IN SECURITIES

     a) None

     b) None

     c) On January 10, 2000, the Registrant issued for cash on a private placement basis, 858,000 convertible debentures. The convertible debentures are convertible into units upon payment of Cdn.$0.64 per unit. Each unit consists of one common share and one non-transferable share purchase warrant. The convertible debenture has a principal amount of Cdn.$595,200. The debentures have a term of one year and bear interest at a rate of 8% per annum, payable on maturity. The warrants enable the debenture holder to purchase an equal number of additional common shares for two years, at a price of Cdn.$0.64 per share if exercised in the first year and Cdn.$0.74 per share if exercised in the second year. The Registrant can redeem the debentures at any time by giving the debenture holders 15 days' notice, within which period the debenture holders may elect to convert or take payment in cash. The Registrant sold the convertible debentures to Jack Wolfe, Rexton Corporation, Banque Edouard Constant S.A., and MFC Merchant Bank S.A. Three debenture holders, namely: Jack Wolfe, Rexton Corporation, and MFC Merchant Bank S.A. converted during the first quarter for an aggregate amount of 730,000 common shares. The aggregate proceeds of the offering to the Registrant were Cdn.$595,200. As a finder's fee compensation for this transaction, the Registrant issued 11,581 common shares and $26,784 in cash to Value Invest Ltd.

On January 18, 2000 the Registrant issued 435,000 options to certain directors, officers, and employees exercisable at a price of Cdn.$1.00 expiring January 19, 2005.

On March 2, 2000, the Registrant announced it would issue 200,000 warrants exercisable into common shares at a price of Cdn.$3.50 per share to Berliner Freiverkehr (Aktien) Handel AG in consideration of Berliner Freiverkehr facilitating the listing of the Registrant's common shares on the Deutsche Borse AG and the Third Market Segment of the Frankfurt Stock Exchange. This transaction has not closed.

On March 22, 2000, the Registrant issued for cash on a private placement basis, 875,000 units at a price of Cdn.$0.80 per unit for total proceeds of the Registrant of Cdn.$700,000. Each unit consists of one common share and one non-transferable share purchase warrant entitling the holder to purchase an additional common share at a price of Cdn.$0.80 until March 17, 2001. The Registrant sold the units to Pacific Cascade Consultants Ltd. (Fred Clarke & Andy Amanovich), Chelsea Capital Corp. (Darryl Yea & Michael O'Brian), Keith Peck RRSP, Valor Invest Limited (Estevao J. Popovics), Helaba Bank Schweiz AG, Rory S. Godinho, Rory S. Godinho RRSP, Lisa Godinho RRSP, Shafiq Nazerali-Walji, Altaf Nazerali RRSP. There was no finder's fee paid in the common shares regarding this transaction.

During the three months ended March 31, 2000, the Registrant sold 290,000 common shares pursuant to the exercise of stock options issued under its Incentive Stock Option Plan for aggregate proceeds of Cdn.$290,000.

d) None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS FILED ON FORM 8-K

     (a) Exhibits

          27.1 Financial Data Schedule

     (b) Reports on Form 8-K

     None.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 13, 2000

Imagis Technologies Inc.
(Registrant)

By: /s/ IAIN DRUMMOND
----------------------
Iain Drummond
President & CEO

By: /s/ ROSS WILMOT
----------------------
Ross Wilmot
Chief Financial Officer

                         EXHIBIT INDEX

EXHIBIT NO. DESCRIPTION

27.1            Financial Data Schedule