Form 10QSB
period 2000-06-30
IMAGIS TECHNOLOGIES INC
filed 2000-08-14
CIK 1088393

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                          FORM 10-QSB

(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2000.

or

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________.

                Commission File Number:  0-30090

                    IMAGIS TECHNOLOGIES INC.
 --------------------------------------------------------------
(Exact name of Small Business Issuer as Specified in its Charter)


BRITISH COLUMBIA, CANADA                     NOT APPLICABLE
-------------------------------       ---------------------------------
(State or other jurisdiction of      (IRS Employer Idenditifacion No.)
incorporation or organization)


    1300 - 1075 West Georgia Street, Vancouver, BC   V6E 3C9
    --------------------------------------------------------
            (Address of Principal Executive Offices)

      Registrant's telephone number, including area code:
                         (604) 684-2449

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                12,242,297 as of August 11, 2000

Transitional Small Business Disclosure Format (check one):

                       YES [ ]     NO [X]

                    IMAGIS TECHNOLOGIES INC.

                             INDEX

PART I.  FINANCIAL INFORMATION

     Item 1. Consolidated Financial Statements:

             Consolidated Balance Sheets as of June 30, 2000
             (unaudited) and December 31, 1999                         3

             Consolidated Statements of Operations (unaudited) for
             the three and six months ended June 30, 2000 and 1999     5

             Consolidated Statements of Cash Flows (unaudited) for
             the three and six months ended June 30, 2000 and 1999     6

             Notes to Consolidated Financial Statements                7

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations                       11

PART II.  OTHER INFORMATION

     Item 1. Legal Proceedings                                         15

     Item 2. Changes in Securities                                     15

     Item 3. Defaults upon Senior Securities                           15

     Item 4. Submission of Matters to a Vote of Shareholders           15

     Item 5. Other Information                                         15

     Item 6. Exhibits and Reports on Form 8-K                          16

     Signatures                                                        17

     Exhibit Index                                                     18

     Financial Data Schedule                                           19

                PART I. - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

The following unaudited financial statements for the period ended June 30, 2000 are included in response to Item 1 and have been compiled by management.

The financial statements should be read in conjunction with the Management's Discussion and Analysis and other financial information included elsewhere in this Form 10-QSB.

                    IMAGIS TECHNOLOGIES INC.
                  CONSOLIDATED BALANCE SHEETS
                (expressed in Canadian dollars)
              (Unaudited - Prepared by Management)

                                          Jun 30,        Dec 31,
                                          2000           1999
                                          $              $

ASSETS

CURRENT ASSETS
  Cash                                    197,914          9,682
  Accounts receivable                     390,994        251,073
  Inventory                                44,212         45,834
                                       ----------     ----------
                                          633,120        306,589

CAPITAL ASSETS                             78,966         84,176
                                       ----------     ----------
                                          712,086        390,765
                                       ==========     ==========

See accompanying notes to consolidated financial statements.

                    IMAGIS TECHNOLOGIES INC.
                  CONSOLIDATED BALANCE SHEETS
                (expressed in Canadian dollars)
              (Unaudited - Prepared by Management)

                                          Jun 30,        Dec 31,
                                          2000           1999
                                          $              $

LIABILITIES AND SHAREHOLDERS' EQUITY


CURRENT LIABILITIES
  Accounts payable and accrued
    liabilities                           309,462        299,920
  Notes payable                                 -        130,000
  Deferred revenue                         70,354         68,025
  Current portion of obligation under
    capital lease                           6,164          6,678
                                       ----------     ----------
                                          385,980        504,623

OBLIGATION UNDER CAPITAL LEASE                 --          2,226

ADVANCES PAYABLE                               --        356,480

PAYABLE TO PACIFIC CASCADE
  CONSULTANTS LTD.                        444,095        463,342
                                       ----------     ----------
                                          830,075      1,326,671
                                       ----------     ----------
SHAREHOLDERS' EQUITY
     Share capital                      5,368,986      3,223,995
     Convertible debenture                128,000             --
     Retained earnings                 (5,614,975)    (4,159,901)
                                       ----------     ----------
                                         (117,989)      (935,906)
                                       ----------     ----------
                                          712,086        390,765
                                       ==========     ==========

See accompanying notes to consolidated financial statements.

/s/  Iain Drummond
---------------------
Iain Drummond
President & Director

/s/  Sandra Buschau
---------------------
Director

                    IMAGIS TECHNOLOGIES INC.
       CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2000 AND 1999
                (expressed in Canadian dollars)
              (Unaudited - Prepared by Management)


                            Three Months Ended          Six Months Ended
                                June 30,                     June 30,
                           2000          1999          2000           1999
                           $             $             $              $

Revenues                   258,646       118,581       453,781        364,238
                        ----------    ----------    ----------     ----------

Operating costs:
  Purchases of materials    27,574        64,276        54,599        144,802
  Sales and marketing      386,295       208,508       610,189        338,590
  Technology development   361,443       148,099       686,609        225,534
  Administration           299,814       311,169       522,569        506,677
  Write-off of inventory        --            --            --        111,836
  Amortization              12,685         9,173        34,889         14,432
  Gain on settlement of
    accounts payable            --            --            --       (161,205)
                        ----------    ----------    ----------     ----------
                         1,087,811       741,225     1,908,855      1,180,666
                        ----------    ----------    ----------     ----------
Net loss                  (829,165)     (622,644)   (1,455,074)      (816,428)
                        ==========    ==========
Deficit, beginning of period                        (4,159,901)    (1,320,439)

Adjustment to deficit due to
  application of accounting
  principles for reverse
  take-over accounting                                      --       (728,676)
                                                    ----------     ----------
Deficit, end of period                              (5,614,975)    (2,865,543)
                                                    ==========     ==========
Earnings per common share:
- basic (Canadian GAAP) $    (0.07)   $    (0.08)   $    (0.13)    $    (0.14)
                        ==========    ==========    ==========     ==========
- weighted average
  number of common
  shares outstanding    11,835,641     8,087,884    10,797,236      6,038,421
                        ==========    ==========    ==========     ==========
- basic (U.S. GAAP)     $    (0.07)   $    (0.08)   $    (0.13)    $    (0.14)
                        ==========    ==========    ==========     ==========
- weighted average
  number of common
  shares outstanding    11,835,641     8,087,884    10,797,236      6,038,421
                        ==========    ==========    ==========     ==========

See accompanying notes to consolidated financial statements.

                        IMAGIS TECHNOLOGIES INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
    FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2000 AND 1999
                     (expressed in Canadian dollars)
                  (Unaudited - Prepared by Management)

                               Three Months Ended       Six Months Ended
                                    June 30,                June 30,
                               2000          1999      2000           1999
                               $             $         $              $

Cash provided by (used in):

Cash flows from operating
  activities:
    Net loss                  (829,165)     (622,644) (1,455,074)    (816,428)
    Items not involving the use
      of cash:
        Amortization            12,685         9,173      34,889       14,432
        Changes in non-cash working
          capital items:
            Accounts receivable(62,382)      160,219    (139,921)     (15,011)
            Inventories        (12,273)           --       1,622      111,836
            Deferred revenue    10,836            --       2,329           --
            Accounts payable
             and accrued
             liabilities       181,885      (216,325)      9,542     (421,270)
                            ----------    ----------  ----------   ----------
Cash flows from operations    (698,414)     (669,577) (1,546,613)  (1,126,441)
                            ----------    ----------  ----------   ----------
Cash flows from investing
  activities:
    Cash consideration on business
      combination                   --      (760,517)         --     (669,153)
    Deferred acquisition costs      --        90,091          --           --
    Purchase of capital assets (13,313)      (35,049)    (29,679)     (35,049)
                            ----------    ----------  ----------   ----------
Cash flows from investing      (13,313)     (705,475)    (29,679)    (704,202)
                            ----------    ----------  ----------   ----------
Cash flows from financing
  activities:
    Issuance of common shares for
      private placement             --     2,717,484     700,000    3,017,484
    Issuance of common shares for
      warrant exercise         128,000            --     625,200           --
    Issuance of common shares for
      option exercise           96,001            --     381,001           --
    Issuance of convertible
      debentures                    --            --     238,720           --
    Cost of financing               --            --     (28,410)          --
    Repayment of obligation under
      capital lease              (1,070)          --      (2,740)          --
    Repayment of notes payable       --     (310,000)   (130,000)    (310,000)
    Loan from Pacific Cascade
      Consultants Ltd.          (16,904)    (233,997)    (19,247)     (70,884)
                             ----------   ----------  ----------   ----------
Cash flows from financing       206,027    2,173,487   1,764,524    2,636,600
                             ----------   ----------  ----------   ----------
Increase in cash for the period(505,700)     798,435     188,232      805,957
Cash, beginning of period       703,614       46,326       9,682       38,804
                             ----------   ----------  ----------   ----------
Cash, end of period             197,914      844,761     197,914      844,761
                             ==========   ==========  ==========   ==========

Supplementary information and
  disclosure of non-cash financing
  and investing activities:
     Interest paid                   96        7,725       2,890       10,151
     Non-cash transactions not
       reported above:
          Issuance of common shares
            for services rendered    --           --       7,296       87,875
          Issuance of common shares
            on conversion of
            debentures               --           --     467,200           --
          Advances payable eliminated
            on business combination  --           --          --     (180,000)

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

                    IMAGIS TECHNOLOGIES INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (expressed in Canadian dollars)
                  (Unaudited - Prepared by Management)

These financial statements have been prepared on a going concern basis which includes the assumption that the Company will be able to realize its assets and settle its liabilities in the normal course of business. At June 30, 2000, the Company has a deficiency in net assets of $117,989 and has working capital of $247,140. Failure to obtain ongoing support of its shareholders and creditors may make this basis of accounting inappropriate in which case the Company's assets and liabilities would need to be recognized at their liquidation values. These financial statements do not include any adjustment due to this going concern uncertainty.

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

2.  Significant accounting policies (cont'd):

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

(h) Stock option plan:

    The Company has a stock option plan. No compensation expense is recognized when stock options are issued. Any consideration paid on exercise of stock options is credited to share capital.

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

(j) Unaudited interim financial information:

    The information as at June 30, 2000 and for the three and six month periods ended June 30, 2000 and 1999 is unaudited. However, such financial information reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the results for the periods presented.

3.  Convertible debentures:

During the year ended December 31, 1999, the Company agreed to sell 595.2 convertible note units, each note unit consisting of one $1,000 convertible debenture and 1,562.5 share purchase warrants. The convertible debenture has a one-year term and bears interest at a rate of 8% per annum.

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

On February 29, March 15 and March 20, 2000, 97.28, 229.12 and 140.8
convertible note units, respectively, were converted into common shares. As of June 30, 2000, 128.0 of the convertible note units had not been converted.

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

5.  Related party transactions:

Related party transactions not disclosed elsewhere are as follows:

(a) included in accounts payable and accrued liabilities is $94,396 (December 31, 1999 - $74,134) which is due to companies with a director in common.

(b) included in administration expense is $62,800 (December 31, 1999 - $104,002) for payments made to a company with a director in common for services rendered to the Company.

6.  Subsequent events:

Subsequent to June 30, 2000:

(a) A total of 312,500 share purchase warrants have been exercised at a price of $0.80 for total proceeds to the Company of $250,000.

(b) A total of 20,001 share purchase options have been exercised at a price of $1.00 for total proceeds to the Company of $20,001.

(c) On July 3, 2000, the Company granted an additional 25,000 stock options under its Incentive Stock Option Plan to an employee of the Company. The options were issued with an exercise price of $3.75, vesting over three years and an expiry date of July 3, 2005.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements:

Statements in this Quarterly Report on Form 10-QSB, including those concerning our expectations of future sales, gross profits, sales and marketing, technology development, and administrative expenses, product introductions and cash requirements include certain forward-looking statements. As such, our actual results may vary materially from expectations. Factors which could cause our actual results to differ from expectations include variations in the level of orders which can be affected by general economic conditions and in the markets served by our customers, international economic and political climates, difficulties or delays in the functionality or performance of our products, our timing of future product releases, our failure to respond adequately to either changes in technology or customer preferences, changes in our pricing or that of our competitors, our ability to manage growth, risk of nonpayment of accounts receivable, changes in budgeted costs, all of which constitute significant risks for us. There can be no assurance that our results of operations will not be adversely affected by one or more of these factors.

Overview:

In February, 1999, we completed the acquisition of Imagis-Cascade Technologies Inc. (Imagis-Cascade) and in the second quarter, completed a financing raising approximately Cdn$2.9 million before financing costs. The acquisition was accounted for as a reverse take-over whereby the company acquired, in our case Imagis-Cascade, is deemed the parent for reporting purposes and the acquirer, in our case Imagis Technologies Inc., is considered the target or acquired entity. This treatment conforms with generally accepted accounting principles in Canada which are essentially identical to those applicable in the United States for such transactions.

Results of Operations for the three month periods ended June 30, 2000 and June 30,1999:

Revenues:

Our Revenues for the three months ended June 30, 2000 rose to $258,646 from $118,581 generated in the comparable period in 1999, more than double the 1999 level. The gain was mostly attributable to higher sales revenues for our CABS product rising from $48,663 in 1999 to $161,271 in the current quarter. A small improvement in support fees earned and higher revenues of approximately $51,000 from hardware sales in the quarter, up from $27,000 in the second quarter of 1999 also contributed to our overall gain.

As previously indicated in prior periods, we purchase and resell hardware components to facilitate the overall sale of our software products and period to period hardware sales levels reflect only our customers' needs where we have made a direct sale to an end-user. Our current marketing strategy involves developing strategic alliances with partners which can fill this hardware need as well as provide support services to customers. This will allow us to focus in the future essentially on the development and sale of our software products through these partners. At present we have established relationships with a large number of partners. Consequently, we expect revenues from hardware sales to be lower in the future.

Operating Costs:

Operating costs for the quarter totaled $1,087,811, significantly higher than the comparable period in 1999 of $741,225. This higher amount is consistent with our plans both to expand our marketing efforts and to develop new biometric capabilities in our products. Operating costs include materials purchases, primarily hardware for resale, sales and marketing, technology development, administration and amortization.

Purchases of materials:

Our costs of hardware and other materials purchased for the quarter were $27,574. This is significantly lower than the costs for the comparable period in 1999 of $64,276. As stated in previous reports, our hardware purchases reflect the needs of direct sales to customers, and in 1999 we relied predominantly on direct sales which is reflected in the significantly higher hardware cost in 1999. We expect our costs of hardware purchases to be lower in future periods as a result of our altered marketing approach involving partners.

Sales and marketing:

Our sales and marketing costs for the quarter ended June 30, 2000 were $386,295. This is 85 per cent higher than the 1999 comparable period of $208,508 and reflects our increased sales staff level and their marketing activities which have resulted in higher travel, trade show attendance and marketing material costs. Further additions to staff are not planned at this time.

Technology Development:

The technology development costs for the quarter ended June 30, 2000 were $361,443. The 1999 comparable period costs were at $148,099. Our technology development costs include primarily salaries for our development team together with other functional costs for travel and facilities. Our development staff has grown continuously since we completed our acquisition of Imagis Cascade in order to complete code programming of several of our new products including ID-2000, Property ID and Casino ID. We are committed to expanding our biometric capabilities and expect to augment our staff to accelerate development in this area. As a result, we expect our current level of expenditure will increase as we bring on new development staff.

Administration:

Our administration costs of $299,814 were down slightly from those of the comparable 1999 period of $311,169. As is the case for our technology development function, administration costs include primarily salaries with additional costs incurred for office facilities, travel and requisite shareholder and regulatory reporting.

Other Costs and Expenses:

Other costs for the quarter include only amortization, amounting to $12,685, up from $9,173 in the second quarter of 1999 due to additions to our office equipment over the year.

Net Loss for the Period:

We experienced a net loss amounting to $829,165 or $.07 per share for the quarter ended June 30, 2000, higher than for the comparable period in 1999 of $622,644 or $.08 per share. This higher amount reflects our higher expenditure levels in both the sales and marketing and technology development functions, only partially offset by our gains in sales revenues over those of the prior year.

Results of Operations for the six month periods ended June 30, 2000 and June 30,1999:

Revenues:

For the six months ended June 30, 2000, our revenues were $453,781, up 25 per cent from the prior year to date level of $364,238. Sales of our software products rose 78 per cent from $146,715 in 1999 to $261,762 in 2000, and support and service revenues rose from the 1999 level of $99,951 to $124,527 in 2000, while hardware sales revenues fell from $117,191 in 1999 to $67,170 this year. The gain in software sales revenues includes both higher sales volumes of our CABS product and sales of our new products, primarily ID-2000, a facial recognition capability. The lower hardware revenues reflect our efforts to withdraw from sales of hardware equipment coupled to our software products.

Operating Costs:

As was the case in the quarterly comments above, our operating costs for the six months ended June 30, 2000 rose significantly in 2000 to $1,908,855 over the 1999 level of $1,180,666. The increase is due to much higher cost levels for both the sales and marketing and technical development functions consistent with our commitment to increase our sales efforts to improve revenues and to significantly expand the technical capabilites of our biometric applications. While costs overall are higher than in the prior year, all categories, individually and in total, are within budget for the year 2000.

Purchases of materials:

As indicated above, sales revenues for hardware components to customers for the six months ended June 30, 2000 fell to approximately half the level in the 1999 comparable period. Similarly, purchase costs were much lower at $54,599 in 2000, only 38 per cent of the 1999 first half costs of $144,802.

Sales and marketing:

Our sales and marketing costs for the six months ended June 30, 2000 rose 80 per cent to $610,189 from $338,590 in the 1999 comparable period, consistent with the increase reported for the most recent quarter. The costs include staff salaries, travel, marketing materials and facilities including communications. The higher level reflects the impact of several additions to staff over the intervening period and the consequent higher level of expenditure arising from their activities.

Technology development:

The increase in costs for our technology development function was even greater than in sales and marketing, rising from the 1999 year to date level of $225,534 to the current year to date amount of $686,609, an increase of over 200 per cent above the prior amount. The significant increase is due to the additions to staff of several developers needed to complete all of the projects which were in their initial stages at the time of acquisition last year and which have led to several of our new product introductions, and to the expansion of programming in biometrics. Other costs include those for facilities and some staff travel.

Administration:

Our administration costs for the six months ended June 30, 2000 were $522,569, only slightly higher than those for the comparable period in 1999 of $506,677. Administration costs include staff salaries and travel, professional fees, shareholder and regulatory costs, and facility and other related costs. No staff additions have been made from year to year and all other costs have been held constant to keep the overall expenditure in line with the prior year.

Other Costs and Expenses:

Other costs for the six months ended June 30, 2000 include amortization of $34,889, compared with $14,432 for the comparable period in 1999. In 1999, there was a loss resulting from the write-off of inventory items of $111,836 and a gain on the settlement of accounts payable of $161,205.

Net Loss for the Period:

We experienced a net loss amounting to $1,455,074 or $.13 per share for the six months ended June 30, 2000, higher than for the comparable period in 1999 of $816,428 or $.14 per share. The higher amount reflects our higher expenditure levels in both the sales and marketing and technology development functions which are only partially offset by our gains in sales revenues over 1999.

Liquidity and Capital Resources:

At year end, our cash position had declined to only $9,682 and anticipating this we had taken a number of steps late in 1999 to raise funds to support our ongoing activities. Consequently during the first quarter, we raised over $1.9 million by means of (i) a private placement of our common stock which yielded $700,000, (ii) the exercise of outstanding warrants and options yielding approximately $880,000 and (iii) from the conversion of debentures for common stock issued in 1999 which provided approximately $210,000 net of costs. This past quarter, we added to our cash position through the further exercise of warrants providing $128,000 and of options yielding $96,001. Year to date cash inflows from such capital transactions aggregate $2,075,699. We expect our cash position as of June 30, 2000 to be adequate to fund our on-going operations through September 30, 2000. Thereafter, depending on the development of our business, we may need to raise additional cash for working capital or other expenses. If we need to raise additional capital, we plan to do so through the sale of equity securities. We may not be able to raise sufficient capital when needed or on terms commercially favorable to us.

We have used these funds to sustain our operations during the six month period, to repay notes payable of $130,000 and to acquire equipment costing $29,679. After these disbursements and the costs associated with our operating loss net of working capital changes other than cash of $1,546,613, we closed the period with cash on hand of $197,914 remaining for future operations.

As indicated in the discussion of our technology development expenditures, we anticipate hiring additional technical staff and increasing the development of biometric capabilities in our software, and anticipate the need to raise additional funds through the issue of our common stock. We are currently seeking financing of approximately $5 million and are discussing our needs with few potential investors.

                      PART II. - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES

         a) None

         b) None

         c) During the three months ended June 30, 2000, the Registrant sold 55,001 common shares pursuant to the exercise of stock options issued under its Incentive Stock Option Plan for aggregate proceeds of Cdn.$55,001. The Registrant relied on the exemption from registration provided by Rule 701 under the U.S. Securities Act of 1933.

         d)    None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A.  An Annual General Meeting of the shareholders was held on June 23, 2000.

B. The following were voted by the shareholders to continue as Directors of the Company:

    Iain Drummond (3,172,812 votes for, 0 votes against, 0 abstained)
    Sandra E. Buschau (3,172,812 votes for, 0 votes against, 0 abstained) Altaf Nazerali (3,172,812 votes for, 0 votes against, 0 abstained)
    Rory Godinho (3,172,812 votes for, 0 votes against, 0 abstained) Frederick Clarke (3,172,812 votes for, 0 votes against, 0 abstained) Oliver "Buck" Revell (3,172,812 votes for, 0 votes against, 0 abstained) Robert Gordon (3,172,812 votes for, 0 votes against, 0 abstained)

C.  The following matters were considered at the meeting:
    1. To receive and consider the Report of the Directors (3,172,812 votes for, 0 votes against, 0 abstained)

    2. To receive and consider the audited financial statements of the Company for the year ended December 31, 1999 together with the auditors' report thereon (3,172,812 votes for, 0 votes against, 0 abstained)

    3. To appoint auditors for the ensuing year and to authorize the directors to fix the remuneration to be paid to the auditors (3,172,812 votes for, 0 votes against, 0 abstained)

    4. To fix the number of directors for the ensuing year at seven (3,172,812 votes for, 0 votes against, 0 abstained)

    5. To elect directors for the ensuing year (3,172,812 votes for, 0 votes against, 0 abstained)

    6. To consider and, if deemed advisable, pass an ordinary resolution of disinterested shareholders to approve the Company's 2000 stock option plan (the "2000 Plan"), subject to regulatory approval, and as more particularly described in the Information Circular (3,172,812 votes for, 0 votes against, 0 abstained)

     7. To transact such other business as may properly come before the meeting.

ITEM 5.  OTHER INFORMATION

          None

ITEM 6.  EXHIBITS AND REPORTS FILED ON FORM 8-K

        (a)  Exhibits

               27.1 Financial Data Schedule
               99.1 Form-61 as required by the British Columbia Securities
                    Commission

        (b)  Reports on Form 8-K

             On June 6, 2000, we filed a report on Form 8-K including a notice of our Annual General Meeting to be held on June 23, 2000 along with the Information Circular, Proxy and Return Card. In addition, on the same Form 8-K, the Company filed a News Release dated May 15, 2000 announcing the details of the awarding of a US$1.2 million contract from the Alameda County Sheriff's Office in California.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 11, 2000

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