Form 10QSB
period 2000-09-30
IMAGIS TECHNOLOGIES INC
filed 2000-11-14
CIK 1088393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

FORM 10-QSB
_______________

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

OR

[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________.

0-30090
(Commission file number)
_______________

IMAGIS TECHNOLOGIES INC.
(Exact name of small business issuer as specified in its charter)
_______________
British Columbia, Canada	Not Applicable
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1300-1075 West Georgia Street, Vancouver, BC	V6E 3C9
(Address of principal executive offices)	(Zip Code)

(604) 684-2449
(Registrant's telephone number, including area code)
_______________

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Shares Outstanding
Class	October 3, 2000

Common stock, no par value	12,510,297

Transitional Small Business Disclosure Format (check one):

YES [    ]     NO [ X ]

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

		Page No.
Item 1.	Consolidated Financial Statements

	Consolidated Balance Sheets
	as of September 30, 2000 (unaudited) and December 31, 1999	3

	Consolidated Statements of Operations (unaudited)
	for the three and nine month periods ended September 30, 2000 and 1999	5

	Consolidated Statements of Cash Flows (unaudited)
	for the three and nine month periods ended September 30, 2000 and 1999	6

	Notes to Consolidated Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition an
	Results of Operations	11

	PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	15

Item 2.	Changes in Securities	15

Item 3.	Defaults upon Senior Securities	15

Item 4.	Submission of Matters to a Vote of Shareholders	15

Item 5.	Other Information	15

Item 6.	Exhibits and Reports on Form 8-K	16

Signatures		17

EXHIBITS

Exhibit 10.1 Agreement with Somerset Financial Group Inc., dated May 1, 2000

Exhibit 10.2 Agreement with GPC Communications, dated August 15, 2000

Exhibit 10.3 Agreement with Fleishman-Hillard Canada Inc., dated August 21, 2000

Exhibit 27.1 Financial Data Schedule

Exhibit 99.1 Form-61 as required by the British Columbia Securities Commission

PART I. - FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
The following unaudited financial statements for the period ended September 30, 2000 are included in response to Item 1 and have been compiled by management.

The financial statements should be read in conjunction with the Management's Discussion and Analysis and other financial information included elsewhere in this Form 10-QSB.

IMAGIS TECHNOLOGIES INC.
CONSOLIDATED BALANCE SHEETS
(expressed in Canadian dollars)
(Unaudited - Prepared by Management)

	September 30, 2000	December 31, 1999

ASSETS

CURRENT ASSETS
Cash	$40,846	$9,682
Accounts receivable	468,923	251,073
Inventory	43,177	45,834

	552,946	306,589

CAPITAL ASSETS	69,856	84,176

	$622,802	$390,765

See accompanying notes to consolidated financial statements

IMAGIS TECHNOLOGIES INC.
CONSOLIDATED BALANCE SHEETS
(expressed in Canadian dollars)
(Unaudited - Prepared by Management)

	September 30, 2000	December 31, 1999

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$548,148	$299,920
Notes payable	--	130,000
Deferred revenue	72,422	68,025
Current portion of obligation under capital lease	3,895	6,678

	624,465	504,623

OBLIGATION UNDER CAPITAL LEASE	--	2,226

ADVANCES PAYABLE	--	356,480

PAYABLE TO PACIFIC CASCADE CONSULTANTS LTD.	444,095	463,342

	1,068,560	1,326,671

SHAREHOLDERS' EQUITY
Share capital	5,855,487	3,223,995
Convertible debentures	128,000	--
Retained earnings	(6,429,245)	(4,159,901)

	(445,758)	(935,906)

	$622,802	$390,765

/s/ Iain Drummond

Iain Drummond
President & Director

/s/ Sandra Buschau

Sandra Buschau
Director

See accompanying notes to consolidated financial statements

IMAGIS TECHNOLOGIES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND 1999
(expressed in Canadian dollars)
(Unaudited - Prepared by Management)

	Three Months Ended		Nine Months Ended

	September 30, 2000	September 30, 1999	September 30, 2000	September 30, 1999

Revenues	$151,757	$225,400	$605,538	$589,638

Operating costs:
Purchases of materials	47,309	97,827	101,908	242,629
Sales and marketing	257,936	262,426	868,125	601,016
Technology development	383,287	190,244	1,069,896	415,778
Administration	255,327	242,117	777,896	748,794
Write-off of inventory	--	--	--	111,836
Amortization	22,168	5,477	57,057	19,909
Gain on settlement of accounts payable	--	--	--	(161,205)

	966,027	798,091	2,874,882	1,978,757

Net loss	(814,270)	(572,691)	(2,269,344)	(1,389,119)

Deficit, beginning of period			(4,159,901)	(1,320,439)

Adjustment to deficit due to application of accounting principles for reverse take-over accounting			--	(728,676)

Net income			$(6,429,245)	$(3,438,234)

Earnings per common share:

- Basic (Canadian GAAP)	$(0.07)	$(0.06)	$(0.20)	$(0.19)

- weighted average number of common shares outstanding	12,291,705	8,958,214	11,406,750	7,350,520

- basic (U.S. GAAP)	$(0.07)	$(0.07)	$(0.21)	$(0.21)

- weighted average number of common shares outstanding	11,491,705	8,125,214	10,706,750	6,550,520

See accompanying notes to consolidated financial statements

IMAGIS TECHNOLOGIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND 1999
(expressed in Canadian dollars)
(Unaudited - Prepared by Management)
	Three Months Ended		Nine Months Ended

	September 30, 2000	September 30, 1999	September 30, 2000	September 30, 1999

Cash provided by (used in):
Cash flows from operating activities:
Net loss	(814,270)	(572,691)	(2,269,344)	(1,389,119)
Items not involving the use of cash:
Amortization	22,168	5,477	57,057	19,909
Changes in non-cash working capital items:
Accounts receivable	(77,929)	(185,850)	(217,850)	(200,861)
Inventories	1,035	--	2,657	111,836
Deferred revenue	2,068	--	4,397	--
Accounts payable and accrued liabilities	238,686	(83,659)	248,228	(337,611)

Cash flows from operations	(628,242)	(669,405)	(2,174,855)	(1,795,846)

Cash flows from investing activities:
Cash consideration on business combination	--	--	--	(669,153)
Purchase of capital assets	(13,058)	(14,333)	(42,737)	(49,382)

Cash flows from investing	(13,058)	(14,333)	(42,737)	(718,535)

Cash flows from financing activities:
Issuance of common shares for private placement	--	--	700,000	2,948,192
Issuance of common shares for warrant exercise	436,000	--	1,061,200	--
Issuance of common shares for option exercise	50,501	--	431,502	--
Issuance of convertible debentures	--	--	238,720	--
Cost of financing	--	(69,292)	(28,410)	--
Repayment of obligation under capital lease	(2,269)	--	(5,009)	--
Repayment of notes payable	--	--	(130,000)	(310,000)
Loan from Pacific Cascade Consultants Ltd.	--	(48,544)	(19,247)	(119,428)

Cash flows from financing	428,232	(117,836)	2,248,756	2,518,764

Increase in cash for the period	(157,068)	(801,574)	31,164	4,383

Cash, beginning of period	197,914	844,761	9,682	38,804

Cash, end of period	$40,846	$43,187	$40,846	$43,187

See accompanying notes to consolidated financial statements

IMAGIS TECHNOLOGIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND 1999 (Continued)
(expressed in Canadian dollars)
(Unaudited - Prepared by Management)
	Three Months Ended		Nine Months Ended

	September 30, 2000	September 30, 1999	September 30, 2000	September 30, 1999

Supplementary information and disclosure of non-cash financing and investing activities:
Interest paid	5	132	2,895	10,283
Non-cash transactions not reported above:
Issuance of common shares for services rendered	--	--	7,296	234,516
Issuance of common shares on conversion of debentures	--	--	228,480	--

See accompanying notes to consolidated financial statements

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

These financial statements have been prepared on a going concern basis which includes the assumption that the Company will be able to realize its assets and settle its liabilities in the normal course of business. At September 30, 2000, the Company has a deficiency in net assets of $445,758 and a working capital deficit of $71,519. Failure to obtain ongoing support of its shareholders and creditors may make this basis of accounting inappropriate in which case the Company's assets and liabilities would need to be recognized at their liquidation values. These financial statements do not include any adjustment due to this going concern uncertainty.

IMAGIS TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(expressed in Canadian dollars)
(Unaudited - Prepared by Management)

 2.     Significant accounting policies:

The Company prepares its financial statements in accordance with generally accepted accounting principles in Canada and reflect the following significant accounting policies:

Basis of presentation

These financial statements include the accounts of the Company and its wholly owned subsidiary, Imagis Cascade Technologies, Inc. All material intercompany balances and transactions have been eliminated.

Inventories

Inventories are recorded at the lower of cost, calculated on a weighted average basis, and estimated net realizable value.

Capital assets
Capital assets are recorded at cost and are amortized over their estimated useful lives on a straight-line basis at the following annual rates:

Asset	Rate

Computer hardware	30%
Computer software	100%
Furniture and fixtures	20%

Revenue recognition
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

Use of estimates
The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported or disclosed in the financial statements. Actual amounts may differ from these estimates.

Foreign currency
Monetary items denominated in foreign currencies are translated to Canadian dollars at exchange rates in effect at the balance sheet date. Revenues and expenses are translated to using rates in effect at the time of the transactions. Foreign exchange gains and losses are included in income.

IMAGIS TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(expressed in Canadian dollars)
(Unaudited - Prepared by Management)
2.     Significant accounting policies (continued):

Income taxes
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

Stock option plan
The Company has a stock option plan. No compensation expense is recognized when stock options are issued. Any consideration paid on exercise of stock options is credited to share capital.

Loss per share

Loss per share is calculated using the weighted average number of shares outstanding during the fiscal period. This average includes outstanding common shares issued in a reporting period from their date of issuance. Fully diluted per share amounts are not presented as the effect of outstanding options and warrants is anti-dilutive.

Unaudited interim financial information

The information as at September 30, 2000 and for the three and nine month periods ended September 30, 2000 and 1999 is unaudited. However, such financial information reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the results for the periods presented.

3.     Convertible debentures:

During the year ended December 31, 1999, the Company agreed to sell 595.2 convertible note units, each note unit consisting of one $1,000 convertible debenture and 1,562.5 share purchase warrants. he convertible debenture has a one-year term and bears interest at a rate of 8% per annum.

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

On February 29, March 15 and March 20, 2000, 97.28, 229.12 and 140.8 convertible note units, respectively, were converted into common shares. As of September 30, 2000, 128.0 of the convertible note units had not been converted.

IMAGIS TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(expressed in Canadian dollars)
(Unaudited - Prepared by Management)
4.     Payable to Pacific Cascade Consultants Ltd.:

 The payable to Pacific Cascade Consultants Ltd. ("Pacific Cascade"), a significant shareholder of the Company, is non- interest bearing, unsecured and has no specific terms of repayment. Pacific Cascade has confirmed in writing that it does not intend to demand repayment in the next twelve months.

5.     Related party transactions:

Related party transactions not disclosed elsewhere are as follows:

     (a)     included in accounts payable and accrued liabilities is $251,534 (December 31, 1999 - $74,134) which is due to companies with a director in common.

     (b)     included in administration expense is $165,775 (September 30, 1999 - $81,482) for payments made to a company with a director in common for services rendered to the Company.

6.     Subsequent events:

Subsequent to September 30, 2000:

     (a)     A total of 5,000 share purchase options were exercised at a price of $1.00 for total proceeds to the Company of
               $5,000.

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

Overview

In February, 1999, we completed the acquisition of Imagis-Cascade Technologies Inc. (Imagis-Cascade) and in the second quarter of 1999, completed a financing raising approximately Cdn$2.9 million before financing costs. The acquisition was accounted for as a reverse take-over whereby the company acquired, in our case Imagis-Cascade, is deemed the parent for reporting purposes and the acquirer, in our case Imagis Technologies Inc., is considered the target or acquired entity. This treatment conforms with generally accepted accounting principles in Canada which are essentially identical to those applicable in the United States for such transactions.

Results of Operations for the three month periods ended September 30, 2000 and September 30,1999:

Revenues

Our revenues for the three months ended September 30, 2000 were $151,757, 33 per cent lower than the 1999 third quarter level of $225,400. The decline between comparable periods resulted primarily from our planned withdrawal this year from hardware sales made in conjunction with sales of our software products. The reduced hardware revenues accounted for almost 60 per cent of the year over year decline. We also experienced lower sales revenues of existing products offset only partially by sales of our new Casino-ID product introduced earlier this year, and higher support revenues for existing products and installations.

As reported in prior periods, we have purchased and resold hardware components in the past to facilitate the overall sale of our software. As a result, our period to period hardware sales levels have fluctuated reflecting the customers' needs where direct sales to end-users occurred and hardware was required. Our current marketing strategy involves developing strategic alliances with partners who can fill any hardware requirements as well as provide support services to customers. This strategy allows us to focus in the future on both product development and partner support in their sales of our software products. At present we have established relationships with a large number of partners. Consequently, we expect revenues from hardware sales to continue to be low in the future.

Operating Costs

Operating costs for the third quarter 2000 totaled $966,027, an increase of 21 per cent over those for the third quarter of 1999, at $798,091. As reported in prior quarters, this higher amount is consistent with our plans this year both to expand our marketing efforts and to increase our development activity to add greater biometric capability to our products. Operating costs include purchases of materials, primarily hardware for resale, sales and marketing, technology development, administration and amortization.

Purchases of materials

Our costs of hardware and other materials purchased for the quarter were $47,309, only 48 per cent of the level of expenditure incurred in the comparable quarter in 1999 of $97,827. As stated previously, our hardware purchases reflect customer needs in direct, end-user sales. In 1999, all sales were made by our staff directly with customers and we had to source hardware, whereas this year, utilizing our partners almost entirely, we have realized this significant reduction in hardware purchase costs. We expect our costs of hardware purchases to continue to be low in future periods as a result of this altered marketing approach involving partners.

Sales and marketing

Sales and marketing costs for the quarter ended September 30, 2000 were $257,936. This level is 2 per cent lower than that of the prior year third quarter when $262,426 was incurred. Sales and marketing costs include primarily salaries, travel including trade show exhibit expenses, facilities and communications and marketing materials. During the year, we have added two staff members to this function primarily to establish and support international strategic partnerships in Europe and the Middle East. This has caused our salary and travel costs to rise approximately 47 per cent over the prior year level, but the increase has been offset by lower expenditures this year on marketing material design and printing.

Technology Development

Our technology development costs for the quarter ended September 30, 2000 were $383,287, approximately double those incurred in the 1999 comparable quarter of $190,244. Our technology development costs include primarily salaries for our development team together with other functional costs for travel and facilities. Our development staff has grown continuously since we completed our acquisition of Imagis Cascade in order to complete programming of several of our new products including ID-2000, Property-ID and Casino-ID. We are committed to expanding our biometric capabilities and expect to add to staff further to accelerate development in this area. As a result, our salary costs, which represent approximately 70 per cent of the total function costs, have risen 102 per cent over the comparable quarter in 1999 and we expect our current level of expenditure will increase further as we bring on new development staff.

Administration

Our administration costs for the third quarter 2000 were $255,327, only 5 per cent higher than for the comparable third quarter amount of $242,117 in 1999. Administration costs include salaries, office facilities, travel and shareholder and regulatory reporting. Overall costs are comparable, with the small increase in the current quarter 2000 attributable to higher facility and insurance costs.

Other Costs and Expense

Other costs for the quarter include only amortization, amounting to $22,168, up from $5,477 in the third quarter of 1999 due to additions to our office equipment during the intervening year.

Net Loss for the Period

We experienced a net loss amounting to $814,270 or $0.07 per share for the quarter ended September 30, 2000, 42 per cent higher than for the comparable period in 1999 of $572,691 or $0.06 per share. This higher amount reflects primarily our higher expenditure level in the Technology development function.

Results of Operations for the nine month periods ended September 30, 2000 and September 30,1999:

Revenues

For the nine months ended September 30, 2000, our revenues were $605,538, up 3 per cent from the prior year nine-month period level of $589,638. Sales of our software products have risen 22 per cent from $239,087 in 1999 to $292,511 in 2000, and support and service revenues have risen 40 per cent from the 1999 level of $165,443 to $231,278 in 2000. The gain in software sales revenues includes both higher sales volumes of our CABS product and sales of our new biometric products, ID-2000 and Casino-ID, both offering a facial recognition capability. Offsetting these gains, hardware sales revenues moved lower, from $174,465 in 1999 to $81,319 this year representing a decline of 53 per cent. The lower hardware revenue reflects our efforts to withdraw from sales of hardware equipment sold in conjunction with sales of our software products.

Operating Costs

As was the case in the quarterly comments above, our operating costs for the nine months rose significantly in 2000 to $2,874,882, up 45 per cent over the 1999 level of $1,978,757. The increase is due primarily to higher expenditures for development of our ID-2000 and Casino-ID facial identification software. While the overall cost level is higher, the expenditure levels for the individual operating categories are close to budgeted targets for the nine-month period.

Purchases of materials

As indicated above, sales revenues for hardware components to customers declined to less than half the level in the prior comparative period. Similarly, purchase costs were much lower at $101,908 in 2000, down 58 per cent from the 1999 nine-month period costs of $242,629.

Sales and marketing

Sales and marketing costs for the nine months ended September 30, 2000 at $868,125 were 44 per cent higher than those of the comparable nine-month period in 1999 of $601,016. The costs include staff salaries, travel, marketing materials and facilities including communications. The higher level reflects the impact of staff additions over the intervening period and the consequent higher level of travel and support expenditures arising from their activities.

Technology development

The technology development function expenditures for the nine-month period in 2000 rose to $1,069,896, an increase of 157 per cent over the 1999 comparable period level of $415,778. The increase is due to the additions to staff of several developers needed to complete all of the projects which were in their initial stages at the time of acquisition last year, and which have led to several of our new product introductions. The new staff members are also contributing to our program development in biometrics. Technology development costs include principally salaries, representing 69 per cent of the total year to date amount, facilities and travel.

Administration

Our administration costs for the first nine months of this year were $777,896, only 4 per cent higher than those for the comparable period in 1999 of $748,794. Administration costs include staff salaries and travel, facility costs, professional fees and shareholder and regulatory costs. No staff additions have been made from year to year and all other costs have been contained as much as possible to keep our overall administrative expenditures in line with the prior year.

Net Loss for the Period

Our net loss for the nine months ended September 30, 2000 totaled $2,269,344 or $0.20 per share which is 63 per cent higher than for the comparable nine-month period in 1999 of $1,389,119 or $0.19 per share. As was the case for the third quarter this year, the higher loss reflects primarily our significantly higher expenditure level in the technology development function.

Liquidity and Capital Resources

At year-end, our cash position had declined to $9,682 and we had taken a number of steps late in 1999 to raise funds to support our ongoing activities. During the first quarter, we raised over $1.5 million, by means of a private placement of our common stock which yielded $700,000, from the exercise of outstanding warrants and options and from the conversion of debentures issued in 1999. This past quarter, we added additional funds by the further exercise of outstanding warrants providing $436,000 and of options yielding $50,501. Year to date cash inflows from such capital transactions aggregate approximately $2.4 million.

We have used these funds to sustain our operations during the nine months of this year, primarily to repay notes payable of $130,000 and to acquire equipment costing $42,737. After these disbursements and the costs associated with our operating loss, after taking into account non-cash working capital changes, which in aggregate amounted to $2,174,855, we closed the period with cash on hand of $40,846 remaining for future operations. We had a working capital deficit of $71,519 at September 30, 2000.

We are currently seeking financing of at least $5 million to sustain our ongoing operations and to fund the planned expansion of our biometric technical development efforts. As indicated in the discussion of our Technology development expenditures, we anticipate hiring additional technical staff to increase the development of our biometric capability in our software. There can be no assurance that we will obtain financing on acceptable terms if at all. In the event such financing is unavailable, we intend to reduce our both our sales and marketing and technology development efforts until financing is available.

PART II. - OTHER INFORMATION

Item 1.     Legal Proceedings
None

Item 2.     Changes In Securities
a)     None

b)     None

c)     During the three months ended September 30, 2000, the Registrant sold 50,501 common shares pursuant to the exercise of stock options issued under its Incentive Stock Option Plan for aggregate proceeds of Cdn$50,501.

        During the three months ended September 30, 2000, the Registrant sold 545,000 common shares pursuant to the exercise of warrants issued under previous financings. These transactions provided aggregate proceeds of
        Cdn$436,000.

        On July 3, 2000 the Registrant issued 25,000 options to an employee which are exercisable at a price of Cdn$3.75 expiring July 3, 2005.

         In connection with each of the above issuances of securities, the Registrant relied on the exclusion from registration provided by Rule 903(b)(1) of Regulation S under the Securities Act of 1933, as amended. In each case, the securities were issued by the Registrant, a "foreign issuer," as defined by Regulation S, to persons outside the United States.

         On September 19, 2000, the Registrant issued 50,000 warrants to Somerset Financial Group upon receipt of regulatory approval regarding the a fiscal Agency Agreement between Imagis and Somerset. The warrants are exercisable at
         Cdn$4.00 for a period of two years expiring on June 16, 2002. The securities were issued in reliance upon Section 4(2) of the
         Securities Act of 1933, as amended

d)      None

Item 3.     Defaults Upon Senior Securities
None

Item 4.    Submission of Matters to a Vote of Security Holders
None

Item 5.     Other Information
None

Item 6. Exhibits and Reports Filed on Form 8-K

(a)  Exhibits

       10.1   Agreement with Somerset Financial Group Inc., dated May 1, 2000
       10.2   Agreement with GPC Communications, dated August 15, 2000
       10.3   Agreement with Fleishman-Hillard Canada Inc., dated August 21, 2000
       27.1   Financial Data Schedule
       99.1   Form-61 as required by the British Columbia Securities Commission

(b)  Reports on Form 8-K

       None

SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
IMAGIS TECHNOLOGIES INC.

	By	/s/ IAIN DRUMMOND

Iain Drummond,
President and CEO

	By	/s/ ROSS WILMOT

Ross Wilmot,
Chief Financial Officer

Date: November 14, 2000

EXHIBIT INDEX
Exhibit No.	Description
10.1	Agreement with Somerset Financial Group Inc., dated May 1, 2000
10.2	Agreement with GPC Communications, dated August 15, 2000
10.3	Agreement with Fleishman-Hillard Canada Inc., dated August 21, 2000
27.1	Financial Data Schedule
99.1	Form-61 as required by the British Columbia Securities Commission