Form 10KSB
period 2000-12-31
IMAGIS TECHNOLOGIES INC
filed 2001-04-02
CIK 1088393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549
_________________________

FORM 10-KSB

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2000

OR

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 000-30090
_________________________

IMAGIS TECHNOLOGIES INC.
 (Name of small business issuer in its charter)
British Columbia, Canada (State or other jurisdiction of incorporation or organization)	Not Applicable (I.R.S. Employer Identification No.)

1300 - 1075 West Georgia Street Vancouver, British Columbia (Address of principal executive offices)	V6E 3C9 (Zip Code)

(604) 684-2449

(Issuer's telephone number, including area code)
_________________________

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Shares, no par value

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

The Issuer's revenues for its most recent fiscal year were Cdn$1,097,719.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of March 6, 2001 was Cdn$12,194,212. The number of shares outstanding of each of the Issuer's classes of equity as of March 23, 2001 was 12,965,965 common shares.

IMAGIS TECHNOLOGIES INC.

FORM 10-KSB

For the Year Ended December 31, 2000

INDEX

NOTE REGARDING FORWARD-LOOKING STATEMENTS

Except for statements of historical fact, certain information contained herein constitutes "forward-looking statements," including without limitation statements containing the words "believes," "anticipates," "intends," "expects," and words of similar import, as well as all projections of future results. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results or achievements of the Issuer to be materially different from any future results or achievements of the Issuer expressed or implied by such forward-looking statements. Such factors include, but are not limited to the following: the Issuer's limited operating history, need for additional financing, history of losses, dependence on a small number of customers, risks involving new product development, competition, management of growth and integration, risks of technological change, dependence on key personnel, risks involving lengthy sales cycles, marketing relationships and third-party suppliers, its ability to protect its intellectual property rights, exchange rate fluctuations, risks of software defects, risks associated with product liability, the directors' and officers' involvement in other projects, and the other risks and uncertainties described under "Description of Business - Risk Factors" in this Form 10-KSB. Certain of the forward-looking statements contained in this annual report are identified with cross-references to this section and/or to specific risks identified under "Description of Business - Risk Factors."

CURRENCY AND EXCHANGE RATES

The following table sets forth the high and low exchange rates for one (1) Canadian dollar expressed in terms of one (1) United States dollar for each of the last six (6) months.

	February 2001	January 2001	December 2000	November 2000	October 2000	September 2000

High for the month	.6697	.6683	.6669	.6552	.6687	.6738
Low for the month	.6494	.6595	.6469	.6410	.6531	.6638

Exchange rates are based upon the noon buying rate in New York City for cable transfers in foreign currencies as certified for customs purposes by the Federal Reserve Bank of New York. The noon rate of exchange on March 22, 2001 as reported by the United States Federal Reserve Bank of New York for the conversion of Canadian dollars into United States dollars was Cdn$1.00 = US$0.6352. The Issuer prepares its financial statements in Canadian Dollars ("Cdn"). Unless otherwise indicated in this annual report on Form 10-KSB (the "Annual Report" or "Form 10-KSB"), all references herein are to Canadian Dollars.

PART I

Item 1. Description of Business.

Imagis Technologies Inc. ("Imagis" or the "Company"), a British Columbia corporation, is in the business of developing and marketing computer software applications for the law enforcement, security and gaming industries. Imagis' principal product is its Facial Recognition and Image Identification System, ID-2000™, which has facial recognition capabilities that enable users to use computer technology to identify individuals for processing, documenting, record keeping, database management, verifying identities and other tasks performed by law enforcement, security and gaming industry personnel. See "Business of the Company."

History of the Company

Incorporation/Name Changes/Initial Business

Imagis was incorporated on March 23, 1998, as a British Columbia corporation under the name 561648 B.C. Ltd., and commenced trading on the Vancouver Stock Exchange (the "VSE") on September 29, 1998 as a Venture Capital Pool ("VCP"). A VCP is a "blind pool" company formed by qualified individuals that raises funds through an initial public offering ("IPO") of securities, the proceeds of which must be used primarily to investigate business opportunities for acquisition by the VCP. As a VCP, Imagis' sole business from the time of incorporation was to investigate business opportunities with a view to completing a Qualifying Transaction under the applicable rules of the VSE. A Qualifying Transaction is a transaction whereby the VCP: (a) issues or makes issuable securities representing more than 25% of its securities issued and outstanding immediately prior to the issuance in consideration for the acquisition of significant assets; (b) enters into an arrangement, amalgamation, merger or reorganization with another issuer with significant assets, whereby the ratio of securities that are distributed to the security holders of the VCP and the other issuer results in the security holders of the other issuer acquiring control of the resulting entity; or (c) otherwise acquires "significant assets", but excludes a transaction whereby, prior to completion of the Qualifying Transaction, a VCP issues for cash securities representing more than 25% of its securities issued and outstanding immediately prior to the issuance. "Significant assets" means assets other than cash or securities of another issuer that, when acquired by the VCP, results in the VCP meeting the minimum listing requirements set by the VSE for a venture company, in accordance with the applicable rules of the VSE. On July 6, 1998 Imagis changed its name from 561648 B.C. Ltd. to Colloquium Capital Corp.

On February 23, 1999, Imagis acquired all of the outstanding shares of Imagis Cascade Technologies Inc. ("Imagis Cascade"), a British Columbia corporation, thereby completing a Qualifying Transaction and becoming classified as a venture company by the VSE. As a result of the acquisition, the Company changed its name from Colloquium Capital Corp. to Imagis Technologies Inc. on February 25, 1999.

Acquisition of Imagis Cascade

On February 23, 1999, Imagis acquired one hundred percent (100%) of the issued and outstanding common shares of Imagis Cascade pursuant to a Share Purchase Agreement by and among Imagis, Imagis Cascade and the former shareholders of Imagis Cascade (the "Former Imagis Shareholders") dated December 14, 1998 (the "Imagis Acquisition"). Imagis paid a purchase price of $2,632,000, plus contingent additional consideration of up to $400,000 (see discussion of contingency below) to the Former Imagis Shareholders, allocated as described below. The Former Imagis Shareholders were Pacific Cascade Consultants Ltd. ("Pacific"), Sonora Logging Limited ("Sonora") and 385078 B.C. Ltd. ("B.C. Ltd"). Pacific, a Canadian company, is owned by FWC Holdings Ltd., an entity controlled by Frederick W. Clarke, a current director of Imagis, and Andrew Amanovich, the current Chief Technology Officer of Imagis. Sonora, a private Canadian company, is controlled by Pamela Markie Clarke, the daughter of Mr. Clarke. B.C. Ltd., a private Canadian company, has no other affiliation with Imagis other than as a former shareholder of Imagis Cascade.

Under the terms of the Share Purchase Agreement, the parties thereto agreed to the following:

(a)     Imagis collectively paid Pacific, Sonora and B.C. Ltd. $2,632,000, plus contingent additional consideration of up to $400,000. The purchase price was paid to the Former Imagis Shareholders as follows:

(i)     $100,000 to Pacific, by application of the sum of $100,000 paid by Imagis to Imagis Cascade on behalf of the Former Imagis Shareholders pursuant to a Confidentiality and Standstill Agreement by and among Imagis, Imagis Cascade and the Former Imagis Shareholders, dated October 6, 1998, as partial payment of the purchase price (which amount has been applied),

(ii)     $1,632,000 by allotment and issue to the Former Imagis Shareholders and First Capital Invest Corp. ("FCIC") (a corporation to which the Former Imagis Shareholders were indebted in connection with a

$350,000 bridge loan provided to Imagis Cascade by FCIC) of 3,400,000 common shares of Imagis (the "Shares") at $0.48 per Share allocated as follows:

(A)     1,764,706 Shares to Pacific,
(B)     441,176 Shares to Sonora,
(C)     294,118 Shares to B.C. Ltd. and
(D)     900,000 Shares to FCIC

The Shares were restricted securities, subject to a one (1) year hold period;

(iii)     $900,000 paid to Pacific as follows: $150,000 paid through the subscription by Pacific on March 19, 1999 on a private placement basis for 267,857 Shares at $0.56 per Share, and the balance paid on May 6, 1999; and

(iv)     up to $400,000 payable to Pacific if, as and when, certain warrants issued by Imagis are exercised for net proceeds to Imagis in excess of $400,000.

(c)     In consideration for renouncing his right to acquire up to a 6% equity interest in Imagis Cascade, Imagis issued a warrant to purchase 400,000 Shares at an exercise price of $1.25 per share to Iain Drummond (the "Drummond Warrant"). See "Item 10-Executive Compensation."

History of Business of Imagis Cascade

Imagis' wholly owned subsidiary, Imagis Cascade, acquired substantially all of its current assets pursuant to two technology purchase agreements between Imagis Cascade, Pacific and B.C. Ltd. dated March 6, 1998 (the "Technology Purchase Agreements"). Pursuant to the Technology Purchase Agreements, Pacific and B.C. Ltd. became the holders of all of the issued and outstanding common shares of Imagis Cascade. Pacific received 3,000,000 common shares of Imagis Cascade and B.C. Ltd. received 400,000 common shares of Imagis Cascade. Pacific subsequently transferred 600,000 common shares of Imagis Cascade to Sonora.

Pacific was established in 1989 by Andrew Amanovich, Imagis' Chief Technology Officer, and Frederick Clarke, a director of Imagis. Pacific's core business was the engineering of complex timber harvesting systems, the management of map-based data and the development of 3D landscape visualization technology.

The Imagis Cascade technology and Imagis' initial customer base was developed originally by B.C. Ltd., a company incorporated in 1990 and founded by Penny Walker of Victoria, British Columbia. B.C. Ltd. was a software developer and reseller in the area of geographical information systems and remote sensing services for the natural resources industry. B.C. Ltd. also developed and marketed several software systems to manage digital images and recognized the commercial opportunity for software tools that manage digital image databases.

In July 1994, Pacific entered into a strategic alliance arrangement with B.C. Ltd. and loaned B.C. Ltd. funds to provide working capital in exchange for an option to acquire shares of B.C. Ltd. The two companies worked cooperatively on the development of several software projects. In 1995, Pacific acquired the operations and revenues of B.C. Ltd., as well as its intellectual property, the rights to the developed products, products under development and source code.

Pursuant to the Technology Purchase Agreements, Pacific and B.C. Ltd. sold to Imagis Cascade all rights to the business that is now carried on by Imagis and the intellectual property. Under the Technology Purchase Agreements, Pacific and B.C. Ltd. became the holders of all of the issued and outstanding shares of Imagis Cascade. The terms of the Technology Purchase Agreements were as follows:

  Agreement between B.C. Ltd. and Imagis Cascade: B.C. Ltd. sold its business and technology to Imagis Cascade for a purchase price of $600,000, consisting of 400,000 shares of Imagis Cascade at a price of $1.50 per share.

  Agreement between Pacific and Imagis Cascade: Pacific sold its business and technology to Imagis Cascade for a purchase price of $1.5 million, consisting of 3,000,000 shares of Imagis Cascade at a price of $0.50 per share, plus a royalty equal to 5% of gross sales of the software products (the "5% Royalty").

The Technology Purchase Agreements transferred the technology associated with CABS, ID-Inmate, Fraud-ID, ENVISAGE, ELMS AND AIREIS to Imagis Cascade, including all source code, object code, link libraries, applications function calls, file structures, screen layouts, hardware integration routines and documentation for both current and past releases. All relevant documentation, including manuals and brochures used in operation, manufacturing, maintenance and marketing of the products, was included.

As part of the acquisition by Imagis of all the issued and outstanding shares of Imagis Cascade, Pacific agreed to cancel the 5% Royalty.

Imagis' Chief Technology Officer, Andrew Amanovich and its Chief Engineer, David Lutes, who was instrumental in developing the original Imagis Cascade product line, continue their work in the research, development, applications of all software and the core technology.

Business of the Company

General Overview

Imagis' principal product is its Facial Recognition and Image Identification System, ID-2000™. ID-2000 is available in three different formats - (i) a self-contained product providing facial recognition capabilities, (ii) an Application Server version where the imagery can be captured and accessed using a Web-browser, and (iii) a set of Active-X controls that enables any of Imagis' business partners to integrate its facial recognition technology within their own applications.

While ID-2000 can be used with virtually any database of facial images, Imagis' Computerized Arrest & Booking System, CABS™, is designed to be used by law enforcement agencies to hold all information relating to an offender, including text as well as images.

CABS has been written such that it can be readily adapted to different markets with similar needs. An example is the gaming industry, where a variant on CABS, Casino-ID™, has been developed to hold all information on blacklisted players, with ID-2000 enabling their faces to be identified if the players are on file.

Law enforcement agencies face a common need for time and cost efficient arrest and booking systems. Historically, law enforcement agencies have relied on manual arrest and booking systems. More recently, the law enforcement industry has started to recognize the need for automated systems to increase the efficiency of police officers and to control costs. CABS can substantially reduce the time needed for an officer to process and book offenders into the judicial system. By removing the "paper and picture" element from this tedious procedure, Imagis believes that an officer can process a repeat offender in less than one-third (1/3) the time required by manual systems. This translates directly into substantial cost savings for police departments of any size, in addition to the operational benefits that they gain, such as faster identification of suspects.

Products

           Current Products

Imagis' current products are designed to run on PCs using Windows 98, Windows 2000, and Windows NT. The underlying database is built on ORACLE RDBMS and SQL SERVER. The software is modular in design, permitting additional functions to be easily added.

The Company has released CABS Version 7.0, which provides fast program execution due to its use of 32-bit program code and specialized code for enhancing data sharing over wide area networks, and has integrated its ID-2000 proprietary facial recognition software as part of the image analysis portion of the CABS software.

           CABS - Computerized Arrest & Booking System

CABS is an integrated information and imaging system developed for the Royal Canadian Mounted Police ("RCMP") and other law enforcement agencies. CABS currently has separate modules for offenders, non-offenders, staff and evidence. The offender module automates booking activities and reports, the production of mugshots and the generation of line-ups. Pictures of criminal suspects, as well as their marks, scars, tattoos and fingerprints, are all captured in the offender module of CABS. The non-offender module provides an electronic database of persons, such as teachers and day-care providers, who are required to be registered with the police. The staff module provides for the creation and management of staff identification. The evidence module provides for electronic management of photographs of evidence obtained in connection with a criminal arrest.

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

  generates automated line-ups based on user-specified criteria;

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

           Casino-ID

Casino-ID is a variant on CABS that has been designed for use in the gaming industry. While most of the underlying code remains the same, the graphical user interface has been adapted to the specific needs of casinos. Even though its primary use will likely be to identify blacklisted players, Casino-ID is also highly useful in identifying high-rollers and self-barred players, as well as casino employees.

           ENVISAGE - Electronic Identification System

ENVISAGE is an electronic identification system developed specifically for the security market. Envisage enables the electronic production of customised full-color identification cards. These identification cards can be produced within minutes and include options such as photographs, graphic images, text, barcodes and fingerprints. In addition, ENVISAGE integrates advanced photo identification capabilities, including signature, single impression fingerprint, ghosting and access control. In most cases, ENVISAGE can be integrated with existing security systems.

           ID-2000 - Image Detection and Biometric Facial Recognition

This software technology has enabled the Company to enter the biometric market.

ID-2000 is a facial recognition software system designed for the law enforcement, gaming and security industries that captures an offender's image, typically via a video camera, and then creates a biometric code that can be compared to other encoded images in a database. ID-2000 allows an individual in a database to be identified in seconds, using only an image or photograph as the search criterion. Matching records will be displayed as a list, together with their associated thumbnail images. From this, any record can be selected and full details, together with a full size image, will be displayed. Extensive linkages enable the database to be mined to display details, such as aliases, known associates and vehicles, as well as images of other distinguishing features, such as marks, scars and tattoos. Where appropriate, details such as previous crimes or gang memberships can also be displayed. ID-2000 also works with Casino-ID and Envisage for use in the gaming and security sectors.

ID-2000 is also available as a Software Development Kit, or SDK, which is designed to enable developers at the Company's business partners to integrate its facial recognition capabilities into their own applications.

Markets

Imagis seeks to market its products globally. Its products are currently installed or on order in over 70 sites in Canada, the United States, Mexico, Korea and the United Kingdom. Sales campaigns are currently underway in Hong Kong, China, Malaysia, Saudi Arabia, Switzerland, Germany, Denmark, Czech Republic, United Arab Emirates and Kuwait. A key component of Imagis strategy is to increase the number of its sales directors to enable it to identify, train and develop new business partners in new territories. The benefit of using business partners is particularly important in remote countries, as it is unlikely Imagis could achieve worldwide market coverage or market access on its own.

In each territory, Imagis' products will remain basically the same, with the GUI adapted to local requirements and, where appropriate, the local language. All Imagis products are language independent, such that a new language version can be produced in approximately two (2) to three (3) weeks.

During 2000, Imagis was awarded a contract through one of its business partners, Orion Scientific Systems Inc. of Sacramento, California ("Orion") to provide all the application software for a booking and criminal identification system at the 32 police departments within Alameda County on the East side of the San Francisco Bay. The Alameda County installation is expected to be fully installed by mid-2001, and will to be one of the largest digital imaging system on the West Coast of North America.

Competition

The law enforcement and security software markets are competitive and fragmented, consisting of many fast growing rapidly changing competitors. The principle competitive factors affecting the market for Imagis' products include: supplier competency, product functionality, performance and reliability of technology, depth and experience in distribution and operations, ease of implementation, rapid deployment, customer service and price. There are several companies which have commercially available products that have some application similarities to Imagis' CABS and ID-2000 products. Some of these companies have products that include arrest and booking functions, with four (4) of them market facial recognition software. The following software products compete most directly with CABS:

IWS (ImageWare Software)
Smith & Wesson - EBS (Electronic Booking System)
 Spillman - BookMate and Jail Management

The Company believes that IWS' installations are in use across the United States, including statewide mugshot/booking software installed in Arizona. Smith & Wesson markets comprehensive software portfolio for use in the law enforcement and security industries. Spillman's market is primarily located in Utah and the Pacific Northwest of the United States. These companies are likely to be the most significant competitors to Imagis in their respective geographic areas.

In the area of facial recognition, Miros (TrueFace), Viisage Technology (Viisage Gallery) and Visionics (FaceIt) are companies that have products with application similarities to ID-2000.

Certain of Imagis' competitors have substantially greater financial, technical, marketing and distribution resources than Imagis. As a result, they may be able to respond more quickly to new or emerging technologies and changing customer requirements, or to devote greater resources to the development and distribution of existing products. There can be no assurance that Imagis will be able to compete successfully against current or future competitors or alliances of such competitors, or that competitive pressures faced by Imagis will not materially adversely affect its business, financial condition, operating results and cash flows. See "Risk Factors-Competition."

Intellectual Property Rights

The Company's success will depend upon its ability to protect its intellectual property rights. Imagis relies principally on a combination of copyright and trade secret laws, non-disclosure agreements and other contractual provisions to establish and maintain its proprietary rights.

As part of its confidentiality procedures, Imagis generally enters into nondisclosure and confidentiality agreements with each of its key employees, consultants and business partners and limits access to and distribution of its technology, documentation and other proprietary information. In particular, Imagis has entered into non-disclosure agreements with each of its employees and business partners. The terms of the employee non-disclosure agreements include provisions requiring assignment to Imagis of employee inventions. In addition, Imagis' source code for its software products is maintained in a controlled environment within the technology and development group. For security purposes, a copy of the source code is maintained in a lock-box at the Bank of Montreal in Vancouver, accessible only by the board of directors of Imagis. There can be no assurance that Imagis' efforts to protect its intellectual property rights will be successful. Despite Imagis' efforts to protect its intellectual property rights, unauthorized third-parties, including competitors, may from time to time copy or reverse engineer certain portions of Imagis' technology and use such information to create competitive products.

While policing the unauthorized use of Imagis' technology is difficult, Imagis has taken steps to make it difficult for organizations to use its products without registering with Imagis first.

Imagis has not registered any trademarks in the Canada, the United States or elsewhere.

Research and Development

Imagis personnel have considerable experience and expertise in the development of integrated information and video imaging systems. Imagis' senior technology personnel were the initial developers of Imagis' imaging products and have been involved in the development of each of the versions of the CABS and ID-2000 products. Imagis' software product development personnel employ modular software architecture, object-oriented software development and graphical user interface design technologies to develop scaleable, modular products.

As of December 31, 2000, Imagis' research and development staff consisted of ten (10) employees in the Victoria office and the Chief Technology Officer in the Company's Vancouver head office.

During the fiscal years ended December 31, 2000 and December 31, 1999, Imagis' total expenditures for research and development were $1,502,752 and $614,509, respectively. Management believes that timely and continuing product development is critical to Imagis' success and plans to continue to allocate significant resources to product development.

Plan of Operation and Business Strategy

Imagis' objective is to be a leading provider of biometric facial recognition systems in North America and globally. Imagis' strategy encompasses the following key elements:

          Leverage core capabilities to develop configurable products. Imagis has experience and expertise in (i) software application development for integrated information and video imaging systems; (ii) a variety of computer platforms and operating environments; (iii) the technical issues associated with installing an integrated information and video imaging system; and (iv) the business and operating issues in planning, managing and installing integrated information and video imaging systems. Imagis intends to utilize these core capabilities to develop customer configurable products that can be scaled and expanded to meet specific requirements.

          Expand market share of automated arrest and booking and facial recognition systems. Imagis designed CABS to the specifications of the RCMP and has installed the system in over 30 RCMP detachments, including the two (2) largest detachments in Canada. Imagis intends to focus on expanding its existing market share in the area of automated arrest and booking systems across the world by incorporating enhancements to ID-2000, and increasing the functionality of CABS, and by continuing to provide its customers, through its network of business partners, with superior service and support.

Business Partners

Imagis has over 30 business partners that resell and market Imagis' products and provide consulting, integration and after-sales product support to Imagis' clients. Imagis believes that its business partners can provide substantial sales leverage, including access to established client bases, and can serve as a source of qualified sales and technical staff at a relatively low cost. Imagis plans to expand its business partner network, thereby minimizing the cost of establishing new offices and training personnel. With its current business strategy of developing business partners and utilizing value-added resellers ("VARs") for both sales and installation support services, Imagis intends to achieve a strong global position. See "Note Regarding Forward Looking Statements."

Imagis currently has business partner agreements with the following companies: Abbey Group Consultants; Acys Poland; API Services; Biometrics S. Africa; Bull Information Systems; Cerulean Technology Inc.; DataExpert; ExWay; Fujitsu (Malaysia); Intercai; Keyeare; Opal Commercial Group; Orion; PICS SmartCard; Radian Inc.; RCM Technologies; Rola; Serco; Sim; SPCH Mexico; Total Data Solutions Inc.; Tovek; Vilsa; the West Covina Service Group; Xplain AG; and Zalix France. The terms of these business partner agreements are similar. All agreements are non-exclusive, typically have a three (3) year term, define a relationship in which the business partner is responsible for selling Imagis' products to end-users, and subsequently providing first-line customer support, while Imagis provides technical support to the business partner. The business partner earns a discount on list price of Imagis' products, typically 40%. Imagis' products are frequently integrated with those of its business partners.

Of these business partner agreements, the agreement with Orion represented a substantial portion of the Company's revenues for the year ended December 31, 2000. Orion is an international software consulting firm founded in 1978. Based in Sacramento, California, Orion, among other things, provides consulting services to police department and law enforcement agencies. In 2000, the Company through Orion entered into a contract to install CABS/ID-2000 in 32 police departments in Alameda County, California. The loss of this contract by the Company with Orion or the police departments in Alameda

County, California would have material adverse affect upon the Company's business, operating results and financial condition. See "Risk Factors-Dependence on a Small Number of Customers."

Under the business partner agreements, the business partners have agreed to sell Imagis' products as part of their standard product line. While they typically have designated territories, the business partners may sell Imagis' products anywhere they have opportunities, including Canada, the United States and other countries. Imagis provides training and ongoing support, through training and support programs, on product demonstration, operation, installation, and customer support to the business partners' staff. The business partners have agreed to promote the Company's products and maintain sales and support teams to handle these functions.

Sales and Marketing

With the exception of western Canada, Imagis sells its products exclusively through its business partner network. Imagis' target customers typically prefer to purchase from a supplier with whom they have an established relationship that understands their business needs, provides local demonstrations and demonstration systems, directly supplies hardware components and software and provides local software support within the customer's time zone. By relying on the local sales force of its business partners, Imagis believes it satisfies its customers' preferences, while increasing its sales resources promoting the product.

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

The modular design of CABS enables a customer to install an inexpensive entry-level departmental system for approximately $20,000 (where budgetary considerations preclude the user from investing in a larger system), while providing the opportunity to enhance the system over time as funds become available. The cost for a comprehensive system for a large police department can exceed $100,000. CABS is priced on a server basis, the license covering the specific number of police officers within the department. The price per officer declines incrementally as the total number of police officers increases.

Installation of the Company's products, in particular CABS, generally requires the approval of a governmental body such as a municipal, county or state government, which can be a time intensive process and require months before a decision can be made. See "Risk Factors-Lengthy Sales Cycles." The Company believes, however, that its business and products are not currently subject to any existing special regulatory approvals or requirements.

Employees

As of December 31, 2000, Imagis had 26 full-time employees, consisting of eleven (11) employees in research and development, eight (8) employees in marketing and sales, three (3) employees in customer support and four (4) employees in management, finance and administration. Imagis' success will depend in large part on its ability to attract and retain skilled and experienced employees. None of Imagis' employees are covered by a collective bargaining agreement, and Imagis believes that its relations with its employees is generally good. With the exception of Andy Amanovich, the Company's Chief Technology Officer, and David Lutes, the Company's Chief Engineer, Imagis does not currently maintain "key man" insurance on any of its directors, executive officers or key employees.

Risk Factors

Imagis' business is subject to the following risks. These risks also could cause actual results to differ materially from results projected in any forward-looking statement in this report.

Limited Operating History; History of Losses; Increased Expenses

Imagis commenced operations in March 1998 and, therefore, has only a limited operating history upon which an evaluation of its business and prospects can be based. Imagis and its predecessors incurred net losses of $3,010,031 and $2,110,786 in the years ended December 31, 2000 and December 31, 1999, respectively. Imagis has never been profitable and there can be no assurance that, in the future, Imagis will be profitable on a quarterly or annual basis. Imagis plans to increase its operating expenses to expand its sales and marketing operations, fund greater levels of research and development, broaden its customer support capabilities and increase its administration resources. In view of the rapidly evolving nature of Imagis' business and markets and limited operating history, Imagis believes that period-to-period comparisons of financial results are not necessarily meaningful and should not be relied upon as an indication of future performance.

The Auditor's Report on Imagis' December 31, 2000 Consolidated Financial Statements includes additional comments by the auditor on Canada-United States reporting differences that indicate the financial statements are affected by conditions and events that cast substantial doubt on Imagis' ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Need for Additional Financing

Revenue from Imagis' operations is not sufficient to finance the cost of development and marketing of its technology. Accordingly, Imagis estimates that it must raise approximately $1,000,000 in additional funding to fund its capital requirements for 2001. There is no assurance that Imagis will be able to secure financing or that such financing will be obtained on terms favorable to Imagis. Failure to obtain adequate financing could result in significant delays in development of new products and a substantial curtailment of operations.

New Product Development

Imagis expects that a significant portion of its future revenue will be derived from the sale of newly introduced products and from enhancement of existing products, such as CABS and ID-2000. See "Note Regarding Forward-Looking Statements." Imagis' success will depend in part upon its ability to enhance its current products and to install such products in end-user applications on a timely and cost-effective basis. In addition, the Company must develop new products that meet changing market conditions, including changing customer needs, new competitive product offerings and enhanced technology. There can be no assurance that Imagis will be successful in developing and marketing on a timely and cost-effective basis, new products and enhancements that respond to such changing market conditions. If Imagis is unable to anticipate or adequately respond on a timely or cost-effective basis to changing market conditions, to develop new software products and enhancements to existing products, to correct errors on a timely basis or to complete products currently under development, or if such new products or enhancements do not achieve market acceptance, Imagis' business, financial condition, operating results and cash flows could be materially adversely affected. In light of the difficulties inherent in software development, Imagis expects that it will experience delays in the completion and introduction of new software products. See "Note Regarding Forward-Looking Statements."

Lengthy Sales Cycles

The purchase of a computerized arrest and booking system is often an enterprise-wide decision for prospective customers and requires Imagis (directly or through its business partners) to engage in sales efforts over an extended period of time and to provide a significant level of education to prospective customers regarding the use and benefits of such systems. In addition, an installation generally requires approval of a governmental body such as municipal, county or state government, which can be a time-intensive process and require months before a decision to be made. Due in part to the significant impact that the application of CABS has on the operations of a business and the significant commitment of capital required by such a system, potential customers tend to be cautious in making acquisition decisions. As a result, Imagis' products generally have a lengthy sales cycle ranging from three (3) to nine (9) months. Consequently, if sales forecast from a specific customer for a particular quarter are not realized in that quarter, the Company may not be able to generate revenue from alternative sources in time to compensate for the shortfall. The loss or delay of a large contract could have a material adverse effect on Imagis' quarterly financial condition, operating results and cash flows, which may cause such results to be less than analysts' expectations. Moreover, to the extent that significant contracts are entered into and required to be performed earlier than expected, operating results for subsequent quarters may be adversely affected.

Dependence on a Small Number of Customers

Imagis derives a substantial portion of its revenues, and it expects to continue to derive a substantial portion of its revenues in the near future, from sales to a limited number of customers, in particular the Alameda County, California police departments through Orion. Unless and until the Company further diversifies and expands its customer base, the Company's success will depend significantly upon the timing and size of future purchase orders, if any, from its largest customers, as well as their product requirements, financial situation, and, in particular, the successful deployment of services using the Company's products. The loss of any one or more of these customers, significant changes in their product requirements, delays of significant orders could have a material adverse affect upon the Company's business, operating results and financial condition.

Dependence on Key Personnel

Imagis' performance and future operating results are substantially dependent on the continued service and performance of its senior management and key technical and sales personnel. Imagis intends to hire a number of additional technical and sales personnel. See "Note Regarding Forward-Looking Statements." Competition for such personnel is intense, and there can be no assurance that Imagis can retain its key technical, sales and managerial employees or that it will be able to attract or retain highly qualified technical and managerial personnel in the future. The loss of the services of any of Imagis' senior management or other key employees or the inability to attract and retain the necessary technical, sales and managerial personnel could have a material adverse effect upon Imagis' business, financial condition, operating results and cash flows. With the exception of Andy Amanovich, the Company's Chief Technology Officer, and David Lutes, the Company's Chief Engineer, Imagis does not currently maintain "key man" insurance for any senior management or other key employees.

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

Additionally, with respect to most sales, Imagis supplies products and services to a customer through a third-party supplier acting as a project manager or systems integrator. In such circumstances, Imagis has a sub-contract to supply its products and services to the customer through the prime contractor. In these circumstances, Imagis is at risk that situations may arise outside of its control that could lead to a delay, cost over-run or cancellation of the prime contract which could also result in a delay, cost over-run or cancellation of Imagis' sub-contract. The failure of a third-party supplier to supply its products and services or perform its contractual obligations to the customer in a timely manner could have a material adverse effect on Imagis' financial condition, results of operations and cash flows.

Competition

The markets for arrest and booking systems, and facial recognition software are highly competitive. Numerous factors affect Imagis' competitive position, including supplier competency, product functionality, performance and reliability of technology, depth and experience in distribution and operations, ease of implementation, rapid deployment, customer service and price.

Imagis primarily competes in the arrest and booking systems market with ImageWare Software, Smith & Wesson and Spillman. Imagis' primary competitors in the facial recognition software market with Miros (Trueface), Viisage Technology (Viisage Gallery) and Visionics (FaceIt).

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

Proprietary Technology

Imagis' success will be dependent upon its ability to protect its intellectual property rights. Imagis relies principally upon a combination of copyright and trade secret laws, non-disclosure agreements and other contractual provisions to establish and maintain its rights. The source codes for Imagis' products and technology are protected both as trade secrets and as unpublished copyrighted works. To date, Imagis has not applied for any patents or trademarks. As part of its confidentiality procedures, Imagis enters into nondisclosure and confidentiality agreements with each of its key employees, consultants, distributors, customers and corporate partners, to limit access to and distribution of its software, documentation and other proprietary information. There can be no assurance that Imagis' efforts to protect its intellectual property rights will be successful. Despite Imagis efforts to protect its intellectual property rights, unauthorized third-parties, including competitors, may be able to copy or reverse engineer certain portions of Imagis' software products, and use such copies to create competitive products.

Policing the unauthorized use of Imagis' products is difficult, and, while Imagis is unable to determine the extent to which piracy of its software products exists, software piracy can be expected to continue. In addition, the laws of certain countries in which Imagis' products are or may be licensed do not protect its products and intellectual property rights to the same extent as do the laws of Canada and the United States. As a result, sales of products by Imagis in such countries may increase the likelihood that Imagis' proprietary technology is infringed upon by unauthorized third-parties.

In addition, because third-parties may attempt to develop similar technologies independently, Imagis expects that software product developers will be increasingly subject to infringement claims as the number of products and competitors in Imagis' industry segments grow and the functionality of products in different industry segments overlaps. There can be no assurance that third-parties will not bring infringement claims (or claims for indemnification resulting from infringement claims) against Imagis with respect to copyrights, trademarks, patents and other proprietary rights. Any such claims, whether with or without merit, could be time consuming, result in costly litigation and diversion of resources, cause product shipment delays or require Imagis to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to Imagis or at all. A claim of product infringement against Imagis and failure or inability of Imagis to license the infringed or similar technology could have a material adverse effect on Imagis' business, financial condition, operating results and cash flows.

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

Product Liability

The license and support of products by the Company may entail the risk of exposure to product liability claims. A product liability claim brought against the Company or a third-party that the Company is required to indemnify, whether with or without merit, could have a material adverse effect on the Company's business, financial condition, operating results and cash flows.

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

Item 2.     Description of Property.

The Company subleases an approximately 800 square foot facility as the Company's headquarters at 1300-1075 West Georgia Street in Vancouver, British Columbia from International Portfolio Management Inc. This lease is on a month-to-month basis, with monthly payments totaling $6,000.

The Company leases an approximately 6,450 square foot facility at 1027 Pandora Avenue in Victoria, British Columbia from Walter and Norman Lee. These premises are used by the Company's development and technical support teams and other personnel who handle the coordination of the Company's sales and marketing activities. This lease agreement is for a three (3) year term, with monthly payments totaling $6,300.

During the year ended December 31, 2000, the Company leased an approximately 300 square foot facility used as a small sales office at 200-38 Auriga Drive in Nepean, Ontario. The lease expired on June 30, 2000, but was continued on a month-to-month basis until December 31, 2000.

Item 3.     Legal Proceedings.

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

Item 4.     Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2000.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

The Company's common shares, no par value (the "Common Shares"), began trading on the Canadian Venture Exchange under the symbol "CAP" on September 29, 1998 and changed its symbol to "NAB" on February 25, 1999. The table below establishes the reported high and low sales prices for the Common Shares for the quarterly periods ended from March 31, 1999 to December 31, 2000 (as reported on the Canadian Venture Exchange). The last reported closing price of the Common Shares on the Canadian Venture Exchange on March 6, 2001 was $1.18.
	High	Low

March 31, 1999	$1.20	$0.65
June 30, 1999	$1.24	$0.80
September 30, 1999	$0.90	$0.60
December 31, 1999	$0.95	$0.60
March 31, 2000	$5.30	$5.00
June 30, 2000	$3.99	$3.70
September 30, 2000	$2.65	$2.60
December 31, 2000	$2.05	$1.68

The Common Shares are also quoted on the NASD Over-the-Counter Bulletin Board ("OTCBB"), under the symbol "IGSTF".

2000	High	Low

First Quarter (February 3 through March 31, 2000)	U.S.$4.25	U.S.$0.84
Second Quarter	$4.25	$1.75
Third Quarter	$2.56	$1.12
Fourth Quarter	$2.00	$1.12
2001

First Quarter (January 1, 2001 through March 15, 2001)	$1.19	$0.56

Quotations commenced on the OTCBB on February 3, 2000. These OTCBB quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

The price of the Common Shares on the OTCBB on December 29, 2000 was $1.125. On March 23, 2001, the price of the Common Shares on the OTCBB was $0.67.

As of March 23, 2001, there were 14 holders of record based on the records of the Company's transfer agent; this number does not include beneficial owners of Common Shares whose shares are held in the names of various securities brokers, dealers and registered clearing agencies.

The Company has never paid dividends on the Common Shares and does not intend to pay dividends on the Common Shares in the foreseeable future. The board of directors of the Company intends to retain any earnings to provide funds for the operation and expansion of the Company's business. See "Item 6-Management's Discussion and Analysis."

Exchange Controls

Canada has no system of exchange controls. There are no exchange restrictions on borrowing from foreign countries or on the remittance of dividends, interest, royalties and similar payments, management fees, loan repayments, settlement of trade debts, or the repatriation of capital. However, any dividends remitted to U.S. Holders, as defined below, will be subject to withholding tax. See the heading "Taxation" below.

There are no limitations under the laws of Canada or British Columbia or in the Company's Memorandum and Articles on the rights of non-Canadians to hold or vote the Common Shares. Under the provisions of the Investment Canada Act (the "ICA"), as amended by the Canada-United States Free Trade Implementation Act (Canada) (the "Act"), and the Canada-United States Free Trade Agreement, review and approval of the transaction by the Investment Canada Agency ("Investment Canada"), the

federal agency created by the ICA are required where a U.S. person directly acquires control of a Canadian business with assets of more than Cdn$209 million (2001). The term "control" is defined as any one or more non-Canadian persons acquiring all or substantially all of the assets used in the Canadian business, or the acquisition of the voting shares of a Canadian corporation carrying on the Canadian business or the acquisition of the voting interest of an entity controlling or carrying on the Canadian business. The acquisition of the majority of the outstanding shares is deemed to be an "acquisition of control" of a corporation unless it can be established that the purchaser will not, in fact, control the Canadian corporation.

Subject to the comments contained in the following paragraph regarding WTO investors, investments requiring notification and review are all direct acquisitions of Canadian businesses with assets of Cdn$5,000,000 or more and all indirect acquisitions of Canadian businesses with assets between Cdn$5,000,000 and Cdn$50,000,000 which represent more than 50% of the value of the total international transaction. (Indirect acquisition means the acquisition of the voting rights of an entity controlling the Canadian corporation.) In addition, specific acquisitions or new businesses in designated types of business activities related to Canada's cultural heritage or national identity, which would normally only be notifiable, could be reviewed if the Government of Canada considers it in the public interest to do so.

The Act was amended with the implementation of the agreement establishing the World Trade Organization ("WTO") to provide for special review thresholds for "WTO investors", as defined in the Act. "WTO investor" generally means (i) an individual, other than a Canadian, who is a national of a WTO member (such as, for example, the United States), or who has the right of permanent residence in relation to that WTO member, (ii) governments of WTO members, and (iii) entities that are not Canadian controlled, but which are WTO investor controlled, as determined by rules specified in the Act. The special review thresholds for WTO investors do not apply, and the general rules described above do apply, to the acquisition of control of certain types of businesses specified in the Act, including a business that is a "cultural business". If the WTO Investor rules apply, an investment in shares of the Issuer by or from a WTO investor will be reviewable only if it is an investment to acquire control of the Issuer and the value of the assets of the Issuer is equal to or greater than a specified amount (the "WTO Review Threshold"). The WTO Review Threshold is adjusted annually by a formula relating to increases in the nominal gross domestic product of Canada. The WTO Review Threshold is Cdn$209,000,000 (in 2001).

If any non-Canadian, whether or not a WTO Investor, acquires control of the Issuer by the acquisition of shares, but the transaction is not reviewable as described above, the non-Canadian is required to notify the Canadian government and to provide certain basic information relating to the investment. A non-Canadian, whether or not a WTO investor, is also required to provide a notice to the government on the establishment of a new Canadian business. If the business of the Issuer is a prescribed type of business activity relating to Canada's cultural heritage or national identity, and if the Canadian government considers it to be in the public interest to do so, then the Canadian government may give a notice in writing within 21 days requiring the investment be reviewed.

For non-Canadians (other than WTO investors), an indirect acquisition of control, by the acquisition of voting interests of an entity that directly or indirectly controls the Issuer, is reviewable if the value of the assets of the Issuer is then Cdn$50,000,000 or more. If the WTO investor rules apply, then this requirement does not apply to a WTO investor, or to a person acquiring the entity from a WTO investor. Special rules specified in the Act apply if the value of the assets of the Issuer is more than 50% of the value of the entity so acquired. By these special rules, if the non-Canadian (whether or not a WTO investor) is acquiring control of an entity that directly or indirectly controls the Issuer, and the value of the assets of the Issuer and all other entities carrying on business in Canada, calculated in the manner provided in the Act and the regulations under the Act, is more than 50% of the value, calculated in the manner provided in the Act and the regulations under the Act, of the assets of all entities, the control of which is acquired, directly or indirectly, in the transaction of which the acquisition of control of the Issuer forms a part, then the thresholds for a direct acquisition of control as discussed above will apply. That is, a WTO Review threshold of Cdn$209 million (in 2001) for a WTO investor or a threshold of Cdn$5,000,000 for a non-Canadian other than a WTO investor. If the value exceeds that level, then the transaction must be reviewed in the same manner as a direct acquisition of control by the purchase of shares of the Issuer.

If an investment is reviewable, an application for review in the form prescribed by regulations is normally required to be filed with the agency established by the Act (the "Agency") prior to the investment and the investment may not be consummated until the review has been completed. There are, however, certain exceptions. Applications concerning indirect acquisition may be filed up to 30 days after the investment is consummated and applications concerning reviewable investments in culture-sensitive sectors are required upon receipt of a notice for review. There is, moreover, provision for the Minister (a person designated as such under the Act) to permit an investment to be consummated prior to completion of review, if he is satisfied that delay would cause undue hardship to the acquirer or jeopardize the operation of the Canadian business that is being acquired. The Agency will submit the application to the Minister, together with any other information or written undertakings given by the acquirer and any representation submitted to the Agency by a province that is likely to be significantly affected by the investment.

The Minister will then determine whether the investment is likely to be of net benefit to Canada, taking into account the information provided and having regard for other factors where they are relevant. Some of the factors to be considered are the effect of the investment on the level and nature of economic activity in Canada, including the effect on employment, on resource processing, on the utilization of parts, components and services produced in Canada, and on exports from Canada.

Additional factors of assessment include (i) the degree and significance of participation by Canadians in the Canadian business and in any industry in Canada of which it forms a part; (ii) the effect of the investment on productivity, industrial efficiency, technological development, product innovation and product variety in Canada; (iii) the effect of the investment on competition within any industry or industries in Canada; (iv) the compatibility of the investment with national industrial, economic and cultural policies taking into consideration industrial, economic and cultural objectives enunciated by the government or legislature of any province likely to be significantly affected by the investment; and (v) the contribution of the investment to Canada's ability to compete in world markets.

To insure prompt review and decision, the Act sets certain time limits for the Agency and the Minister. Within 45 days after a completed application has been received, the Minister must notify the acquirer that (a) he is satisfied that the investment is likely to be of net benefit to Canada, or (b) he is unable to complete his review, in which case he shall have 30 additional days to complete his review (unless the acquirer agrees to a longer period), or (c) he is not satisfied that the investment is likely to be of net benefit to Canada.

Where the Minister has advised the acquirer that he is not satisfied that the investment is likely to be of net benefit to Canada, the acquirer has the right to make representations and submit undertakings within 30 days of the date of the notice (or any further period that is agreed upon between the acquirer and the Minister). On the expiration of the 30-day period (or the agreed extension), the Minister must quickly notify the acquirer (a) that he is now satisfied that the investment is likely to be of net benefit to Canada or (b) confirming that he is not satisfied that the investment is likely to be of net benefit to Canada. In the latter case, the acquirer may not proceed with the investment or, if the investment has already been consummated, must relinquish control of the Canadian business. The Act authorizes the Minister to give written opinions, binding the Minister, on the application of the Act or regulations to the persons seeking the opinions to the Agency or a designated official. The Act also authorizes the Minister to issue guidelines and interpretations with respect to the application and administration of any provision of the Act or the regulations.

The Act provides for civil penalties for non-compliance with any provision except breach of confidentiality or provision of false information, for which there are criminal penalties.

Taxation

United States Federal Income Tax Consequences

The following is a general discussion of certain possible United States federal income tax consequences, under current law, generally applicable to a U.S. Holder (as hereinafter defined) of Common Shares. This discussion does not address all potentially relevant federal income tax matters and it does not address consequences peculiar to persons subject to special provisions of federal income tax law, such as those described below as excluded from the definition of a U.S. Holder. In addition, this discussion does not cover any state, local or foreign tax consequences. (see "Taxation-Canadian Federal Tax Consequences" above).

The following discussion is based upon the sections of the Internal Revenue Code of 1986, as amended (the "Code"), Treasury Regulations, published Internal Revenue Service ("IRS") rulings, published administrative positions of the IRS and court decisions that are currently applicable, any or all of which could be materially and adversely changed, possibly on a retroactive basis, at any time and which are subject to differing interpretations. This discussion does not consider the potential effects, both adverse and beneficial, of any proposed legislation which, if enacted, could be applied, possibly on a retroactive basis, at any time. This discussion is for general information only and it is not intended to be, nor should it be construed to be, legal or tax advice to any holder or prospective holder of Common Shares and no opinion or representation with respect to the United States federal income tax consequences to any such holder or prospective holder is made. Accordingly, holders and prospective holders of Common Shares should consult their own tax advisors about the federal, state, local, and foreign tax consequences of purchasing, owning and disposing of the Common Shares.

U.S. Holders

As used herein, a "U.S. Holder" means a holder of the Common Shares who is (i) a citizen or individual resident of the United States, (ii) a corporation or partnership created or organized in or under the laws of the United States or of any political subdivision thereof, (iii) an estate whose income is taxable in the United States irrespective of source or (iv) a trust subject to the primary supervision of a court within the United States and control of a United States fiduciary as described Section 7701(a)(30) of the Code. This summary does not address the tax consequences to, and U.S. Holder does not include, persons subject to specific provisions of federal income tax law, such as tax-exempt organizations, qualified retirement plans, individual retirement accounts and other tax-deferred accounts, financial institutions, insurance companies, real estate investment trusts, regulated investment companies, broker-dealers, persons or entities that have a "functional currency" other than the U.S. dollar, shareholders subject to the alternative minimum tax, shareholders who hold Common Shares as part of a straddle, hedging, conversion transaction, constructive sale or other arrangement involving more than one position, and shareholders who acquired their Common Shares through the exercise of employee stock options or otherwise as compensation for services. This summary is limited to U.S. Holders who own Common Shares as capital assets within the meaning of Section 1221 of the Code. This summary does not address the consequences to a person or entity holding an interest in a shareholder or the consequences to a person of the ownership, exercise or disposition of any options, warrants or other rights to acquire Common Shares.

Distribution on Common Shares

U.S. Holders receiving dividend distributions (including constructive dividends) with respect to Common Shares are required to include in gross income for United States federal income tax purposes the gross amount of such distributions, equal to the U.S. dollar value of such distributions on the date of receipt (based on the exchange rate on such date), to the extent that the Company has current or accumulated earnings and profits, without reduction for any Canadian income tax withheld from such distributions. Such Canadian tax withheld may be credited, subject to certain limitations, against the U.S. Holder's federal income tax liability or, alternatively, may be deducted in computing the U.S. Holder's federal taxable income by those who itemize deductions. (See more detailed discussion at "Foreign Tax Credit" below). To the extent that distributions exceed current or accumulated earnings and profits of the Company, they will be treated first as a return of capital up to the U.S. Holder's adjusted basis in the Common Shares and thereafter as gain from the sale or exchange of the Common Shares. Preferential tax rates for long-term capital gains are applicable to a U.S. Holder which is an individual, estate or trust. There are currently no preferential tax rates for long-term capital gains for a U.S. Holder which is a corporation.

In the case of foreign currency received as a dividend that is not converted by the recipient into U.S. dollars on the date of receipt, a U.S. Holder will have a tax basis in the foreign currency equal to its U.S. dollar value on the date of receipt. Generally any gain or loss recognized upon a subsequent sale or other disposition of the foreign currency, including the exchange for U.S. dollars, will be ordinary income or loss. However, an individual whose realized gain does not exceed $200 will not recognize that gain, to the extent that there are no expenses associated with the transaction that meet the requirements for deductibility as a trade or business expense (other than travel expenses in connection with a business trip) or as an expense for the production of income.

Dividends paid on the Common Shares generally will not be eligible for the dividends received deduction provided to corporations receiving dividends from certain United States corporations. A U.S. Holder which is a corporation and which owns shares representing at least 10% of the voting power and value of the Company may, under certain circumstances, be entitled to a 70% (or 80% if the U.S. Holder owns shares representing at least 20% of the voting power and value of the Company) deduction of the United States source portion of dividends received from the Company (unless the Company qualifies as a "foreign personal holding company" or a "passive foreign investment company," as defined below). The availability of this deduction is subject to several complex limitations which are beyond the scope of this discussion.

Certain information reporting and backup withholding rules may apply with respect to the Common Shares. In particular, a payor or middleman within the U.S. will be required to withhold 31% of any payments to a holder of the Common Shares of dividends on, or proceeds from the sale of, such Common Shares within the U.S., unless the holder is an exempt recipient, if the holder fails to furnish its correct taxpayer identification number or otherwise fails to comply with, or establish an exemption from, the backup withholding tax requirements. Any amounts withheld under the U.S. backup withholding tax rules will be allowed as a refund or a credit against the U.S. Holder's U.S. federal income tax liability, provided the required information is furnished to the IRS. U.S. Holders are urged to consult their own tax counsel regarding the information reporting and backup withholding rules applicable to the Common Shares.

Foreign Tax Credit

A U.S. Holder who pays (or has withheld from distributions) Canadian income tax with respect to the ownership of Common Shares may be entitled, at the option of the U.S. Holder, to either receive a deduction or a tax credit for such foreign tax paid or withheld. Generally, it will be more advantageous to claim a credit because a credit reduces United States federal income taxes on a dollar-for-dollar basis, while a deduction merely reduces the taxpayer's income subject to tax. This election is made on a year-by-year basis and applies to all foreign taxes paid by (or withheld from) the U.S. Holder during that year.

There are significant and complex limitations which apply to the credit, among which is the general limitation that the credit cannot exceed the proportionate share of the U.S. Holder's United States income tax liability that the U.S. Holder's foreign source income bears to his or its worldwide taxable income. In the determination of the application of this limitation, the various items of income and deduction must be classified into foreign and domestic sources. Complex rules govern this classification process. In addition, this limitation is calculated separately with respect to specific classes of income such as "passive income, " "high withholding tax interest," "financial services income," "shipping income," and certain other classifications of income. Dividends distributed by the Company will generally constitute "passive income" or, in the case of certain U.S. Holders, "financial services income" for these purposes. In addition, U.S. Holders which are corporations that own 10% or more of the voting stock of the Company may be entitled to an "indirect" foreign tax credit under Section 902 with respect to the payment of dividends by the Company under certain circumstances and subject to complex rules and limitations. The availability of the foreign tax credit and the application of the limitations on the credit are fact specific, and U.S. Holders of Common Shares should consult their own tax advisors regarding their particular circumstances.

Disposition of Common Shares

A U.S. Holder will recognize gain or loss upon the sale of Common Shares equal to the difference, if any, between (i) the amount of cash plus the fair market value of any property received, and (ii) the shareholder's tax basis in the Common Shares. Preferential tax rates apply to long-term capital gains of U.S. Holders which are individuals, estates or trusts. This gain or loss will be capital gain or loss if the Common Shares are a capital asset in the hands of the U.S. Holder, which will be long-term capital gain or loss if the Common Shares are held for more than one year. Deductions for net capital losses are subject to significant limitations. For U.S. Holders which are not corporations, any unused portion of such net capital loss may be carried over to be used in later tax years until such net capital loss is thereby exhausted. For U.S. Holders that are corporations (other than corporations subject to Subchapter S of the Code), an unused net capital loss may be carried back three years and carried forward five years from the loss year to be offset against capital gains until such net capital loss is thereby exhausted.

Other Considerations

In the following circumstances, the above sections of this discussion may not describe the United States federal income tax consequences resulting from the holding and disposition of Common Shares:

Foreign Personal Holding Company

If at any time during a taxable year (i) more than 50% of the total combined voting power or the total value of the Company's outstanding shares is owned, directly or indirectly, by five or fewer individuals who are citizens or residents of the United States and (ii) 60% (50% in some circumstances) or more of the Company's gross income for such year was "foreign personal holding company income" (e.g. dividends, interest and similar income), the Company may be treated as a "foreign personal holding company." In that event, U.S. Holders that hold Common Shares would be required to include in gross income for such year their allocable portions of such "foreign personal holding company income" to the extent the Company does not actually distribute such income. The Company does not believe that it currently qualifies as a foreign personal holding company. However, there can be no assurance that the Company will not be considered a foreign personal holding company for the current or any future taxable year.

Foreign Investment Company

If 50% or more of the combined voting power or total value of the Company's outstanding shares is held, directly or indirectly, by citizens or residents of the United States, United States domestic partnerships or corporations, or estates or trusts other than foreign estates or trusts (as defined by the Code Section 7701(a)(31)), and the Company is found to be engaged primarily in the business of investing, reinvesting, or trading in securities, commodities, or any interest therein, it is possible that the Company may be treated as a "foreign investment company" as defined in Section 1246 of the Code, causing all or part of any gain realized by a U.S. Holder selling or exchanging Common Shares to be treated as ordinary income rather than capital gain. The Company does not believe that it currently qualifies as a foreign investment company. However, there can be no assurance that the Company will not be considered a foreign investment company for the current or any future taxable year.

Passive Foreign Investment Company

As a foreign corporation with U.S. Holders, the Company could potentially be treated as a passive foreign investment company ("PFIC"), as defined in Section 1297 of the Code, depending upon the percentage of the Company's income which is passive, or the percentage of the Company's assets which produce or are held for the production of passive income. U.S.

Holders owning Common Shares of a PFIC are subject to the highest rate of tax on ordinary income in effect for the applicable taxable year and to an interest charge based on the value of deferral of tax for the period during which the Common Shares of the PFIC are owned with respect to certain "excess distributions" on and dispositions of PFIC stock. However, if the U.S. Holder makes a timely election to treat a PFIC as a qualified electing fund ("QEF") with respect to such shareholder's interest therein, the above-described rules generally will not apply. Instead, the electing U.S. Holder would include annually in his gross income his pro rata share of the PFIC's ordinary earnings and net capital gain regardless of whether such income or gain was actually distributed. A U.S. Holder of a QEF can, however, elect to defer the payment of United States federal income tax on such income inclusions. Special rules apply to U.S. Holders who own their interests in a PFIC through intermediate entities or persons. In addition, subject to certain limitations, U.S. Holders owning, actually or constructively, marketable (as specifically defined) stock in a PFIC will be permitted to elect to mark that stock to market annually, rather than be subject to the excess distribution regime of section 1291 described above. Amounts included in or deducted from income under this alternative (and actual gains and losses realized upon disposition, subject to certain limitations) will be treated as ordinary gains or losses. This alternative will apply to taxable years of U.S. Holders beginning after 1997 and taxable years of foreign corporations ending with or within such taxable years of U.S. Holders.

The Company believes that it was not a PFIC for its fiscal year ended December 31, 2000 and does not believe that it will be a PFIC for the fiscal year ending December 31, 2001. There can be no assurance that the Company's determination concerning its PFIC status will not be challenged by the IRS, or that it will be able to satisfy record keeping requirements that will be imposed on QEFs.

Controlled Foreign Corporation

If more than 50% of the total combined voting power of all classes of shares entitled to vote or the total value of the shares of the Company is owned, actually or constructively, by citizens or residents of the United States, United States domestic partnerships or corporations, or estates or trusts other than foreign estates or trusts (as defined by the Code Section 7701(a)(31)), each of which own, actually or constructively, 10% or more of the total combined voting power of all classes of shares entitled to vote of the Company ("United States Shareholder"), the Company could be treated as a controlled foreign corporation ("CFC") under Subpart F of the Code. This classification would effect many complex results, one of which is the inclusion of certain income of a CFC which is subject to current U.S. tax. The United States generally taxes United States Shareholders of a CFC currently on their pro rata shares of the Subpart F income of the CFC. Such United States Shareholders are generally treated as having received a current distribution out of the CFC's Subpart F income and are also subject to current U.S. tax on their pro rata shares of the CFC's earnings invested in U.S. property. The foreign tax credit described above may reduce the U.S. tax on these amounts. In addition, under Section 1248 of the Code, gain from the sale or exchange of shares by a U.S. Holder of Common Shares which is or was a United States Shareholder at any time during the five-year period ending with the sale or exchange is treated as ordinary income to the extent of earnings and profits of the Company attributable to the shares sold or exchanged. If a foreign corporation is both a PFIC and a CFC, the foreign corporation generally will not be treated as a PFIC with respect to United States Shareholders of the CFC. This rule generally will be effective for taxable years of United States Shareholders beginning after 1997 and for taxable years of foreign corporations ending with or within such taxable years of United States Shareholders. Special rules apply to United States Shareholders who are subject to the special taxation rules under Section 1291 discussed above with respect to a PFIC. Because of the complexity of Subpart F, a more detailed review of these rules is outside of the scope of this discussion. The Company does not believe that it currently qualifies as a CFC. However, there can be no assurance that the Company will not be considered a CFC for the current or any future taxable year.

Canadian Federal Income Tax Considerations

The following summarizes certain Canadian federal income tax considerations generally applicable to the holding and disposition of Common Shares by a holder (a) who, for the purposes of the Income Tax Act (Canada) (the "Tax Act"), is not resident in Canada, deals at arm's length with the Company, is not affiliated with the Company, holds the Common Shares as capital property, is not a "financial institution" and does not use or hold the Common Shares in the course of carrying on, or otherwise in connection with, a business in Canada, and (b) who, for the purposes of the Canada-United States Income Tax Convention (the "Treaty"), is a resident of the United States, has never been a resident of Canada, and has not held or used (and does not hold or use) Common Shares in connection with a permanent establishment or fixed base in Canada. Each such holder who meets all such criteria in clauses (a) and (b) is referred to herein as a "U.S. Holder." Except as otherwise expressly provided, the summary does not deal with special situations, such as particular circumstances of traders or dealers, limited liability companies, tax-exempt entities, insurers, financial institutions (including those to which the mark-to-market provisions of the Tax Act apply), or otherwise.

This summary is based on the current provisions of the Tax Act and the regulations thereunder, all proposed amendments to the Tax Act and regulations publicly announced by the Minister of Finance (Canada) to the date hereof, the current provisions of the Treaty and the current administrative practices of the Canada Customs and Revenue Agency, formerly known as Revenue Canada. It has been assumed that all currently proposed amendments will be enacted as proposed and that there will be no other relevant change in any governing law, the Treaty or administrative policy, although no assurance can be given in these respects. This summary does not take into account provincial, U.S. or other foreign income tax considerations, which may differ significantly from those discussed herein.

This summary is not exhaustive of all possible Canadian income tax consequences. It is not intended as legal or tax advice to any particular holder and should not be so construed. The tax consequences to any particular holder will vary according to the status of that holder as an individual, trust, corporation or member of a partnership, the jurisdictions in which that holder is subject to taxation and, generally, according to that holder's particular circumstances. Each holder should consult the holder's own tax advisors with respect to the income tax consequences applicable to the holder's own particular circumstances.

Dividends

Dividends paid or credited or deemed to be paid or credited to a U.S. Holder by the Company are subject to Canadian withholding tax. Under the Treaty, the rate of withholding tax on dividends paid or credited to a U.S. Holder is generally limited to 15% of the gross dividend (or 5% in the case of corporate shareholders owning at least 10% of our voting shares).

Disposition

A U.S. Holder is not subject to tax under the Tax Act in respect of a capital gain realized on the disposition of a Common Share in the open market unless the share is "taxable Canadian property" to the holder thereof and the U.S. Holder is not entitled to relief under the Treaty.

A Common Share will be taxable Canadian property to a U.S. Holder if, at any time during the 5 year period ending at the time of disposition, the U.S. Holder or persons with whom the U.S. Holder did not deal at arm's length (or the U.S. Holder together with such persons) owned, or had options, warrants or other rights to acquire, 25% or more of our issued shares of any class or series. In the case of a U.S. Holder to whom Common Shares represent taxable Canadian property, no tax under the Tax Act will be payable on a capital gain realized on a disposition of such shares in the open market by reason of the Treaty unless the value of such shares is derived principally from real property situated in Canada. We believe that the value of our Common Shares is not derived principally from real property situated in Canada, and that no tax will therefore be payable under the Tax Act on a capital gain realized by a U.S. Holder on a disposition of Common Shares in the open market.

Recent Sales of Unregistered Securities.

In the first quarter of 2000, the Company issued 875,000 units, each consisting of one (1) Common Share and one (1) warrant to purchase a Common Share, to eight (8) non-U.S. persons in a private offering outside the United States for gross proceeds of $700,000. In addition, the Company issued 11,581 Common Shares to one (1) non-U.S. person for services related to this private offering. All of the Common Shares were issued in reliance upon Regulation S promulgated under the Securities Act of 1933, as amended (the "Securities Act").

In the first quarter of 2000, the Company issued 930,000 Common Shares upon the conversion of debt, including the assigned value of certain warrants, to four (4) non-U.S. persons in a private offering outside the United States. The Common Shares were issued in reliance upon Regulation S promulgated under the Securities Act.

The Company issued 1,749,000 Common Shares upon the exercise of warrants by thirteen (13) non-U.S. persons in a private transaction outside the United States for gross proceeds of $1,261,200. The Common Shares were issued in reliance upon Regulation S promulgated under the Securities Act of 1933.

The Company issued 442,170 Common Shares upon the exercise of stock options by nineteen (19) non-U.S. persons in a private transaction outside the United States for gross proceeds of $442,170. The Common Shares were issued in reliance upon Regulation S promulgated under the Securities Act of 1933.

The Company granted stock options exercisable to acquire 970,000 Common Shares to certain employees who were non-U.S. persons in a private offering outside the United States. The options were issued in reliance upon Regulation S promulgated under the Securities Act of 1933.

On January 18, 2000, the Company granted stock options exercisable to acquire 15,000 Common Shares to Oliver "Buck" Revell, the Company's Chairman and a director (the "Optionee"). The options were issued in reliance upon Section 4(2) under the Securities Act of 1933. In relying upon such exemption (i) the Company did not engage in any "general solicitation", (ii) the Optionee represented and the Company reasonably believed that he had such knowledge and experience in financial matters such that he was capable of evaluating the merits and risks of the prospective investment upon exercise of the stock options and was able to bear the economic risk of such investment, (iii) the Optionee was provided access to all necessary and adequate information to enable him to evaluate the financial risk inherent in making such investment, (iv) the offer was made only to the Optionee, and (v) the Optionee represented that he will be acquiring the shares underlying the options for himself and not for distribution.

Item 6. Management's Discussion and Analysis.

Overview

In February 1999, the Company completed the acquisition of Imagis Cascade, and in the second quarter of the year ended December 31, 1999, the Company completed a financing that raised approximately $2.9 million before offering costs. The acquisition was accounted for as a reverse take-over whereby the company acquired, in this case Imagis Cascade, is deemed the parent for reporting purposes and the acquirer, in this case Imagis Technologies Inc., is considered the target or acquired entity. This treatment conforms with generally accepted accounting principles in Canada, which are essentially identical to those applicable in the United States for such transactions. Under this methodology, the revenues and expenses of the Company, for the two (2) months prior to the acquisition of Imagis Cascade in 1999 are excluded from the results reported in the comparative figures for 1999. For the current year, all revenues and expenses of both Imagis and Imagis Cascade for the full twelve (12) months are included in the statements of earnings and cash flows.

You should read the following discussion and analysis in conjunction with the audited financial statements and notes thereto appearing elsewhere in this Form 10-KSB. The Consolidated Financial Statements were prepared in accordance with Canadian GAAP and are presented in Canadian dollars. There are differences between United States and Canadian GAAP. A reconciliation of the financial statements to United States GAAP is set forth in Note 14 to the Consolidated Financial Statements. The information contained in this report is in Canadian dollars unless provided otherwise. See "Currency and Exchange Rates" at page 2.

Results of Operations for the year ended December 31, 2000 Compared to December 31,1999

Revenues

The Company's revenues for the year ended December 31, 2000 were $1,097,719, compared to $722,193 for the year ended December 31, 1999, which represents an increase of approximately 52%. Sales of the Company's software increased approximately 167% to $729,127 for the year ended December 31, 2000, compared to $272,687 for the year ended December 31, 1999. Support and service revenues increased approximately 19% to $276,630 for the year ended December 31, 2000, compared to $233,065 for the year ended December 31, 1999. The gain in software sales revenues reflects both higher revenues earned on sales of the Company's CABS product and sales of the Company's new biometric products, ID-2000 and Casino ID, both offering a facial recognition capability. Offsetting these gains, hardware and other sales revenues declined approximately 58% to $91,962 for the year ended December 31, 2000, compared to $216,441 for the year ended December 31, 1999. The lower hardware sales revenues reflect the Company's efforts to withdraw from sales of hardware equipment sold in conjunction with sales of the Company's software products and the use of the Company's partners to satisfy any equipment needs.

Operating Costs

The Company's operating costs increased for the year ended December 31, 2000 to $4,107,750, compared to $2,832,979 for the year ended December 31, 1999, which represents an increase of approximately 45%. The increase is due primarily to significantly higher expenditures incurred by the Company's technology development group for development of the Company's ID 2000 and Casino ID facial identification software products. As reported throughout the year, while the overall cost levels are higher, the expenditure in each operating category was below the Company's budget targets.

Purchases of materials

As indicated above, sales revenues for hardware components to customers declined approximately 58% for the year ended December 31, 2000 compared to the year ended December 31, 1999. Similarly, costs associated with the purchase of materials decreased to $173,136 for the year ended December 31, 2000, compared to $222,919 for the year ended December 31, 1999, which represents a decrease of approximately 22%.

Sales and marketing

Sales and marketing costs for the year ended December 31, 2000 were $1,102,140 compared to $927,593 for the year ended December 31, 1999, which represents an increase of approximately 19%. These costs include staff salaries, travel, marketing materials and facility expenses including communications. The increase for the year ended December 31, 2000 reflects the impact of staff additions over the intervening period and the consequent higher level of travel and support expenditures arising from their activities. The Company was also successful in adding 18 new partners, and through their representation, the Company's has achieved nearly worldwide coverage.

Technology development

The technology development expenditures for the year ended December 31, 2000 were $1,502,752, compared to $614,509 for the year ended December 31, 1999, which represents an increase of 145%. The increase is due to staff additions, including the Company doubling the number of full-time developers to eight (8), which were all needed to complete the projects that were in their initial stages at the time of acquisition last year and to assist in new product introductions. These additional developers also assisted with the development of an SDK version of the Company's facial recognition module as a stand-alone product to provide facial recognition capabilities to legacy database systems, and they assisted with improvements made to the ID-2000 capture capabilities, which widens the scope of applications for this software. Technology development costs include principally salaries, which represents 67% of the total costs for the year ended December 31, 2000, and facility and travel expenses.

Administration

The Company's administrative costs for the year ended December 31, 2000 were $1,125,571, compared to $900,013 for the year ended December 31, 1999, which represents a 25% increase. These costs include staff salaries, travel expenses, facility costs, professional fees, shareholder related expenses and regulatory expenses. This cost increase is attributable to a higher level of support currently offered for the Company's products, preparation of the Company's Securities and Exchange Commission filings and the listing of the Company's Common Shares on the OTCBB.

Net Loss for the Period:

The Company's net loss for the year was $3,010,031 or $0.26 per Common Share, compared to $2,110,786 for the year ended December 31, 1999, or $0.28 per Common Share, which represents an approximately 43% higher loss over the same period.

Liquidity and Capital Resources

The Company began the year with $9,682 in cash to finance its business operations. In late 1999, the Company engaged in a number of activities to raise funds to support its ongoing activities. In the first quarter of 2000, the Company raised over $1.5 million by means of (i) a private placement of its Common Shares that yielded $700,000, (ii) from the sale of debentures amounting to $238,720 and (iii) from the exercise of outstanding warrants and options. In the third and fourth quarters of 2000, the Company received additional funds through the further exercise of outstanding warrants bringing the total amount converted for the year to approximately $1,261,200. Cash inflows from all of these capital transactions aggregated approximately $2,403,370. The Company also received additional advances of $338,720 and loans from related parties of $608,975 to support the Company's operations in the latter part of the year ended December 31, 2000.

The Company used these funds primarily to sustain its operations during the year, which after adjustments for changes to the non-cash working capital accounts, amortization and unpaid interest costs amounted to $3,093,105. The Company also repaid notes payable of $130,000 and acquired additional computer equipment costing $43,057 for its technology development group. After these disbursements, and other smaller repayments, the Company's total outflows almost equalled the total funds raised in the year. Consequently, the Company closed the year ended December 31, 2000 with $59,497 remaining for future operations.

The Company requires additional financing of at least $1,000,000 to sustain its operations and meet the requirements of its 2001 plan. The Company's business plan for 2001 anticipates both a continuation of development of the facial recognition software to expand its versatility and the expansion of its market presence through both the addition of more partners and by direct media communication. The Company also anticipates hiring additional technical and marketing staff to meet these objectives. There is no assurance that Imagis will be able to secure financing or that such financing will be obtained on terms favorable to Imagis. Failure to obtain adequate financing could result in significant delays in development of new products and a substantial curtailment of operations. See "Item. 1 Business-Risk Factors-Need for Additional Financing."

Subsequent Events

Subsequent to December 31, 2000:

  The warrants exercisable to acquire 400,000 Common Shares at $1.25 per share that were issued in connection with the Company's acquisition of Imagis Cascade outstanding at December 31, 2000, were to expire in three equal amounts on February 21, 2001, 2002 and 2003. Subsequent to December 31, 2000, the Company agreed to extend the expiry date on the February 21, 2001 expiry tranche to February 21, 2002.

  The Company issued 75,000 options to employees of the Company having exercise prices of either $1.50 or $1.87 per share, which options are exercisable to February 2006.

  The Company arranged a convertible loan of up to $200,000 with a related party of which the Company has drawn $145,000 and agreed to issue 20,000 Common Shares as a bonus to the lender. The loan bears interest at 8% per annum, is repayable on December 31, 2001 and is convertible, at the election of the lender, into the Common Shares at a price of $1.50 each. These bonus shares are to be subject to a holding period expiring May 12, 2001.

  The Company arranged a private placement of 1,524,000 units at price per unit of $1.00. Each unit consists of one (1) Common Share and one (1) non-transferable share purchase warrant exercisable at a price of $1.10 per warrant share for a period of one (1) year from the date of closing. The agent for this private placement is to pay a fee of 7.5% in cash or Common Shares and will also be granted an agent's warrant to purchase an additional 100,000 Common Shares at a price of $1.10 per share for a period of one (1) year.

Item 7.     Financial Statements.

The annual financial statements of Imagis required by this Item 7 are set forth at the pages indicated at Item 13 (a)(1).

Item 8.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

PART III

Item 9.     Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Executive Officers and Directors

The following table sets forth certain information concerning Imagis' executive officers and directors as of December 31, 2000:
Name	Age	Position with the Company
Oliver "Buck" Revell	62	Chairman and a Director
Iain Drummond	55	President, Chief Executive Officer and a Director
Ross Wilmot	57	Vice President, Finance and Chief Financial Officer
Andy Amanovich	44	Chief Technology Officer
Sandra E. Buschau	50	Secretary and a Director
Altaf Nazerali*	47	Director
Robert Gordon	54	Director
Rory Godinho*	42	Director
Frederick Clarke*	65	Director

* Audit Committee Member

Oliver "Buck" Revell was appointed as a director and Chairman of the Company's board of directors on January 31, 2000. Mr. Revell served for over 30 years in the United States Federal Bureau of Investigation until September 1994, and during his career advanced to the position of Associate Deputy Director. Mr. Revell has served on many Presidential and Vice Presidential task forces, including as Vice-Chairman of the Interagency Group for Counter-Intelligence and as a member of both the National Foreign Intelligence Board and the Terrorist Crisis Management Committee of the National Security Council. Mr. Revell is a life member of the International Association of Chiefs of Police (IACP), and the founding Chairman of its Committee on Terrorism. Mr. Revell is President of the Law Enforcement Television Network (LETN) and resides in Dallas, Texas, where he also serves as Chairman of the Greater Dallas Crime Commission.

Iain Drummond has served as a director since February 12, 1999, as President and Chief Executive Officer of Imagis since February 23, 1999 and of Imagis Cascade Technologies Inc. since September 1, 1998. Mr. Drummond has extensive management experience in the high technology industry. Most recently he served as the Vice-President, Strategic Partnerships with Alis Technologies of Montreal, Quebec, a provider of integrated language-handling technologies and translation solutions, from 1990 to 1998, where Mr. Drummond set up the international sales network for its language translation software products. Previously, Mr. Drummond was President of Clan Technologies, a developer and marketer of executive information systems, in Canada from 1988 to 1990. Prior to that, he worked with International Computers Limited, a supplier of integrated computer systems, from 1966 to 1988, including serving as President for ICL Canada, a wholly owned subsidiary of International Computers Limited, focused on selling integrated computer systems to large retailers.

Ross Wilmot has served as the Vice President, Finance and Chief Financial Officer of Imagis since July 7, 1998. Mr. Wilmot was a director of Imagis from July 7, 1998 to February 12, 1999. Mr. Wilmot has over 25 years of international business experience in the resources and technology industries. Mr. Wilmot's principal occupation is as a corporate executive of a number of publicly traded companies. Mr. Wilmot serves as the President of Paloma Ventures Inc., an inactive Canadian Vanture Exchange issuer with no current business activity, and as Vice-President, Finance of the following companies: (a) Multivision Communications Corp., the operator of MMDS TV systems in Bolivia (August 1995 to present); (b) Breckenridge Resources Ltd., a junior exploration company with mining interests in China (January 1995 to present); (c) CTF Technologies Inc., a company engaged in the servicing of electronic refueling technology in Brazil (July 1996 to present); (d) Harambee Mining Corp., an inactive Canadian Venture Exchange junior exploration company with exploration projects in Africa (January 1997 to present); (e) Botex Industries Corp., a company engaged in the development and manufacturing of plastic-based material used as replacement for traditional rubber, plastic, and latex compounds in many applications (June 1996 to present); (f) Intacta Technologies Inc. (formerly, InfoImaging Technologies Inc.), a software technology company, (1997 to present); (g) Plata Minerals Corp., an inactive Canadian Venture Exchange company with no current business interest (January 1995 to present). Mr. Wilmot holds a Bachelor of Science and a Masters of Science in metallurgical engineering from the University of Toronto and is a chartered accountant.

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

Sandra E. Buschau has served as the Secretary of Imagis since March 10, 1999. Ms. Buschau has been a director of Imagis since July 7, 1998. In addition, Ms. Buschau has served in the following capacities of other companies: (a) Secretary and Director of Multivision Communications Corp., the operator of MMDS TV systems in Bolivia (November 1995 to present); (b) Corporate Secretary of CTF Technologies Inc., a company engaged in the servicing of electronic refueling technology in Brazil (April 1998 to present); (c) Secretary of Plata Minerals Corp., an inactive Canadian Venture Exchange company with no current business interest (February 1998 to present); (d) Secretary of Intacta Technologies Inc. (formerly, InfoImaging Technologies Inc.), a software technology company (May 1997 to present); and (e) Secretary of Breckenridge Resources Ltd., a junior exploration company with mining interests in China (September 1992 to present).

Altaf Nazerali has served as a director of Imagis since July 7, 1998. Mr. Nazerali also served as President and Chief Executive Officer from July 7, 1998 through February 23, 1999. In addition, Mr. Nazerali has served in the following capacities of other companies: (a) Chief Executive Officer (November 1995 to present), President and a director (each October 1995 to present) of Multivision Communications Corp., the operator of MMDS TV systems in Bolivia (b) Director of CTF Technologies Inc., a company engaged in the servicing of electronic refueling technology in Brazil (April 1998 to present); (c) President and a director of Intacta Technologies Inc. (formerly, InfoImaging Technologies Inc.), a software technology company (October 1997 to present); and (d) Chief Executive Officer and President of Canbras Communications Corp., an operator of pay television and telephone systems in Brazil (November 1994 to October 1995).

Robert Gordon was appointed as a director of Imagis on February 15, 2000. Mr. Gordon is currently the Senior Vice President of Oracle Corporation responsible for the operations in the Netherlands, Belgium, Middle East and Africa and resides in London, England. Prior to Mr. Gordon's transfer to London, Mr. Gordon was President and Chief Executive Officer of Oracle Canada. Before joining Oracle in 1991, Mr. Gordon held senior management positions at IBM, Northern Telecom and Bell Atlantic and is a past Chair of the Information Technology Association of Canada (ITAC). Mr. Gordon is a graduate in engineering science from Universite Laval and the Advanced Management Program of Duke University.

Rory Godinho has been a director of Imagis since July 7, 1998. Mr. Godinho is a Principal with the law firm of Godinho Sinclair (since its formation in 1991). Mr. Godinho restricts his practice to the areas of securities and corporate commercial law. In addition, Mr. Godinho serves in the following capacities of other companies: (a) Secretary of Harambee Mining Corp., an inactive Canadian Venture Exchange junior exploration company with exploration projects in Africa (August 1996 to present); (b) Secretary of Intertech Minerals Corp., a junior diamond exploration company with property in Northwest Territories Canada (January 1999 to present); and President and a director of dot.com Technologies Inc., an inactive Canadian Venture Exchange company with no current business (July 1999 to present). Mr. Godinho holds an LL.B. from the University of British Columbia.

Frederick Clarke has been a director of Imagis since February 12, 1998. In addition, over the past five (5) years, Mr. Clarke has divided his time serving in the following positions of the following companies: (a) founder and Chairman of the board of directors of The Clarke Group Companies, a diversified forestry conglomerate based in Mission, British Columbia; (b) advisor/consultant to Green River Log Sales (1996) Ltd.; (c) chairman of the board of directors of Re-Con Building Products Inc., provider of building materials; and (d) officer and a director of Pacific.

Board of Directors

Each member of the board of directors is elected annually and holds office until the next annual meeting of shareholders or until his or her successor has been elected or appointed, unless his or her office is earlier vacated in accordance with the Bylaws of Imagis. Officers serve at the discretion of the Board and are appointed annually. The Board currently has one committee, the Audit Committee, and an Advisory Board.

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

Advisory Board

The following table sets forth the members of the Company's Advisory Board as of December 31, 2000:

Name
 Norman Inkster
Owen Kelly
Reid Morden

The Advisory Board's main purpose is to participate in defining the business strategy of Imagis and to aid in implementing that strategy by acting as a liaison to persons and organizations in the law enforcement and security industries.

Norman Inkster has served as an advisor since March 11, 1999. Mr. Inkster is the President of KPMG Investigation and Security Inc. and a partner of KPMG, Toronto, Canada, in which capacity he has led KPMG in a review of programs, investigations and development of greater efficiencies within several large law enforcement organizations in North America. Mr. Inkster joined KPMG in September of 1994, following a lengthy and distinguished career with the RCMP, most recently as Commissioner. Mr. Inkster was Vice President for the America's from 1989 to 1991 and President of Interpol, the international association of police forces headquartered in France from 1992 to 1994.

Owen Kelly has served as an Advisor since September 26, 2000. Mr. Kelly was Commissioner of Police for the City of London for nine (9) years until he left the police service at the end of 1993. During that period, as a result of two massive terrorist bombs being detonated in the City of London, and in the face of some political and civil libertarian opposition, Mr. Kelly used his management powers to set up a secure zone, which later became known as "The Ring of Steel." During Mr. Kelly's term as Commissioner, Mr. Kelly held, amongst others, the following posts: (i) member of the Serious Fraud Office Management Group and (ii) police adviser to the Association of Metropolitan Authorities. Presently, Mr. Kelly is an advisory member of the Home Office Police Disciplinary Appeals Tribunal and a consultant to the Ministry of Defense and British Transport Police. Mr. Kelly has directed a number of international fraud investigations on behalf of U.S. companies. Mr. Kelly is the holder of the Queen's Police Medal and is a Commander in the Order of St. John, both awarded by HM and the Queen.

Reid Morden has served as an Advisor since April 12, 1999. Mr. Morden is currently a Partner of Sussex Circle Toronto. Mr. Morden is also a member of the Advisory Board, York University International MBA Program, a member of the Canadian Committee of the Council for Security and Cooperation in Asia Pacific and a member of the International Advisory Board of the (Washington, D.C.-based) Institute for the Study of Terrorism and Violence. Mr. Morden served as the President and Chief Executive Officer of Atomic Energy of Canada from 1994 through 1998. From 1991 to 1994, he served as Deputy Minister, Department of Foreign Affairs and International Trade. From 1987 to 1991, Mr. Morden directed the Canadian Security Intelligence Service.

The Company is a foreign private issuer and, as such, its insiders are not required to file reports under Section 16(a).

Item 10.     Executive Compensation.

Compensation of Executive Officers

The following table sets forth the Company's executive compensation information for the fiscal years ended December 31, 2000 and December 31, 1999:

Summary Compensation Table
Name and Principal Position	Fiscal Year	Compensation			Long Term Compensation	All Other Compensation ($)
		Salary ($)	Bonus ($)	Other Annual Compensation ($)	Securities Under Options (#)
Iain Drummond President and Chief Executive Officer	2000 1999	143,667 137,500	N/A N/A	9,600 N/A	N/A N/A	N/A $500,000(1)

(1) Mr. Drummond was issued a warrant to purchase 400,000 Common Shares at an exercise price of $1.25 per share in consideration for renouncing his right to acquire up to a 6% interest in the equity in Imagis Cascade.

Employment Agreements

Pursuant to an agreement dated February 23, 1999, the Company retained Iain Drummond to act as President and Chief Executive Officer effective September 1, 1998 (the "Employment Agreement"). Pursuant to the Employment Agreement, Mr. Drummond's current annual salary is approximately $144,000. If the Company achieved its annual sales targets during Mr. Drummond's first year of employment, Mr. Drummond would have received a bonus of $75,000. The Company did not achieve such sales targets for the year ended December 31, 1999 and, therefore, Mr. Drummond did not receive a bonus. For all years after Mr. Drummond's first year of employment, Mr. Drummond will receive a bonus of 50% of his base salary for that year, if the Company achieves its annual sales targets during that year. For the year ended December 31, 2000, the Company did not achieve such sales targets and, therefore, Mr. Drummond did not receive such bonus. Any bonus paid to Mr. Drummond must be paid in cash within 90 days of fiscal year end. In addition, under the terms of the Employment Agreement and the Share Purchase Agreement, the Company issued a warrant to purchase 400,000 shares at an exercise price of $1.25 to Mr. Drummond (the "Drummond Warrant"). The Drummond Warrant is exercisable in accordance with the following vesting schedule:

(a)   133,333 Shares may be acquired after February 23, 2000;
(b)   133,333 Shares may be acquired after February 23, 2001;
(c)   133,334 Shares may be acquired after February 23, 2002.

Once vesting has occurred with respect to a portion of the shares, Mr. Drummond has two (2) years from the date of vesting with respect to that portion of the vested shares only to purchase the Common Shares. In addition, the Drummond Warrant is exercisable only if on the date of such exercise, Mr. Drummond is a director, officer or employee of Imagis

There were no stock options granted to the named executive officer and no options were exercised by the named executive officer during the fiscal year ended December 31, 2000.

Compensation of Directors

During the most recently completed financial year ended December 31, 2000, there was no compensation paid by Imagis to the directors for their services as directors except as otherwise disclosed herein. There are no standard arrangements for any such compensation to be paid other than reimbursement for expenses incurred in connection with their services as directors.

Item 11.     Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information concerning the number of Common Shares owned beneficially as of December 31, 2000 by: (i) each person known to Imagis to own more than five percent (5%) of any class of Imagis' voting securities; (ii) each director of Imagis; and (iii) all directors and officers as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

TITLE OF CLASS	NAME AND ADDRESS OF BENEFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNER	PERCENT OF CLASS(1)

Common Shares	Iain Drummond 3307 West 6th Street Vancouver, B.C. V6R 1T2 Canada	407,500(2)	3.1%

Common Shares	Sandra E. Buschau 2337 Quayside Drive Vancouver, B.C. V5P 4W9 Canada	240,000(3)	1.8%

Common Shares	Altaf Nazerali 555 Palisade Drive North Vancouver, B.C. V7R 2H9 Canada	502,500(4)	3.8%

Common Shares	Rory Godinho 1590 23rd Street West Vancouver, B.C. V7V 4W9 Canada	335,500(5)	2.6%

Common Shares	Frederick Clarke 33610 East Broadway Avenue Mission, B.C. V2V 4M4 Canada	1,861,387(6)	14.4%

Common Shares	Andy Amanovich P.O. Box 33 Granthams Landing, B.C. V0N 1X0 Canada	1,865,887(6)	14.3%

Common Shares	Ross Wilmot 13548 19th Avenue South Surrey, B.C. V4A 6B4 Canada	135,000(7)	1.0%

Common Shares	Oliver "Buck" Revell 36 Victoria Drive, Suite A Rowlett, TX 75088-6062 U.S.A.	70,000(8)	*

Common Shares	Robert Gordon Cassini House 57 St. James Street London SW1A 1LD U.K.	40,000(9)	*

Common Shares	All directors and officers as a group (9 persons)	3,646,387(10)	26.1%

*  Indicates less than one (1) percent
(1)  Based on an aggregate 12,965,965 Common Shares outstanding as of March 23, 2001.
(2)  400,000 Common Shares are issuable pursuant to a warrant and are exercisable within 60 days of March 23, 2001.
(3)  Includes 50,000 Common Shares held in escrow and options to purchase 85,000 Common Shares exercisable within 60 days of March 23, 2001.
(4)  Includes 83,334 Common Shares held in escrow and options to purchase 190,000 Common Shares exercisable within 60 days of March 23, 2001.
(5)  Includes 83,334 Common Shares held in escrow and options to purchase 100,000 Common Shares exercisable within 60 days of March 23, 2001.
(6)  1,811,387 Common Shares are indirectly held through Pacific Cascade Consultants Ltd ("Pacific"). Mr. Clarke controls FWC Holdings Ltd. which owns 50% of Pacific. Andy Amanovich, the current Chief Technology Officer of the Corporation, owns the other 50% of Pacific. Includes options to purchase 54,500 Common Shares granted to Mr. Amanovich exercisable within 60 days of March 23, 2001.
(7)  Includes 16,667 Common Shares held in escrow and options to purchase 85,000 Common Shares exercisable within 60 days of March 23, 2001.
(8)  Includes options to purchase 60,000 Common Shares exercisable within 60 days of March 23, 2001.
(9)  Includes options to purchase 40,000 Common Shares exercisable within 60 days of March 23, 2001.

(10)  Includes options and warrants to purchase 1,014,500 Common Shares exercisable within 60 days of March 23, 2001.

Imagis is not aware of any arrangement that might result in a change in control in the future.

Item 12.     Certain Relationships and Related Transactions.

On February 23, 1999, Imagis acquired all of the issued and outstanding common shares of Imagis Cascade pursuant to a Share Purchase Agreement by and among Imagis, Imagis Cascade and the shareholders of Imagis Cascade dated December 14, 1998. Certain officers and directors and persons related to them were involved in the transaction. See "Item 1-Description Of Business - Acquisition of Imagis."

The promoters of Imagis were Altaf Nazerali, Rory Godhino, Sandra Buschau and Ross Wilmot (the "Imagis Promoters"). The Imagis Promoters did not receive any compensation for the services they provided to Imagis, except for the reimbursement of reasonable expenses incurred while providing such services. Prior to the acquisition by Imagis of Imagis Cascade on February 23, 1999, the promoters of Imagis Cascade were Pacific, Frederick Clarke, Andrew Amanovich, 385078 B.C. Ltd., a British Columbia company controlled by Penny Walker, and Sonora Logging, a company controlled by Pamella Markie Clarke (the "Imagis Cascade Promoters"). The Imagis Cascade Promoters did not receive any compensation for the services provided to Imagis, except for the consideration received by the Imagis Cascade Promoters related to the sale of their shares of Imagis Cascade to Imagis and the reimbursement of reasonable expenses incurred while providing such services to Imagis. See "Item 1-Business."

Warrants exercisable to acquire 400,000 Common Shares at $1.25 per share were issued to Ian Drummond in connection with the Company's acquisition of Imagis Cascade. These warrants were to expire in three equal amounts on February 21, 2001, 2002 and 2003. Subsequent to December 31, 2000, the Company agreed to extend the expiry date on the February 21, 2001 expiry tranche to February 21, 2002.

The Company had the following payables to related parties:

2000	1999

International Portfolio Management Inc.	$578,222	$--
Pacific Cascade Consultants Ltd.	494,095	463,342

$1,072,317	$463,342

The amounts owing are non-interest bearing, unsecured and have no specific terms of repayment. The related parties have confirmed in writing that they do not intend to demand repayment in the twelve (12) month period ending December 31, 2000.

The Company paid administration expenses in the amount of $572,638 during the year ended December 31, 2000 to International Portfolio Management Inc., a company with a director and two officers in common for services rendered to the Company.

In the first quarter of 2000, the Company issued 875,000 units, each consisting of one (1) share purchase warrant, to eight (8) non-U.S. persons in a private offering outside the United States for gross proceeds of $700,000, of which Valor Invest Limited, a company in which Altaf Nazerali is a significant shareholder, purchased 187,500 units, Altaf Nazerali purchased 31,250 units, Rory Godhino purchased 62,500 units and Pacific purchased 250,000 units.

Subsequent to December 31, 2000, the Company arranged a convertible loan of up to $200,000 with Valor Invest Limited, of which the Company has drawn $145,000 and agreed to issue 20,000 Common Shares as a bonus to the lender. The loan bears interest at 8% per annum, is repayable on December 31, 2001 and is convertible, at the election of the lender, into Common Shares at a price of $1.50 each. These bonus shares are to be subject to a holding period expiring May 12, 2001.

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

Item 13.     Exhibits and Reports on Form 8-K.
(a)	(1)	Financial Statements
See Index to Financial Statements and Schedule on page F-1
	(2)	Exhibits
The following exhibits are filed (or incorporated by reference herein) as part of this Form 10-KSB:
		3.1*	Articles of Incorporation
		4.1*	Shareholder Agreement dated February 23, 1999 among the Original Shareholders and the Former Imagis Shareholders
4.2*

Escrow Agreement for a Venture Capital Pool Issuer dated July 3, 1998 among Colloquium Capital Corp., CIBC Mellon Trust Company and Sandra Buschau, Altaf Nazerali, Shafiq Nazerali, Rory Godinho and Ross Wilmot

		4.3+	Convertible Note Subscription Agreement dated October 1, 1999
		10.1*	Incentive Stock Option Agreements dated July 7, 1998 between the Issuer and each of Sandra E. Buschau, Altaf Nazerali and Ross Wilmot
		10.2*	Confidentiality and Non-Competition Agreement dated February 23, 1999 among the Issuer, Imagis, the Former Imagis Shareholders and the principals of the Former Imagis Shareholders
		10.3*	Revenue Assignment Agreement dated December 15, 1998 among Imagis, Pacific, Imagis Solutions (US) Incorporated and Imagis North West Solutions Inc.
		10.4*	Agency Agreement dated March 29, 1999 among the Issuer and the Agents
		10.5*	Subscription Agreement dated January 26, 1999 between the Issuer and Pacific Cascade Consultants Ltd.
		10.6*	Subscription Agreement dated January 26, 1999 between the Issuer and First Capital Invest Corp.
10.7*

Incentive Stock Option Agreements dated February 25, 1999 and March 25, 1999 between the Issuer and certain directors, employees and service providers of the Issuer or affiliates or subsidiaries thereof

		10.8*	Consulting Services Agreement effective February 25, 1999 between the Issuer and Shafiq Nazerali-Walji
		10.9*	Warrant dated February 25, 1999 issued to Iain Drummond
		10.10*	Warrant dated February 25, 1999 issued to Armitage and Associates
		10.11*	Employment Agreement dated February 23, 1999 between the Issuer and Iain Drummond

	10.12*	Technology Purchase Agreement dated March 6, 1998 among Imagis Technologies Inc., Imagis Cascade Technologies Inc. and Penelope Walker, Richard Graham and William Hawkes
	10.13*	Technology Purchase Agreement dated December 14, 1998 among the Issuer, Imagis Cascade Consultants Inc. and the Former Imagis Shareholders
	10.14*	Share Purchase Agreement dated December 14, 1998 among the Issuer, Imagis Cascade Technologies Inc. and the Former Imagis Shareholders
	10.15*	Confidentiality and Standstill Agreement dated October 6, 1998 among Colloquium Capital Corp., Imagis Cascade Technologies Inc., and the Former Imagis Shareholders
	10.16+	Loan Agreement dated October 15, 1999 between the Issuer and Rexton Corporation
	10.17++	Agreement dated May 1, 2000 between the Issuer and Somerset Financial Group Inc.
	10.18++	Agreement dated August 15, 2000 between the Issuer and GPC Communications
	10.19++	Agreement dated August 21, 2000 between the Issuer and Fleishman Hillard Canada Inc.
	10.20	Imagis Technologies Inc. 2000 Stock Option Plan
	10.21	Agreement dated October 11, 2000 between the Issuer and Orion Scientific Systems Inc.
	16.1*	Letter to SEC dated December 10, 1998 from Elliott Tulk Pryce Anderson regarding change in certifying accounts
	21.1*	List of Subsidiaries
	99.1	Form 51-901F as required by the British Columbia Securities Commission
* Previously filed as part of the Issuer's Registration Statement on Form 10-SB (File No. 000-30090).
+ Previously filed as part of the Issuer's Annual Report on Form 10-KSB for the year ended December 31, 1999.
++ Previously filed as part of the Issuer's Quarterly Report on Form 10-QSB for the period ended September 30, 2000.
(b)	Reports on Form 8-K

1. On December 15, 2000, the Company filed a Form 8-K to announce that it and the West Covina Service Group will be integrating their software to supply the Porterville Police in Los Angeles County in California with a complete law enforcement suite.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Vancouver, Province of British Columbia, on March 30, 2001.

IMAGIS TECHNOLOGIES INC.

/s/ Iain Drummond

Iain Drummond President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Issuer and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Oliver Revell Oliver Revell	Chairman and a Director	March 30, 2001

/s/ Iain Drummond Iain Drummond	President, Chief Executive Officer and a Director (Principal Executive Officer)	March 30, 2001

/s/ Ross Wilmot Ross Wilmot	Vice President, Finance and Chief Financial Officer (Principal Financial Officer)	March 30, 2001

/s/ Sandra Buschau Sandra Buschau	Director	March 30, 2001

/s/ Frederick Clarke Frederick Clarke	Director	March 30, 2001

/s/ Altaf Nazerali Altaf Nazerali	Director	March 30, 2001

/s/ Robert Gordon Robert Gordon	Director	March 30, 2001

/s/ Rory Godinho Rory Godinho	Director	March 30, 2001

IMAGIS TECHNOLOGIES INC.

INDEX TO FINANCIAL STATEMENTS

AUDITORS' REPORT TO THE SHAREHOLDERS

We have audited the consolidated balance sheets of Imagis Technologies Inc. as at December 31, 2000 and 1999 and the consolidated statements of operations and deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

With respect to the consolidated financial statements for the year ended December 31, 2000, we conducted our audit in accordance with Canadian generally accepted auditing standards and United States generally accepted auditing standards. With respect to the consolidated financial statements for the year ended December 31, 1999, we conducted our audit in accordance with Canadian generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2000 and 1999 and the results of its operations and its cash flows for the years then ended in accordance with Canadian generally accepted accounting principles. As required by the Company Act (British Columbia), we report that, in our opinion, these principles have been applied on a consistent basis.

Canadian generally accepted accounting principles vary in certain significant respects from accounting principles generally accepted in the United States. Application of accounting principles generally accepted in the United States would have affected the results of operations for the years ended December 31, 2000 and 1999 and shareholders' equity as at December 31, 2000 and 1999 to the extent summarized in note 14 to the consolidated financial statements.

KPMG LLP (signed)

Chartered Accountants

Vancouver, Canada
March 2, 2001, except as to note 13(c)
  which is as of March 22, 2001

COMMENTS BY AUDITOR FOR U.S. READERS ON CANADA-US REPORTING DIFFERENCES

In the United States, reporting standards for auditors require the addition of an explanatory paragraph (following the opinion paragraph) when the financial statements are affected by conditions and events that cast substantial doubt on the Company's ability to continue as a going concern, such as those described in note 1 to the financial statements. Our report to the shareholders dated March 2, 2001 is expressed in accordance with Canadian reporting standards which do not permit a reference to such events and conditions in the auditors' report when these are adequately disclosed in the financial statements.

KPMG LLP (signed)

Chartered Accountants

Vancouver, Canada
March 2, 2001, except as to note 13(c)
  which is as of March 22, 2001

IMAGIS TECHNOLOGIES INC.
 Consolidated Balance Sheets
(Expressed in Canadian dollars)

December 31, 2000 and 1999

Assets	2000	1999

Current assets:
Cash	$59,497	$9,682
Accounts receivable	846,581	251,073
Inventories	--	45,834

	906,078	306,589
Equipment (note 3)	58,082	84,176

$964,160	$390,765

Liabilities and Deficiency in Net Assets

Current liabilities:
Accounts payable and accrued liabilities	$566,115	$299,920
Notes payable (note 4)	--	130,000
Deferred revenue	64,279	68,025
Current portion of obligation under capital lease	2,226	6,678

	632,620	504,623
Obligation under capital lease (note 5)	--	2,226
Advances payable (note 6)	100,000	356,480
Payable to related parties (note 7)	1,072,317	463,342

	1,804,937	1,326,671
Deficiency in net assets:
Share capital (note 8)	6,329,155	3,223,995
Deficit	(7,169,932)	(4,159,901)

(840,777)	(935,906)

$964,160	$390,765

Operations (note 1)
Commitments (note 11)
Subsequent events (notes 8(d) and 13)

See accompanying notes to consolidated financial statements.

Approved on behalf of the Board:

/s/ Iain Drummond	Director	/s/ Sandra Buschau	Director

IMAGIS TECHNOLOGIES INC.
 Consolidated Statements of Operations and Deficit
(Expressed in Canadian dollars)

Years ended December 31, 2000 and 1999
2000	1999

Revenues:
Software sales	$729,127	$272,687
Support and services	276,630	233,065
Other	91,962	216,441

	1,097,719	722,193
Expenses:
Cost of materials	173,136	222,919
Sales and marketing	1,102,140	927,593
Technology development	1,502,752	614,509
Administration	1,125,571	900,013
Write-off of inventory	--	111,836
Imputed interest on convertible notes	135,000	--
Amortization	69,151	56,109

4,107,750	2,832,979

Loss for the year	3,010,031	2,110,786

Deficit, beginning of year	4,159,901	1,320,439

Adjustment to deficit due to application of accounting principles for reverse take-over accounting	--	728,676

Deficit, end of year	$7,169,932	$4,159,901

Loss per share	$0.26	$0.28
Weighted average number of shares outstanding	11,660,209	7,623,034

See accompanying notes to consolidated financial statements.

IMAGIS TECHNOLOGIES INC.
 Consolidated Statements of Cash Flows
(Expressed in Canadian dollars)

Years ended December 31, 2000 and 1999
2000	1999

Cash provided by (used in):

Cash flows from operating activities:
Loss for the year	$(3,010,031)	$(2,110,786)
Items not involving the use of cash:
Amortization	69,151	56,109
Imputed interest on convertible notes	135,000	--
Gain on settlement of accounts payable and accrued liabilities	--	(161,205)
Changes in non-cash operating working capital:
Accounts receivable	(595,508)	(124,910)
Inventories	45,834	66,002
Deferred revenue	(3,746)	68,025
Accounts payable and accrued liabilities	266,195	(216,569)

Cash flows used in operating activities	(3,093,105)	(2,423,334)

Cash flows from investing activities:
Cash consideration paid on business combination, net of cash acquired	--	(669,153)
Purchase of equipment	(43,057)	(70,161)

Cash flows used in investing activities	(43,057)	(739,314)

Cash flows from financing activities:
Issuance of common shares for cash	2,403,370	3,017,484
Receipt of advances payable in advance of private placement	100,000	--
Receipt of advances payable	238,720	356,480
Costs of financing	(28,410)	--
Repayment of obligation under capital lease	(6,678)	(7,208)
Repayment of notes payable	(130,000)	(280,000)
Loan from related parties	608,975	46,770

Cash flows provided by financing activities	3,185,977	3,133,526

Increase (decrease) in cash	49,815	(29,122)

Cash, beginning of year	9,682	38,804

Cash, end of year	$59,497	$9,682

Supplementary information and disclosure of non-cash financing and investing activities:
Interest paid	$15,248	$13,926
Income taxes paid	--	--
Non-cash transactions not reported above:
Issuance of common shares on conversion of debentures	595,200	--
Value assigned to detachable warrants	135,000	--
Share issue costs settled with options	7,306	--
Issuance of common shares for services rendered	--	87,875
Advances payable eliminated on business combination	--	(180,000)

IMAGIS TECHNOLOGIES INC.
 Notes to Consolidated Financial Statements
(Expressed in Canadian dollars)

Years ended December 31, 2000 and 1999

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

In consideration for renouncing his right to acquire up to a 6% equity interest in Imagis Cascade, on closing Imagis issued to the president of Imagis Cascade, a warrant to purchase 400,000 common shares of the Company at a price of $1.25 per share exercisable for a two year period subsequent to vesting which will occur equally on an annual basis over a three year period (note 8(d)). In addition, Imagis issued a warrant to purchase 24,000 common shares at a price of $1.25 per share for a one year period to an unrelated party for services provided.

In addition, the Company paid a finder's fee with the issuance of 100,000 shares at a deemed value of $0.48 per share.

IMAGIS TECHNOLOGIES INC.
 Notes to Consolidated Financial Statements
(Expressed in Canadian dollars)

Years ended December 31, 2000 and 1999

1. Operations (continued):

As the shares issued in this transaction resulted in the recipients gaining voting control over Imagis, the acquisition is accounted for as a reverse take-over in accordance with accounting principles generally accepted in Canada. The net assets deemed to have been acquired comprised cash of $239,522 less accounts payable of $33,012 resulting in a value assigned to the shares issued of $206,510. During the period from January 1, 1999 to completion of the acquisition, Imagis incurred operating costs of approximately $30,000. Application of reverse take-over accounting results in the following:

(a) The consolidated financial statements of the combined entity being issued under the name of the legal parent but being considered to be a continuation of the financial statements of the legal subsidiary; and

(b) Imagis Cascade's assets, liabilities, revenues and expenses being included in the consolidated financial statements of the Company at their carrying values and the consolidated financial statements reflecting solely the results of operations of Imagis Cascade for all periods prior to the acquisition date.

These financial statements have been prepared on a going concern basis which includes the assumption that the Company will be able to realize its assets and settle its liabilities in the normal course of business. At December 31, 2000, the Company has a deficiency in net assets of $840,777. In addition, the Company has incurred significant operating losses and net utilization of cash in operations for all periods presented. Accordingly, the Company will require continued financial support from its shareholders and creditors until it is able to generate sufficient cash flow from operations on a sustained basis. Failure to obtain ongoing support of its shareholders and creditors may make the going concern basis of accounting inappropriate in which case the Company's assets and liabilities would need to be recognized at their liquidation values. These financial statements do not include any adjustment due to this going concern uncertainty. Subsequent to December 31, 2000, the Company has received additional funds for operating purposes (note 13).

2. Significant accounting policies:

The Company prepares its financial statements in accordance with generally accepted accounting principles in Canada and, except as set out in note 14, also comply, in all material respects, with accounting principles generally accepted in the United States. The consolidated financial statements reflect the following significant accounting policies:

(a) Basis of presentation:

These consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Imagis Cascade Technologies, Inc. All material intercompany balances and transactions have been eliminated.

IMAGIS TECHNOLOGIES INC.
 Notes to Consolidated Financial Statements
(Expressed in Canadian dollars)

Years ended December 31, 2000 and 1999

2. Significant accounting policies (continued):

(b) Inventories:

Inventories are recorded at the lower of cost, calculated on a weighted average basis, and estimated net realizable value.

(c) Equipment:

Equipment is recorded at cost and is amortized over its estimated useful life on a straight-line basis at the following annual rates:

Asset	Rate

Computer hardware	30%
Furniture and fixtures	20%

(d) Revenue recognition:

(i) Software sales revenue:

The Company recognizes revenue consistent with Statement of Position 97-2, "Software Revenue Recognition". In accordance with this Statement, revenue is recognized when persuasive evidence of a contractual arrangement exists, title has passed, delivery and customer acceptance has occurred, the sales price is fixed or determinable and collection is reasonably assured. When software is sold under contractual arrangements that includes post sales customer support, the elements are separated to the extent of the existence of vendor specific objective evidence. If such evidence does not exist all contracted revenue is recognized as support revenue. The Company provides for estimated return and warranty costs, which to date have been nominal, on recognition of revenue.

(ii) Support revenue:

Contract support services revenue is deferred and is amortized to revenue over the period that the support services are provided.

(e) Use of estimates:

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported or disclosed in the financial statements. Actual amounts may differ from these estimates.

IMAGIS TECHNOLOGIES INC.
 Notes to Consolidated Financial Statements
(Expressed in Canadian dollars)

Years ended December 31, 2000 and 1999

2. Significant accounting policies (continued):

(f) Foreign currency:

Monetary assets and liabilities denominated in foreign currencies are translated into Canadian dollars at exchange rates in effect at the balance sheet date. Revenues and expenses are translated using rates in effect at the time of the transactions. Foreign exchange gains and losses are included in income.

(g) Income taxes:

The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, future tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Future tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on future tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of substantive enactment. To the extent that it is not considered to be more likely then not that a deferred tax asset will be realized, a valuation allowance is provided.

(h) Stock compensation:

The Company has a stock option plan, which is described in note 8, and will, periodically, issue warrants for services rendered. No compensation expense is recognized when stock options or warrants are issued. Any consideration paid on exercise of stock options or warrants is credited to share capital.

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

IMAGIS TECHNOLOGIES INC.
 Notes to Consolidated Financial Statements
(Expressed in Canadian dollars)

Years ended December 31, 2000 and 1999

3. Equipment:

2000	Cost	Accumulated Amortization	Net book Value

Furniture and fixtures	$68,858	$27,709	$41,149
Computer hardware	113,686	96,753	16,933

$182,544	$124,462	$58,082

1999	Cost	Accumulated Amortization	Net book value

Furniture and fixtures	$61,094	$17,422	$43,672
Computer hardware	99,362	58,858	40,504

$160,456	$76,280	$84,176

4. Notes payable:

2000	1999

First Capital Invest Corp., a shareholder	$--	$100,000
Due to a director	--	30,000

$--	$130,000

The notes payable were non-interest bearing, unsecured and repayable on demand.

5. Obligation under capital lease:

Minimum lease payments for 2001	$3,080
Implicit interest portion at 9.8%	(854)

2,226
Current portion of capital lease obligations	2,226

$--

IMAGIS TECHNOLOGIES INC.
 Notes to Consolidated Financial Statements
(Expressed in Canadian dollars)

Years ended December 31, 2000 and 1999

6. Advances payable:

(a) During the year ended December 31, 2000, the Company received $100,000 in advance of closing a private placement (see note 13(c)).

(b) During the year ended December 31, 1999, the Company agreed to sell 595.2 convertible note units, each note unit consisting of one $1,000 convertible debenture and 1,562.5 share purchase warrants. Each convertible debenture had a one year term and bore interest at a rate of 8% per annum.

A holder of the convertible debenture had the option to convert it into common shares of the Company at a rate of $0.64 per share up until one year from the closing of this placement. Each share purchase warrant provides for the acquisition of one common share of the Company at a rate of $0.64 up until the first anniversary, and at a rate of $0.74 until the second anniversary of the closing of this placement.

As of December 31, 1999, the Company had received $356,480 towards the aggregate consideration of $595,200 for the convertible note units. Subsequent to December 31, 1999, the Company received the remaining $238,720 and the convertible note units were issued. For accounting purposes the consideration received was allocated between the debt and equity components issued with the deemed debt discount, equal to the value assigned to the equity element, being recognized by a charge against income over the term of the debt. During the year ended December 31, 2000, all convertible debentures were converted into common shares in accordance with their original terms.

7. Payable to related parties:

2000	1999

International Portfolio Management Inc.	$578,222	$--
Pacific Cascade Consultants Ltd.	494,095	463,342

$1,072,317	$463,342

The amounts owing are non-interest bearing, unsecured and have no specific terms of repayment. The related parties have confirmed in writing that they do not intend to demand repayment in the 12 month period ending December 31, 2001.

IMAGIS TECHNOLOGIES INC.
 Notes to Consolidated Financial Statements
(Expressed in Canadian dollars)

Years ended December 31, 2000 and 1999

8. Share capital:

(a) Authorized:

100,000,000 common shares without par value

(b) Issued:

Number of shares	Amount

Balance, December 31, 1998	2,300,000	$508,425
Exercise of warrants	150,000	45,000

Share capital prior to reverse take-over (note 1)	2,450,000	553,425
Issued on reverse take-over business combination (note 1)	3,400,000	206,510
Adjustment required by reverse take-over business combination accounting principles	--	(641,299)
Issued for services related to the reverse take-over	172,500	87,875

	6,022,500	206,511
Issued for cash on private placement	2,935,714	3,252,000
Costs of financing	--	(234,516)

Balance, December 31, 1999	8,958,214	3,223,995
Issued during year for cash:
On private placement	875,000	700,000
On debt conversion, including value assigned to warrants on issuance	930,000	730,200
Options exercised	442,170	442,170
Warrants exercised	1,749,000	1,261,200
Issued for services related to private placement	11,581	7,296
Share issuance costs	--	(35,706)

Balance, December 31, 2000	12,965,965	$6,329,155

(c) Escrowed shares:

As at December 31, 2000, 535,335 common shares (1999 - 800,000) are being held in escrow. One half of these common shares will be released on February 23, 2001 with the balance released on February 23, 2002.

IMAGIS TECHNOLOGIES INC.
 Notes to Consolidated Financial Statements
(Expressed in Canadian dollars)

Years ended December 31, 2000 and 1999

8. Share capital (continued):

(d) Warrants:

At December 31, 2000 and 1999, the following warrants were outstanding:

December 31, 1999	Granted	Exercised	Expired	December 31, 2000	Exercise Price	Expiry Date

24,000	--	(24,000)	--	--	--	--
266,666	--	--	--	266,666	$1.25	February 23, 2002
133,334	--	--	--	133,334	1.25	February 23, 2003
--	875,000	(795,000)	--	80,000	0.80	March 17, 2001
--	930,000	(930,000)	--	--	0.64	January 6, 2002
--	200,000	--	--	200,000	3.50	April 7, 2001
--	50,000	--	--	50,000	4.00	June 16, 2002

424,000	2,055,000	(1,749,000)	--	730,000

December 31, 1998	Granted	Exercised	Expired	December 31, 1999	Exercise Price	Expiry Date

150,000	--	(150,000)	--	--	$ --	--
24,000	--	--	--	24,000	1.25	February 23, 2000
400,000	--	--	--	400,000	1.25	To February 23, 2003
--	2,400,000	--	(2,400,000)	--	--	--
--	360,000	--	(360,000)	--	1.23	--

574,000	2,760,000	(150,000)	(2,760,000)	424,000

The 400,000 warrants having an exercise price of $1.25 per share outstanding at December 31, 1999 were issued in connection with the transaction described in note 1. These warrants were to expire in three equal amounts on February 21, 2001, 2002 and 2003. Subsequent to December 31, 2000, the Company agreed to extend the expiry date on the February 21, 2001 expiry tranche to February 21, 2002.

IMAGIS TECHNOLOGIES INC.
 Notes to Consolidated Financial Statements
(Expressed in Canadian dollars)

Years ended December 31, 2000 and 1999

8. Share capital (continued):

(e) Options:

The Company has granted stock options to certain employees, directors and advisors to buy an aggregate of 1,870,000 (1999 - 825,000) common shares of the Company, of which 442,170 have been exercised and 1,666 have been cancelled, at prices ranging between $0.30 and $3.75 (1999 - $0.30 and $1.00). All options expire five years from the date of grant. A summary of the status of the Company's stock options at December 31, 2000 and 1999 and changes during the years ended on those dates is presented below:

2000	1999

Shares	Weighted average exercise price	Shares	Weighted average exercise price

Outstanding, beginning of year	885,000	$0.82	230,000	$0.30
Granted	985,000	2.06	665,000	1.00
Exercised	(442,170)	1.00	--	--
Cancelled	(1,666)	1.00	--	--

Outstanding, end of year	1,426,164	$1.62	885,000	$0.82

Options outstanding	Options exercisable

Range of exercise prices	Number outstanding at December 31, 2000	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable at December 31, 2000	Weighted average exercise price

$0.30	230,000	2.51 years	$0.30	230,000	$0.30
$1.00	646,164	3.72 years	1.00	252,001	1.00
$1.99 to 2.90	120,000	4.86 years	2.39	40,000	2.39
$3.00 to $3.75	430,000	4.42 years	3.04	413,333	3.02

9. Related party transactions:

Related party transactions not disclosed elsewhere are as follows:

(a) included in accounts payable and accrued liabilities is $204,331 (1999 - $74,134) which is due to companies with a director in common.

(b) included in administration expense is $572,638 (1999 - - $104,002) for payments made to a company with a director in common for services rendered to the Company.

IMAGIS TECHNOLOGIES INC.
 Notes to Consolidated Financial Statements
(Expressed in Canadian dollars)

Years ended December 31, 2000 and 1999

10. Income taxes:

Income tax expense differs from the amount that would be computed by applying the federal and provincial statutory income tax rates of 44.6% (1999 - 45.6%) to income before income taxes due to valuation allowances provided against losses incurred in the year:

Future income tax assets are as follows:

2000	1999

Future income tax asset:
Loss carryforwards	$2,849,279	$1,531,000
Capital assets	65,147	--
Financing costs	21,985	--
	2,936,411	1,531,000
Valuation allowance	(2,936,411)	(1,531,000)

$--	$--

As at December 31, 2000, the Company (including its subsidiary) has non-capital loss carry forwards aggregating approximately $6,253,000 available to reduce taxable income otherwise calculated in future years. These losses expire as follows:

2004	$1,169,000
2005	234,000
2006	2,006,000
2007	2,979,000

$6,388,000

As indicated above, the tax benefits related to these loss carry forwards, the application of which may be restricted, has not been recognized in these financial statements as management does not consider it more likely than not that such assets will be realized in the carry forward period.

IMAGIS TECHNOLOGIES INC.
 Notes to Consolidated Financial Statements
(Expressed in Canadian dollars)

Years ended December 31, 2000 and 1999

11. Commitments:

The Company is committed to the following operating lease payments for equipment over the next five years:

2001	$62,215
2002	48,747
2003	17,782

$128,744

12. Financial instruments and risk management:

(a) Fair values:

The fair value of the Company's financial instruments, represented by cash, accounts receivable, accounts payable and accrued liabilities and advances payable, approximates their carrying values due to their ability to be promptly liquidated or their immediate or short term maturity. The fair value of the payable to Pacific Cascade Consultants Ltd. is not readily determinable due to the nature of the relationship between the creditor and the Company.

(b) Credit risk:

The Company is exposed to credit risk only with respect to uncertainty as to timing and amount of collectibility of accounts receivable. At December 31, 2000, one customer had a balance receivable of $562,313 which was collected subsequent to year-end. The Company's maximum credit risk is the carrying value of accounts receivable.

(c) Foreign currency risk:

Foreign currency risk is the risk to the Company's earnings that arises from fluctuations in foreign currency exchange rates, and the degree of volatility of these rates. Management has not entered into any foreign currency contracts to mitigate this risk.

IMAGIS TECHNOLOGIES INC.
 Notes to Consolidated Financial Statements
(Expressed in Canadian dollars)

Years ended December 31, 2000 and 1999

13. Subsequent events:

Subsequent to December 31, 2000:

(a) The Company issued 75,000 options to employees of the Company having exercise prices of either $1.50 or $1.87 per share, which options are exercisable to February 2006.

(b) The Company arranged a convertible loan of up to $200,000 with a related party of which the Company has drawn $145,000 and agreed to issue 20,000 common shares as a bonus to the lender. The loan bears interest at 8% per annum, is repayable on December 31, 2001 and is convertible, at the election of the lender, into the Company's common shares at a price of $1.50 each. These bonus shares are to be subject to a holding period expiring May 12, 2001.

(c) The Company arranged a private placement of 1,524,000 at $1.00 per share. Each unit consists of one common share and one non-transferable share purchase warrant exercisable at a price of $1.10 per warrant share for a period of one year from the date of closing. The agent for this private placement is to pay a fee of 7.5% in cash or common shares and will also be granted an agent's warrant to purchase an additional 100,000 common shares at a price of $1.10 per share for a period of one year. This private placement includes the advance payable at December 31, 2000 (note 6(a)).

14. United States generally accepted accounting principles:

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in Canada ("Canadian GAAP") which differ in certain respects with accounting principles generally accepted in the United States ("U.S. GAAP"). Material issues that could give rise to measurement differences to these consolidated financial statements are as follows:

(a) Stock-based compensation:

As described in note 8, the Company has granted stock options to certain employees, directors and advisors. These options are granted for services provided to the Company. For U.S. GAAP purposes, an enterprise recognizes or, at its option, discloses the impact of the fair value of stock options and other forms of stock-based compensation in the determination of income. The Company has elected under U.S. GAAP to continue to measure compensation cost for stock options granted to employees by the intrinsic value method. Options granted to non-employee consultants are required to be measured and recognized at their fair value as the services are provided and the options are earned.

IMAGIS TECHNOLOGIES INC.
 Notes to Consolidated Financial Statements
(Expressed in Canadian dollars)

Years ended December 31, 2000 and 1999

14. United States generally accepted accounting principles:

(b) Convertible note units:

During the year ended December 31, 2000, the Company issued convertible debentures with detachable warrants attached (note 6(b)). For Canadian GAAP purposes, the issuance is considered to be of a compound debt and equity instrument and the proceeds have been allocated between the two elements based on their relative fair values. For U.S. GAAP purposes, this allocation results in a beneficial conversion option as the fair value of the shares issuable on conversion of the debt is in excess of the value that would be issuable based on the reduced carrying value of the debt element. This beneficial conversion option has been amortized over the period to the first conversion date.

(c) Warrant issuances for services:

During the year ended December 31, 2000, the Company issued 200,000 warrants having an exercise price of $3.50 each for services rendered. In accordance with the Company's accounting policies, for Canadian GAAP purposes no value has been assigned to these warrant issuances. For U.S. GAAP purposes, the fair value of these warrants would be determined based on an option pricing model and recognized as the services are provided.

(d) Future income taxes:

As described in note 10, the Company has future income tax assets calculated at the substantively enacted rate of 44.6%. For U.S. GAAP purposes, the enacted rate of 45.6% is used. As deferred tax assets are fully offset by a valuation allowance, this difference in tax rates does not impact reported loss or deficiency in net assets amounts.

(e) The effect of these accounting differences on deficit, net loss, loss per share and future income taxes under United States accounting principles are as follows:

2000	1999

Deficit, Canadian GAAP	$(7,169,932)	$(4,159,901)
Cumulative stock based compensation (a)	(904,501)	(114,224)
Beneficial conversion options (b)	(208,200)	--
Warrants issued for services (c)	(722,000)	--

Deficit, U.S. GAAP	$(9,004,633)	$(4,274,125)

Loss for the year, Canadian GAAP	$(3,010,031)	$(2,110,786)
Stock based compensation (a)	(790,277)	(114,244)
Beneficial conversion options (b)	(208,200)	--
Warrants issued for services (c)	(722,000)	--

Loss for the year, U.S. GAAP	$(4,730,508)	$(2,225,010)

Net loss per share, U.S. GAAP	$(0.41)	$(0.29)