Form 10QSB
period 2001-03-31
IMAGIS TECHNOLOGIES INC
filed 2001-05-15
CIK 1088393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549
_________________________

FORM 10-QSB

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 000-30090
_________________________

IMAGIS TECHNOLOGIES INC.
 (Name of small business issuer as specified in its charter)

British Columbia, Canada (State or other jurisdiction of incorporation or organization)	Not Applicable (I.R.S. Employer Identification No.)

1300 - 1075 West Georgia Street Vancouver, British Columbia V6E 3C9 (Address of principal executive offices)

(604) 684-2449
 (Issuer's telephone number)
_________________________

As of May 11, 2001, 13, 348, 298 Common Shares were issued and outstanding.

Transitional Small Business Disclosure Format (Check one):   Yes  [   ]    No  [X]

IMAGIS TECHNOLOGIES INC.

FORM 10-QSB

For the quarterly period ended March 31, 2001

INDEX

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

The following unaudited financial statements for the period ended March 31, 2001 are included in response to Item 1 and have been compiled by management.

The financial statements should be read in conjunction with the Management's Discussion and Analysis and other financial information included elsewhere in this Form 10-QSB.
IMAGIS TECHNOLOGIES INC. CONSOLIDATED BALANCE SHEETS FOR THE PERIODS ENDED MARCH 31, 2001 AND DECEMBER 31, 2000 (expressed in Canadian dollars)

	Mar 31, 2001 (Unaudited)	Dec 31, 2000

ASSETS

CURRENT ASSETS
Cash	$30,684	$59,497
Accounts receivable	534,327	846,581
	565,011	906,078
Equipment	54,942	58,082

	$619,953	$964,160

LIABILITIES AND DEFICIENCY IN NET ASSETS
Accounts payable and accrued liabilities	$392,291	$566,115
Deferred revenue	121,585	64,279
Current portion of obligation under capital lease	556	2,226
Loan from related party	98,559	-
	612,991	632,620

Advances payable	148,500	100,000

Payable to related parties (note 4)	1,248,321	1,072,317
	2,009,812	1,804,937

Deficiency in net assets:
Share capital (note 5)	6,427,961	9,326,155
Deficit	(7,817,820)	(7,169,932)
	(1,389,859)	(840,777)

	$619,953	$964,160

See accompanying notes to consolidated financial statements.

IMAGIS TECHNOLOGIES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2001 AND 2000
(expressed in Canadian dollars)
(Unaudited - Prepared by Management)

	Three Months Ended March 31,
	2001	2000

Revenues:
Software sales	$193,045	$92,742
Support and services	160,791	102,393
	353,836	195,135

Expenses:
Cost of materials and services	33,848	27,025
Sales and marketing	260,422	223,894
Technical services	175,018	149,948
Technology development	273,643	175,218
Administration	221,985	222,755
Amortization	4,776	22,204
Interest	32,032	-
	1,001,724	821,044

Loss for the period	(647,888)	(625,909)

Deficit, beginning of period	(7,169,932)	(4,159,901)

Deficit, end of period	$(7,817,820)	$(4,785,810)

Loss per share	$(0.05)	$(0.06)
Weighted average number of shares outstanding	12,986,991	9,729,648

See accompanying notes to consolidated financial statements.

IMAGIS TECHNOLOGIES INC. CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2001 AND 2000 (expressed in Canadian dollars) (Unaudited - Prepared by Management)

	Three Months Ended March 31,
	2001	2000

Cash provided by (used in):
Cash flows from operating activities:
Net loss for the period	$(647,888)	$(625,909)
Items not involving the use of cash:
Amortization	4,776	22,204
Accretion of convertible loan	3,559	-
Common shares issued for services	28,473	-
Changes in non-cash operating working capital:
Accounts receivable	312,254	(77,539)
Inventories	-	13,895
Deferred revenue	57,306	(8,507)
Accounts payable and accrued liabilities	(173,824)	(172,343)
Cash flows used in operating activities	(415,344)	(848,199)

Cash flows from investing activities:
Purchase of equipment	(1,636)	(16,366)
Cash flows used in investing activities	(1,636)	(16,366)

Cash flows from financing activities:
Issuance of common shares for cash	70,333	1,720,920
Receipt of advances payable in advance of private placement	48,500	-
Costs of financing	-	(28,410)
Repayment of obligation under capital lease	(1,670)	(1,670)
Repayment of notes payable	-	(130,000)
Loans from related parties	176,004	(2,343)
Proceeds from related party loans	95,000	-
Cash flows provided by financing activities	388,167	1,558,497

Increase (decrease) in cash	(28,813)	693,932
Cash, beginning of period	59,497	9,682
Cash, end of period	$30,684	$703,614

Supplementary information and disclosure of non-cash financing and investing activities
Interest paid	$1,459	$2,388
Non-cash transactions not reported above:
Issuance of common shares on conversion of debentures	-	467,200
Issuance of common shares for services rendered	29,000	7,296

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

On October 6, 1998, Imagis, Imagis Cascade Technologies ("Imagis Cascade"), a private Canadian company which develops and markets law enforcement and security software products, and the Imagis Cascade shareholders entered into a Confidentiality and Standstill Agreement pursuant to which Imagis was able to complete due diligence respecting the business and affairs of Imagis Cascade. On October 16, 1998, Imagis gave notice to the Imagis Cascade shareholders of its intention to acquire all of the issued and outstanding shares of Imagis Cascade.

Effective February 23, 1999, Imagis acquired 100% of the outstanding shares of Imagis Cascade.

These financial statements have been prepared on a going concern basis which includes the assumption that the Company will be able to realize its assets and settle its liabilities in the normal course of business. At March 31, 2001, the Company had a deficiency in net assets of $1,389,859 and had a working capital deficit of $47,980. Accordingly, the Company will require continued financial support from its shareholders and creditors until it is able to generate sufficient cash flow from operations on a sustained basis. Failure to obtain ongoing support of its shareholders and creditors may make the going concern basis of accounting inappropriate in which case the Company's assets and liabilities would need to be recognized at their liquidation values. These financial statements do not include any adjustment due to this going concern uncertainty.

2.     Significant accounting policies:

The Company prepares its consolidated financial statements in accordance with generally accepted accounting principles in Canada and reflect the following significant accounting policies:

(a)     Basis of presentation:

These consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Imagis Cascade Technologies, Inc. All material intercompany balances and transactions have been eliminated.

(b)     Equipment:

Equipment is recorded at cost and is amortized over its estimated useful life on a straight-line basis at the following annual rates:
Asset	Rate
Computer hardware	30%
Furniture and fixtures	20%

(c)     Revenue recognition:

(i)     Software sales revenue:

The Company recognizes revenue consistent with Statement of Position 97-2, "Software Revenue Recognition". In accordance with this Statement, revenue is recognized when persuasive evidence of a contractual arrangement exists, title has passed, delivery and customer acceptance has occurred, the sales price is fixed or determinable and collection is reasonably assured. When software is sold under contractual arrangements that include post sales customer support, the elements are separated to the extent of the existence of vendor specific objective evidence. If such evidence does not exist, all contracted revenue is recognized as support revenue. The Company provides for estimated return and warranty costs, which to date, have been nominal, on recognition or revenue.

IMAGIS TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(expressed in Canadian dollars)
(Unaudited - Prepared by Management)

2.     Significant accounting policies, cont'd:

(c)     Revenue recognition, cont'd:

(ii)     Support revenue:

Contract support services revenue is deferred and is amortized to revenue over the period that the support services are provided.

(d)     Use of estimates:

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported or disclosed in the financial statements. Actual amounts may differ from these estimates.

(e)     Foreign currency:

Monetary items denominated in foreign currencies are translated to Canadian dollars at exchange rates in effect at the balance sheet date. Revenues and expenses are translated to using rates in effect at the time of the transactions. Foreign exchange gains and losses are included in income.

(f)     Income taxes:

The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, future tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Future tax assets and liabilities are measured using enacted or substantively enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on future tax assets and liabilities of a change in tax rates is recognized to income in the period that includes the date of enactment or substantive enactment. To the extent that it is not considered to be more likely than not that a deferred tax asset will be realized, a valuation allowance is provided.

(g)     Stock compensation:

The Company has a stock option plan. No compensation expense is recognized when stock options are issued. Any consideration paid on exercise of stock options is credited to share capital.

(h)     Loss per share:

Loss per share is calculated using the weighted average number of shares outstanding during the fiscal period. This average includes outstanding common shares issued in a reporting period from their date of issuance. Fully diluted per share amounts are not presented as the effect of outstanding options and warrants is anti-dilutive.

(i)     Unaudited interim financial information:

The information as at March 31, 2001 and for the three month periods ended March 31, 2001 and 2000 is unaudited. However, such financial information reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the results for the periods presented. The unaudited interim consolidated financial statements are prepared using accounting policies consistent with and should be used in conjunction with the Company's consolidated financial statements as at and for the year ended December 31, 2000 which are included in the Company's 2000 Annual Report on Form 10-KSB.

IMAGIS TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(expressed in Canadian dollars)
(Unaudited - Prepared by Management)

3.     Convertible loan:

During the period, the Company entered into a loan agreement with a related party. The funds advanced under the agreement are unsecured and subject to interest at a rate of 8% per annum.

4.     Payable to related parties:

March 31, 2001

International Portfolio Management Inc.	$804,226
Pacific Cascade Consultants Ltd.	444,095
$1,248,321

The amounts owing are non-interest bearing, unsecured and have no specific terms of repayment.

5.     Share capital:

(a)     Authorized:

100,000,000 common shares without par value

(b)     Issued:
	Number of shares	Amount

Balance, December 31, 1999	8,958,214	3,223,995
Issued during the year for cash:
On private placement	875,000	700,000
On debt conversion, including value assigned to warrants on issuance	930,000	730,200
Options exercised	442,170	442,170
Warrants exercised	1,749,000	1,261,200
Issued for services related to private placement	11,581	7,296
Share issuance costs	--	(35,706)
Balance, December 31, 2000	12,965,965	6,329,155
Issued during the period for cash:
Options exercised	6,333	6,333
Warrants exercised	80,000	64,000
Issued as bonus shares per loan agreement	20,000	29,000
Share issuance costs	--	(527)
Balance, March 31, 2001	13,072,298	$6,427,961

(c)     Escrowed shares:

As at March 31, 2001, 270,670 common shares are being held in escrow. These shares will be released on February 23, 2002.

IMAGIS TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(expressed in Canadian dollars)
(Unaudited - Prepared by Management)

5.     Share capital, cont'd:

(d)     Warrants:
December 31, 2000	Granted	Exercised	Expired	March 31, 2001	Exercise price	Expiry date
266,666	--	--	--	266,666	$1.25	February 23, 2002
133,334	--	--	--	133,334	$1.25	February 23, 2003
80,000	--	(80,000)	--	--	$0.80	--
200,000	--	--	--	200,000	$3.50	April 7, 2001
50,000	--	--	--	50,000	$4.00	June 16, 2002
730,000	--	(80,000)	--	650,000

(e)     Options:
December 31, 2000	Granted	Exercised	Expired	March 31, 2001	Exercise price	Expiry date
230,000	--	--	--	230,000	$0.30	July 6, 2003
646,164	--	(6,333)	(3,333)	636,498	$1.00	Various to February 21, 2006
550,000	15,000	--	--	565,000	$1.50 to $2.90	Various to December 20, 2005
1,426,164	15,000	(6,333)	(3,333)	1,431,498

6.     Related party transactions not disclosed elsewhere are as follows:

(a)     included in accounts payable and accrued liabilities is $88,248 which is due to companies with a director in common.

(b)     included in administration expense is $61,725 for payments made to a company with a director in common for services rendered to the Company.

7.     Subsequent events:

Subsequent to March 31, 2001:

(a)     The Company signed a note with a related party on April 2, 2001 for $492,890. The note was due on May 1, 2001. This note bore interest at 10% per annum, compounded monthly and was repaid as due on May 1, 2001.

(b)     On May 2, 2001, Imagis announced, further to news releases of February 19 and March 22, 2001, the completion of the first closing of the private placement in the amount of 973,000 units at $1.00 per unit for total gross proceeds of $973,000. Each unit consists of one common share and one non-transferable share purchase warrant, with each warrant exercisable into an additional common share for a period of one year from closing at a price of $1.10 per share. Canaccord Capital Corporation acted as agent in respect of 697,000 units of the placement, and it was therefore paid $52,275 as commission and issued 69,700 broker's warrants having the same terms as the warrants under the placement. Securities issued pursuant to the placement are subject to a four-month hold period expiring on August 26, 2001.

IMAGIS TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(expressed in Canadian dollars)
(Unaudited - Prepared by Management)

 8.     United States generally accepted accounting principles:

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in Canada ("Canadian GAAP") which differ in certain respects with accounting principles generally accepted in the United States ("U.S. GAAP"). See note 14 of the Company's 2000 Annual Report on Form 10-KSB for a qualitative description of material differences between Canadian and U.S. GAAP. The effect of these accounting differences on deficit, net loss and loss per share under United States accounting principles are as follows:
	March 31, 2001	December 31, 2000
Deficit, Canadian GAAP	$(7,817,820)	$(7,169,932)
Cumulative stock based compensation (a)	(937,051)	(904,501)
Beneficial conversion options	(208,200)	(208,200)
Warrants issued for services	(722,000)	(722,000)
Deficit, U.S. GAAP	$(9,685,071)	$(9,004,633)

	Three months Ended
	March 31, 2001	March 31, 2000
Loss for the year, Canadian GAAP	$(647,888)	(625,909)
Stock based compensation (a)	(32,550)	(4,580)
Warrants issued for services	--	(180,500)
Loss for the year, U.S. GAAP	$(680,438)	$(810,989
Net loss per share, U.S. GAAP	$(0.05)	$(0.08

a)     Stock-based compensation:

During the year ended December 31, 2000, the Company granted stock options to certain non-employees for management advisory services provided to the Company. For U.S. GAAP purposes, options granted to non-employee consultants are required to be measured and recognized at their fair value as the services are provided and the options are earned.

Item 2.     Management's Discussion and Analysis or Plan of Operation

Forward-Looking Statements:

Statements in this Quarterly Report on Form 10-QSB, including those concerning Imagis Technologies Inc.'s (the "Company" or "Imagis") expectations of future sales, gross profits, sales and marketing expenses, technical services expenses, technology development expenses, administration expenses, product introductions and cash requirements include certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended. As such, the Company's actual results may vary materially from expectations as a result of certain factors including, but not limited to, variations in the level of orders which can be affected by general economic conditions and in the markets served by the Company's customers, international economic and political climates, difficulties or delays in the functionality or performance of the Company's products, the Company's timing of future product releases, the Company's failure to respond adequately to either changes in technology or customer preferences, changes in pricing or that of the Company's competitors, the Company's ability to manage growth, risk of nonpayment of accounts receivable, changes in budgeted costs and the factors listed on Exhibit 99.1 to this Quarterly Report, which are hereby incorporated by reference in this Quarterly Report.

In some cases, you can identify forward-looking statements by the Company's use of words such as "may," "will," "should," "could," "expect," "plan," "intend," "anticipate," "believe," "estimate," "predict," "potential" or "continue" or the negative or other variations of these words, or other comparable words or phrases.

Although the Company believes the expectations reflected in its forward-looking statements are reasonable, it cannot guarantee future results, levels of activity, performance or achievements or other future events. Moreover, neither it nor anyone else assumes responsibility for the accuracy and completeness of forward-looking statements. The Company is under no duty to update any of our forward-looking statements after the date of this filing. You should not place undue reliance on forward-looking statements.

Unless otherwise indicated, all references herein are to Canadian Dollars.

Comparison of Results of Operations for the three months ended March 31, 2001 and March 31, 2000:

Revenues:

The Company's revenues for the quarter ended March 31, 2001 were $353,836, compared to $195,135 for the quarter ended March 31, 2000, which represents an increase of approximately 81%. Sales of the Company's software increased approximately 108% to $193,045 for the quarter ended March 31, 2001, compared to $92,742 for the quarter ended March 31, 2000. Support and service revenues increased approximately 57% to $160,791 for the quarter ended March 31, 2001, compared to $102,393 for the quarter ended March 31, 2000.

Operating Costs:

The Company's operating costs increased for the quarter ended March 31, 2001 to $1,001,724, compared to $821,044 for the quarter ended March 31, 2000, which represents an increase of approximately 22%. Operating costs include cost of materials and services, sales and marketing, technical services, technology development, administration, amortization and interest.

Cost of Materials and Services:

The Company's materials and service costs in conjunction with the support services that it provides to customers for the quarter ended March 31, 2001 were $33,848, compared to $27,025 for the quarter ended March 31, 2000, which represents an increase of approximately 25%. This increase reflects costs associated with the higher support revenues earned to date.

Sales and Marketing:

The Company's sales and marketing costs for the quarter ended March 31, 2001 were $260,422, compared to $223,894 for the quarter ended March 31, 2000, which represents an increase of approximately 16%. This increase is attributable to higher salary costs reflecting additions to staff over the prior year. Travel and trade show costs also rose slightly due to the increase in staff over the prior year level.

Technical Services:

The Company's technology services costs for the quarter ended March 31, 2001 were $175,018, compared to $149,948 for the quarter ended March 31, 2000, which represents an increase of 17%. This increase reflects staff additions to the technical services group. The technical services group assists the Company's strategic partners in the installation of its products and also provides clients with all technical support they may require under the Company's annual support contracts, and includes costs for salaries, facilities and travel.

Technology Development:

The Company's technology development costs for the quarter ended March 31, 2001 were $273,643, compared to $175,218 for the quarter ended March 31, 2000, which represents an increase of 56%. This increase over the prior period reflects several additions to staff that were necessary, primarily to continue the development of ID-2000. Recently, the Company completed the conversion of its core technology into a software development kit (SDK) format which permits a far broader range of applications of this facial recognition software. Staff salaries accounted for approximately 73% of the total costs of this function with the remainder attributable to support facilities.

Administration:

The Company's administration costs for the quarter ended March 31, 2001 were $221,985, compared to $222,755 for the quarter ended March 31, 2000. Administrative costs include staff salaries, professional fees, facility and support costs, shareholder and regulatory costs. Costs in each category were generally consistent with the prior year period, except for professional fees and travel costs which were higher in 2001. These increases, however, were more than offset by a foreign exchange gain of $34,993 realized in the quarter.

Amortization:

The Company's amortization costs for the quarter ended March 31, 2001 were $4,776, compared to $22,204 for the quarter ended March 31, 2000. The decline in amortization costs reflects the Company's decision, following the acquisition of Imagis Cascade, to initiate a lease-financing program for all purchases of new equipment and, as a consequence, the Company's existing fixed assets are almost fully depreciated at this time.

Interest:

The Company's interest costs for the quarter ended March 31, 2001 were $32,032, compared to no such costs for the quarter ended March 31, 2000. The interest costs are related to the debt portion of the convertible loan.

Net Loss for the Period:

The Company's net loss for the quarter ended March 31, 2001 was $647,888, or $0.05 per share, compared to $625,909, or $0.06 per share, for the quarter ended March 31, 2000, which represents a decrease of approximately 4%.

Liquidity and Capital Resources:

The Company's financial statements are prepared assuming it will continue as a going concern. The Company has suffered losses from operations and it has no established source of significant revenue. Accordingly, the Company's auditors have qualified their report on our consolidated financial statements as at December 31, 2000 and 1999 and for the period ended December 31, 2000 because of substantial doubts as to our ability to continue as a going concern.

At year-end, the Company's cash position was $59,497, however, the Company announced its intention to arrange for additional financing for working capital purposes. Due to market weakening in the first quarter of 2001, the Company was delayed in completing the announced private placement of approximately $1.4 million and only completed the first closing of 973,000 shares, which yielded gross proceeds to the Company of $973,000 on April 26, 2001. In the interim, the Company arranged for a line of credit of up to $200,000 from related parties and received $98,559 from this line. As compensation for the advancement of the funds from related parties under this credit arrangement, the Company issued 20,000 common shares valued at the then current market price of $1.45 per share, or $29,000. This was a non-cash cost to the Company. In addition, during the quarter, the Company received other advances of $176,004 from related parties outside of this credit arrangement, an advance on the intended private placement of $48,500 and proceeds from the exercise of 6,333 options and 80,000 warrants which yielded $70,333. Consequently, cash inflows from financing activities aggregated $388,167 for the first quarter of 2001.

Due to the Company's operating loss in the quarter, it experienced a net reduction in its available cash of $647,888. This was significantly offset, however, by a substantial reduction in the Company's outstanding receivables of $312,254 and the receipt of additional prepayments of annual support contract fees providing $57,306. The net impact on cash from operations as a result of these adjustments and the reduction in the Company's current liabilities of $173,824 was a reduction in cash of $415,344.

In summary, while the Company added cash through various means totaling $388,167, as a result of the first quarter operating loss which reduced its available cash after adjustments by $415,344, the Company closed the quarter with a net reduction in its cash amounting to $28,813 and had cash on hand of $30,684 at the end of the quarter.

As noted above, the Company completed a private placement of 973,000 units following the quarter end. Each unit was priced at $1.00 and consisted of one (1) common share and one (1) share purchase warrant to purchase an additional common share at an exercise price of $1.10 for a period of one (1) year from the closing date.

Presently, the Company is slightly ahead of planned revenues, while its costs are on budget. The Company expects its operating costs to remain essentially constant throughout the remainder of the year. Based upon management's projections at this time, the Company believes that it will be able to sustain its operations over the near term and, the Company completes the second and final closing with net proceeds of approximately $400,000, management believes that no further financing will be necessary for the remainder of the year to meet its internal targets for staffing and operations.

There is no assurance that the Company will be able to secure financing or that such financing will be obtained on terms favorable to the Company. Failure to obtain adequate financing could result in significant delays in development of new products and a substantial curtailment of operations.

PART II

Item 1.     Legal Proceedings.

As of the date of this Quarterly Report, the Company is not a party to any legal proceedings, the adverse outcome of which, in management's opinion, individually or in the aggregate, would have a material effect on the Company's results of operations or financial position. From time to time, the Company may be involved in litigation relating to claims arising out of its operations in the normal course of business.

Item 2.     Changes in Securities.

a)          None

b)          None

c)          During the quarter ended March 31, 2001, the Company sold 6,333 common shares pursuant to the exercise of stock options granted under its 1999 Stock Option Plan for aggregate proceeds to the Company of Cdn$3,333.

During the quarter ended March 31, 2001, the Company issued 20,000 common shares pursuant to the terms of a convertible loan agreement in which the shares were to be issued to the lender as a bonus. The deemed value of the shares was Cdn$1.45 per share. The shares are subject to a four (4) month hold period expiring May 12, 2001.

During the quarter ended March 31, 2001, the Company sold 80,000 common shares pursuant to the exercise of warrants issued under previous financings. These transactions provided aggregate proceeds to the Company of Cdn$64,000.

On January 3, 2001, the Company granted 15,000 options under its 1999 Stock Option Plan to an employee that are exercisable at a price of Cdn$1.87 and expire on January 4, 2006. Subsequent to the end of the quarter, on April 9, 2001, these options expired as a result of the employee's departure.

In connection with each of the above issuances of securities, the Company relied on the exemption from registration provided by Rule 903(b)(1) of Regulation S under the Securities Act. In each instance, the securities were issued by the Company, a "foreign issuer," as defined by Regulation S, to persons outside the United States.

d)          None

Item 3.     Defaults Upon Senior Securities.

None

Item 4.     Submission of Matters to a Vote of Security Holders

None

Item 5.     Other Information

None

Item 6.     Exhibits and Reports Filed on Form 8-K

a)     Exhibits

3.1*	Articles of Incorporation
4.1*	Shareholder Agreement dated February 23, 1999 among the Original Shareholders and the Former Imagis Shareholders
4.2*

Escrow Agreement for a Venture Capital Pool Issuer dated July 3, 1998 among Colloquium Capital Corp., CIBC Mellon Trust Company and Sandra Buschau, Altaf Nazerali, Shafiq Nazerali, Rory Godinho and Ross Wilmot

4.3+	Convertible Note Subscription Agreement dated October 1, 1999
10.1*	Incentive Stock Option Agreements dated July 7, 1998 between Imagis and each of Sandra E. Buschau, Altaf Nazerali and Ross Wilmot
10.2*	Confidentiality and Non-Competition Agreement dated February 23, 1999 among Imagis, the Former Imagis Shareholders and the principals of the Former Imagis Shareholders
10.3*	Revenue Assignment Agreement dated December 15, 1998 among Imagis, Pacific, Imagis Solutions (US) Incorporated and Imagis North West Solutions Inc.
10.4*	Agency Agreement dated March 29, 1999 among Imagis and the Agents
10.5*	Subscription Agreement dated January 26, 1999 between Imagis and Pacific Cascade Consultants Ltd.
10.6*	Subscription Agreement dated January 26, 1999 between Imagis and First Capital Invest Corp.
10.7*	Incentive Stock Option Agreements dated February 25, 1999 and March 25, 1999 between Imagis and certain directors, employees and service providers of Imagis or affiliates or subsidiaries thereof
10.8*	Consulting Services Agreement effective February 25, 1999 between Imagis and Shafiq Nazerali-Walji
10.9*	Warrant dated February 25, 1999 issued to Iain Drummond
10.10*	Warrant dated February 25, 1999 issued to Armitage and Associates
10.11*	Employment Agreement dated February 23, 1999 between Imagis and Iain Drummond

10.12*	Technology Purchase Agreement dated March 6, 1998 among Imagis Technologies Ltd., Imagis Cascade Technologies Inc. and Penelope Walker, Richard Graham and William Hawkes
10.13*	Technology Purchase Agreement dated March 6, 1998 among Imagis, Images Cascade Consultants, Inc. and Former Imagis Shareholders
10.14*	Share Purchase Agreement dated December 14, 1998 among Imagis, Imagis Cascade and the Former Imagis Shareholders
10.15*	Confidentiality and Standstill Agreement dated October 6, 1998 among Colloquim Capital Corp., Imagis Cascade Technologies Inc. and Former Imagis Shareholders
10.16+	Loan Agreement dated October 15, 1999 between Imagis and Rexton Corporation
10.17++	Agreement dated May 1, 2000 between Imagis and Somerset Financial Group Inc.
10.18++	Agreement dated August 15, 2000 between Imagis and GPC Communications
10.19++	Agreement dated August 21, 2000 between Imagis and Fleishman-Hillard Canada Inc.
10.20+++	Imagis Technologies Inc. 2000 Stock Option Plan
10.21+++	Agreement dated October 11, 2000 between Imagis and Orion Scientific Systems Inc.
10.22	Imagis Technologies Inc. 1999 Stock Option Plan
16.1*	Letter to SEC dated December 10, 1998 from Elliott Tulk Pryce and Anderson regarding change in certifying accounts
99.1	Risk Factors
99.2	Form 51-901F as required by the British Columbia Securities Commission

* Previously filed as part of Imagis' Registration Statement on Form 10-SB (File No. 000-30090).
+ Previously filed as part of Imagis' Annual Report on Form 10-KSB for the year ended December 31, 1999.
++ Previously filed as part of Imagis' Quarterly Report on Form 10-QSB for the period ended September 30, 2000.
+++ Previsouly filed as part of Imagis' Annual Report on Form 10-KSB for the year ended December 31, 2000.

b)     Reports on Form 8-K

On February 21, 2001, the Company filed a Form 8-K relating to a press release dated February 19, 2001, in which the Company announced that would conduct, subject to regulatory approvals, a private placement of 1,270,000 common shares, with warrants, at a price of $1.20 per share for total proceeds to the Company of $1,524,000.

On March 8, 2001, the Company filed a Form 8-K relating to (i) a press release dated March 1, 2001, in which the Company announced that it and the West Covina Service Group will integrate their software to supply the Chino Police in San Bernardino County, California with a complete law enforcement suite and (ii) a press release dated March 6, 2001, in which the Company announced that it and the West Covina Service Group will integrate their software to supply the Fullerton Police in Orange County, California with a complete law enforcement suite.

On March 12, 2001, the Company filed a Form 8-K relating to a press release dated March 7, 2001, in which the Company announced the adoption of its 2000 Stock Option Plan.

On March 27, 2001, the Company filed a Form 8-K relating to a press release dated March 22, 2001, in which the Company announced that the terms of its proposed private placement announced on February 19, 2001 had changed. The Company will now be offering 1,540,000 common shares at a price of $1.00 per share.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 15, 2000
IMAGIS TECHNOLOGIES INC.

/s/ Iain Drummond
Iain Drummond President and Chief Executive Officer

/s/ Ross Wilmot
Ross Wilmot Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
3.1*	Articles of Incorporation
4.1*	Shareholder Agreement dated February 23, 1999 among the Original Shareholders and the Former Imagis Shareholders
4.2*

Escrow Agreement for a Venture Capital Pool Issuer dated July 3, 1998 among Colloquium Capital Corp., CIBC Mellon Trust Company and Sandra Buschau, Altaf Nazerali, Shafiq Nazerali, Rory Godinho and Ross Wilmot

4.3+	Convertible Note Subscription Agreement dated October 1, 1999
10.1*	Incentive Stock Option Agreements dated July 7, 1998 between Imagis and each of Sandra E. Buschau, Altaf Nazerali and Ross Wilmot
10.2*	Confidentiality and Non-Competition Agreement dated February 23, 1999 among Imagis, the Former Imagis Shareholders and the principals of the Former Imagis Shareholders
10.3*	Revenue Assignment Agreement dated December 15, 1998 among Imagis, Pacific, Imagis Solutions (US) Incorporated and Imagis North West Solutions Inc.
10.4*	Agency Agreement dated March 29, 1999 among Imagis and the Agents
10.5*	Subscription Agreement dated January 26, 1999 between Imagis and Pacific Cascade Consultants Ltd.
10.6*	Subscription Agreement dated January 26, 1999 between Imagis and First Capital Invest Corp.
10.7*	Incentive Stock Option Agreements dated February 25, 1999 and March 25, 1999 between Imagis and certain directors, employees and service providers of Imagis or affiliates or subsidiaries thereof
10.8*	Consulting Services Agreement effective February 25, 1999 between Imagis and Shafiq Nazerali-Walji
10.9*	Warrant dated February 25, 1999 issued to Iain Drummond
10.10*	Warrant dated February 25, 1999 issued to Armitage and Associates
10.11*	Employment Agreement dated February 23, 1999 between Imagis and Iain Drummond
10.12*	Technology Purchase Agreement dated March 6, 1998 among Imagis Technologies Ltd., Imagis Cascade Technologies Inc. and Penelope Walker, Richard Graham and William Hawkes
10.13*	Technology Purchase Agreement dated March 6, 1998 among Imagis, Images Cascade Consultants, Inc. and Former Imagis Shareholders
10.14*	Share Purchase Agreement dated December 14, 1998 among Imagis, Imagis Cascade and the Former Imagis Shareholders
10.15*	Confidentiality and Standstill Agreement dated October 6, 1998 among Colloquim Capital Corp., Imagis Cascade Technologies Inc. and Former Imagis Shareholders

10.16+	Loan Agreement dated October 15, 1999 between Imagis and Rexton Corporation
10.17++	Agreement dated May 1, 2000 between Imagis and Somerset Financial Group Inc.
10.18++	Agreement dated August 15, 2000 between Imagis and GPC Communications
10.19++	Agreement dated August 21, 2000 between Imagis and Fleishman-Hillard Canada Inc.
10.20+++	Imagis Technologies Inc. 2000 Stock Option Plan
10.21+++	Agreement dated October 11, 2000 between Imagis and Orion Scientific Systems Inc.
10.22	Imagis Technologies Inc. 1999 Stock Option Plan
16.1*	Letter to SEC dated December 10, 1998 from Elliott Tulk Pryce and Anderson regarding change in certifying accounts
99.1	Risk Factors
99.2	Form 51-901F as required by the British Columbia Securities Commission

* Previously filed as part of Imagis' Registration Statement on Form 10-SB (File No. 000-30090).
+ Previously filed as part of Imagis' Annual Report on Form 10-KSB for the year ended December 31, 1999.
++ Previously filed as part of Imagis' Quarterly Report on Form 10-QSB for the period ended September 30, 2000.
+++ Previsouly filed as part of the Imagis' Annual Report on Form 10-KSB for the year ended December 31, 2000.