Form 10QSB
period 2001-06-30
IMAGIS TECHNOLOGIES INC
filed 2001-08-14
CIK 1088393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549
_________________________

FORM 10-QSB

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001
OR

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

(604) 684-2449
 (Issuer's telephone number)
_________________________

As of August 8, 2001, 14,463,298 Common Shares were issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes  [   ]    No  [X]

IMAGIS TECHNOLOGIES INC.

FORM 10-QSB

For the quarterly period ended June 30, 2001

INDEX

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

The following unaudited financial statements for the period ended June 30, 2001 are included in response to Item 1 and have been compiled by management.

The financial statements should be read in conjunction with the Management's Discussion and Analysis and other financial information included elsewhere in this Form 10-QSB.
IMAGIS TECHNOLOGIES INC. CONSOLIDATED BALANCE SHEETS FOR THE PERIODS ENDED JUNE 30, 2001 AND DECEMBER 31, 2000 (expressed in Canadian dollars)

	June 30, 2001 (Unaudited)	Dec. 31, 2000

ASSETS

Current assets:
Cash	$573,510	$59,497
Accounts receivable	211,063	846,581
	784,573	906,078
Equipment	51,407	58,082
	$835,980	$964,160

LIABILITIES AND DEFICIENCY IN NET ASSETS

Current liabilities:
Accounts payable and accrued liabilities	$404,180	$566,115
Deferred revenue	98,938	64,279
Due to related party (note 3)	99,821	-
Current portion of obligation under capital lease	-	2,226
	602,939	632,620

Advances payable	-	100,000

Payable to related parties (note 3)	602,034	1,072,317
	1,204,973	1,804,937
Deficiency in net assets:
Share capital (note 4)	7,728,713	6,329,155
Deficit	(8,097,706)	(7,169,932)
	(368,993)	(840,777)
	$835,980	$964,160

See accompanying notes to consolidated financial statements.

IMAGIS TECHNOLOGIES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2001 AND 2000
(expressed in Canadian dollars)
(Unaudited - Prepared by Management)

	Three months ended June 30,		Six months ended June 30,
	2001	2000	2001	2000

Revenues:
Software sales	$656,047	$169,021	$849,092	261,763
Support and services	87,578	89,625	248,369	192,018
	743,625	258,646	1,097,461	453,781

Expenses:
Cost of materials and services	35,619	27,574	69,467	54,599
Sales and marketing	195,013	386,295	455,435	610,189
Technical services	217,413	152,507	392,431	302,455
Technology development	255,879	208,936	529,522	384,154
Administration	306,453	299,814	528,438	522,569
Amortization	3,534	12,685	8,310	34,889
Interest	9,600	-	41,632	-
	1,023,511	1,087,811	2,025,235	1,908,855

Loss for the period	$(279,886)	$(829,165)	(927,774)	(1,455,074)
Deficit, beginning of period			(7,169,932)	(4,159,901)
Deficit, end of period			$(8,097,706)	$(5,614,975)
Loss per share	$(0.02)	$(0.07)	$(0.07)	$(0.13)
Weighted average number of shares outstanding	13,923,562	11,835,641	13,454,295	10,797,236

See accompanying notes to consolidated financial statements.

IMAGIS TECHNOLOGIES INC. CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2001 AND 2000 (expressed in Canadian dollars) (Unaudited - Prepared by Management)

	Three months ended June 30,		Six months ended June 30,
	2001	2000	2001	2000

Cash provided by (used in):
Net loss	$(279,886)	$(829,165)	$(927,774)	$(1,455,074)
Cash flows from operating activities:
Amortization	3,534	12,685	8,310	34,889
Accrued interest	1,263	-	4,821	-
Common shares issued for services	-	-	28,473	-
Changes in non-cash operating working capital:
Accounts receivable	323,264	(62,382)	635,518	(139,921)
Inventories	-	(12,273)	-	1,622
Accounts payable and accrued liabilities	11,889	181,885	(161,934)	9,542
Deferred revenue	(22,647)	10,836	34,659	2,329
Cash flows from (used in) operating activities	37,417	(698,414)	(377,927)	(1,546,613)

Cash flows from investing activities:
Purchase of equipment	-	(13,313)	(1,636)	(29,679)
Cash flows used in investing activities:	-	(13,313)	(1,636)	(29,679)

Cash flows from financing activities:
Issuance of common shares for cash	1,391,000	-	1,391,000	700,000
Share issue costs	(90,248)	-	(90,248)	(28,410)
Proceeds from exercise of options	-	96,001	6,333	381,001
Proceeds from exercise of warrants	-	128,000	64,000	625,200
Conversion of debentures	-	-	-	238,720
Receipt of advances payable in advance of private placement	(148,500)	-	(100,000)	-
Repayment of obligation under capital lease	(556)	(1,070)	(2,226)	(2,740)
Repayment of notes payable	-	-	-	(130,000)
Proceeds from related party loan	-	-	95,000	-
Repayment of payable to related parties	(646,287)	(16,904)	(470,283)	(19,247)
Cash flows provided by financing activities	505,409	206,027	893,576	1,764,524
Increase (decrease) in cash for the period	542,826	(505,700)	514,013	188,232
Cash, beginning of period	30,684	703,614	59,497	9,682
Cash, end of period	$573,510	$197,914	$573,510	$197,914

IMAGIS TECHNOLOGIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS, cont'd
FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2001 AND 2000
(expressed in Canadian dollars)
(Unaudited - Prepared by Management)

	Three months ended June 30,		Six months ended June 30,
	2001	2000	2001	2000

Supplementary information and disclosure of non-cash financing and investing activities:
Interest paid	$-	$502	$1,459	$2,890
Income taxes paid	-	-	-	-
Non-cash transactions not reported above:
Issuance of common shares on conversion of debentures	-	-	-	228,420
Issuance of common shares for services rendered	-	-	28,473	7,296

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

On October 6, 1998, Imagis, Imagis Cascade Technologies ("Imagis Cascade"), a private Canadian company which develops and markets law enforcement and security software products, and the Imagis Cascade shareholders entered into a Confidentiality and Standstill Agreement pursuant to which Imagis was able to complete due diligence respecting the business and affairs of Imagis Cascade. On October 16, 1998, Imagis gave notice to the Imagis Cascade shareholders of its intention to acquire all of the issued and outstanding shares of Imagis Cascade. Effective February 23, 1999, Imagis acquired 100% of the outstanding shares of Imagis Cascade and, consequently, these consolidated financial statements reflect the assets, liabilities, results of operations and cash flows of the company and its wholly-owned subsidiary, Imagis Cascade. As the shares issued in this transaction resulted in the recipients gaining voting control over Imagis, the acquisition is accounted for as a reverse take-over in accordance with accounting principals generally accepted in Canada.

These financial statements have been prepared on a going concern basis which includes the assumption that the Company will be able to realize its assets and settle its liabilities in the normal course of business. At June 30, 2001, the Company had a deficiency in net assets of $368,993 and had working capital of $181,634. Accordingly, the Company will require continued financial support from its shareholders and creditors until it is able to generate sufficient cash flow from operations on a sustained basis. Failure to obtain ongoing support of its shareholders and creditors may make the going concern basis of accounting inappropriate in which case the Company's assets and liabilities would need to be recognized at their liquidation values. These financial statements do not include any adjustment due to this going concern uncertainty.

2.     Significant accounting policies:

The Company prepares its consolidated financial statements in accordance with generally accepted accounting principles in Canada and, except as set out in note 8, also comply, in all material respects, with accounting principles generally accepted in the United States. The consolidated financial statements reflect the following significant accounting policies:

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

IMAGIS TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(expressed in Canadian dollars)
(Unaudited - Prepared by Management)

(c)     Revenue recognition:

(i)     Software sales revenue:

The Company recognizes revenue consistent with Statement of Position 97-2, "Software Revenue Recognition". In accordance with this Statement, revenue is recognized when persuasive evidence of a contractual arrangement exists, title has passed, delivery and customer acceptance has occurred, the sales price is fixed or determinable and collection is reasonably assured. When software is sold under contractual arrangements that include post sales customer support, the elements are separated to the extent of the existence of vendor specific objective evidence. If such evidence does not exist, all contracted revenue is recognized as support revenue. The Company provides for estimated return and warranty costs, which to date, have been nominal, on recognition of revenue.

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

(h)     Loss per share:

Loss per share is calculated using the weighted average number of shares outstanding during the reporting period. This average includes outstanding common shares issued in a reporting period from their date of issuance. Fully diluted per share amounts are not presented as the effect of outstanding options and warrants is anti-dilutive.

IMAGIS TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(expressed in Canadian dollars)
(Unaudited - Prepared by Management)

(i)     Unaudited interim financial information:

The information as at June 30, 2001 and for the three and six month periods ended June 30, 2001 and 2000 is unaudited. However, such financial information reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the results for the periods presented. The unaudited interim consolidated financial statements are prepared using accounting policies consistent with and should be read in conjunction with the Company's consolidated financial statements as at and for the year ended December 31, 2000 which are included in the Company's 2000 Annual Report on Form 10-KSB. Certain comparative figures have been reclassified to conform with presentation adopted in the current reporting period. Results for the interim periods ended June 30, 2001 are not necessarily indicative of what the results will be for the complete 2001 fiscal year.

3.     Payable to related parties:

Short-term

June 30, 2001

Valor Invest Limited	$99,821

The amount owing to Valor Invest Limited bears interest at 8% per annum and is repayable on December 31, 2001.

Long-term

International Portfolio Management Inc.	$157,940
Pacific Cascade Consultants Ltd.	444,094
$602,034

The amounts owing to International Portfolio Management Inc. and Pacific Cascade Consultants Ltd. are non-interest bearing, unsecured and have no specific terms of repayment.

4.     Share capital:

(a)     Authorized:

100,000,000 common shares without par value

IMAGIS TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(expressed in Canadian dollars)
(Unaudited - Prepared by Management)

4.     Share capital, cont'd:

(b)     Issued:

	Number of shares	Amount

Balance, December 31, 1999	8,958,214	3,223,995
Issued during the year for cash:
On private placement	875,000	700,000
On debt conversion, including value assigned to warrants on issuance	930,000	730,200
Options exercised	442,170	442,170
Warrants exercised	1,749,000	1,261,200
Issued for services related to private placement	11,581	7,296
Share issuance costs	--	(35,706)
Balance, December 31, 2000	12,965,965	6,329,155
Issued during the period for cash:
Options exercised	6,333	6,333
Warrants exercised	80,000	64,000
On private placement	1,391,000	1,391,000
Issued as bonus shares per loan agreement	20,000	29,000
Share issuance costs	--	(90,775)
Balance, June 30, 2001	14,463,298	$7,728,713

(c)     Escrowed shares:

As at June 30, 2001, 270,670 common shares are being held in escrow. These shares will be released on February 23, 2002.

(d)     Warrants:

December 31, 2000	Granted	Exercised	Expired	June 30, 2001	Exercise price	Expiry date
266,666	--	--	--	266,666	$1.25	February 23, 2002
133,334	--	--	--	133,334	$1.25	February 23, 2003
80,000	--	(80,000)	--	--	$0.80	--
200,000	--	--	(200,000)	--	--	--
50,000	--	--	--	50,000	$4.00	June 16, 2002
						Various to
--	1,491,000	--	--	1,491,000	$1.10	May 6, 2003
730,000	1,491,000	(80,000)	(200,000)	1,941,000

(e)     Options:

December 31, 2000	Granted	Exercised	Expired	June 30, 2001	Exercise price	Expiry date
230,000	--	--	--	230,000	$0.30	July 6, 2003
646,164	--	(6,333)	(3,333)	636,498	$1.00	Various to February 21, 2006
550,000	505,000	--	(15,000)	1,040,000	$1.50 to $2.90	Various to May 13, 2006
1,426,164	505,000	(6,333)	(18,333)	1,906,498

IMAGIS TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(expressed in Canadian dollars)
(Unaudited - Prepared by Management)

6.     Related party transactions not disclosed elsewhere are as follows:

(a)     included in accounts payable and accrued liabilities is $53,999 which is due to companies with a director in common.

(b)     included in administration expense is $123,862 for payments made to a company with a director in common for services rendered to the Company.

7.     Subsequent events:

There have been no significant subsequent events.

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

	June 30, 2001	December 31, 2000
Deficit, Canadian GAAP	$(8,097,706)	$(7,169,932)
Cumulative stock based compensation (a)	(989,836)	(904,501)
Beneficial conversion options	(208,200)	(208,200)
Warrants issued for services	(722,000)	(722,000)
Deficit, U.S. GAAP	$(10,017,742)	$(9,004,633)

	Three months ended June 30,		Six months ended June 30,
	2001	2000	2001	2000

Loss for the year, Canadian GAAP	$(279,886)	$(829,165)	$(927,774)	$(1,455,074)
Stock-based compensation	(52,785)	(771,606)	(85,335)	(776,186)
Warrants issued for services	-	(541,500)	-	(722,000)
Loss for the year, U.S. GAAP	(322,671)	(2,142,271)	(1,013,109)	(2,953,260)
Net loss per share, U.S. GAAP	(0.02)	(0.18)	(0.08)	(0.27)

Item 2.     Management's Discussion and Analysis or Plan of Operations

Forward Looking Statements:

Statements in this Quarterly Report on Form 10-QSB, including those concerning Imagis Technologies Inc.'s (the "Company" or "Imagis") expectations of future sales, gross profits, sales and marketing expenses, technical services expenses, technology development expenses, administration expenses, product introductions and cash requirements include certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended. As such, the Company's actual results may vary materially from expectations as a result of certain factors including, but not limited to, variations in the level of orders which can be affected by general economic conditions and in the markets served by the Company's customers, international economic and political climates, difficulties or delays in the functionality or performance of the Company's products, the Company's timing of future product releases, the Company's failure to respond adequately to either changes in technology or customer preferences, changes in our pricing or that of the Company's competitors, the Company's ability to manage growth, risk of nonpayment of accounts receivable, changes in budgeted costs and the factors listed on Exhibit 99.1 to this Quarterly Report, which are hereby incorporated by reference in this Quarterly Report.

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

Comparison of Results of Operations for the three months ended June 30, 2001 and 2000:

Revenues:

The Company's revenues for the quarter ended June 30, 2001 were $743,625, compared to $258,646 for the quarter ended June 30, 2000, which represents an increase of approximately 188%. Sales of the Company's software increased approximately 288% to $656,047 for the quarter ended June 30, 2001, compared to $169,021 for the quarter ended June 30, 2000. Support and services were $87,578 and were virtually unchanged for the quarter ended June 30, 2001 when compared to $89,625 for the quarter ended June 30, 2001, even though 2001 revenues from support contracts actually rose by approximately $20,000 as a result of the overall increased number of installations. This gain, however, was offset by lower revenues from other sources.

Operating Costs:

The Company's operating costs decreased for the quarter ended June 30, 2001 to $1,023,511, compared to $1,087,811 for the quarter ended June 30, 2000, which represents an decrease of approximately 6%. Operating costs include cost of materials and services, sales and marketing, technical services, technology development, administration, amortization and interest.

Cost of materials and services:

The Company's materials and service costs in conjunction with the support services that it provides to customers for the quarter ended June 30, 2001 were $35,619, compared to $27,574 for the quarter ended June 30, 2000, which represents an increase of approximately 29%.

Sales and marketing:

The Company's sales and marketing costs for the quarter ended June 30, 2001 were $195,013, compared to $386,295 for the quarter ended June 30, 2000, which represents an decrease of approximately 50%. This decrease resulted primarily from lower travel, tradeshow exhibit and marketing material costs.

Technical services:

The Company's technical services costs for the quarter ended June 30, 2001 were $217,413, compared to $152,507 for the quarter ended June 30, 2000, which represents an increase of approximately 43%. The technical services group oversees and assists the Company's strategic partners with the installation of Imagis' products and also provides users any technical support they may require under annual support contracts. Costs include salaries, facilities and travel. The increase during the current period reflects the travel costs incurred in support of the installation of the Company's Alameda County sale.

Technology Development:

The Company's technology development costs for the quarter ended June 30, 2001 were $255,879, compared to $208,936 for the quarter ended June 30, 2000, which represents an increase of approximately 22%. This increase over the prior period reflects costs associated with several additions to staff over the prior period and higher infrastructure costs incurred for additional space and equipment for such new staff. During the year, the Company completed the conversion of its core technology into a software development kit (SDK) format that permits a far broader range of applications of this facial recognition software.

Administration:

The Company's administration costs for the quarter ended June 30, 2001 were $306,453, compared to $299,814 for the quarter ended June 30, 2000. Administrative costs include staff salaries, professional fees, facility and support costs, and shareholder and regulatory costs. Costs for travel were higher in the 2001 quarter, however, the increase was offset by lower consulting costs. All other costs were essentially in line with the prior year period.

Amortization:

The Company's amortization costs for the quarter ended June 30, 2001 were $3,534, compared to $12,685 for the quarter ended June 30, 2000. This decrease in amortization expenses reflects a strategy, following the acquisition of Imagis-Cascade, to lease all new equipment. The Company's existing fixed assets are almost fully depreciated at this time.

Interest:

The Company's interest costs for the quarter ended June 30, 2001 were $9,600, compared to no such costs for the quarter ended June 30, 2000. The interest costs are related to the debt portion of the convertible loan.

Net Loss for the Period:

The Company's net loss for the quarter ended June 30, 2001 was $279,886, or $0.02 per share, compared to $829,165, or $0.07 per share, for the quarter ended June 30, 2000.

Comparison of Results of Operations for the six-month periods ended June 30, 2001 and 2000:

Revenues:

The Company's revenues for the six-month period ended June 30, 2001 were $1,097,461, compared to $453,781 for the six-month period ended June 30, 2000, which represents an increase of approximately 142%. Sales of the Company's software increased approximately 224% to $849,092 for the six-month period ended June 30, 2001, compared to $261,763 for the six-month period ended June 30, 2000. Support and services increased approximately 29% to $248,369 for the six-month period ended June 30, 2001, compared to $192,018 for the six-month period ended June 30, 2001.

Operating Costs:

The Company's operating costs increased for the six-month period ended June 30, 2001 to $2,025,235, compared to $1,908,855 for the six-month period ended June 30, 2000, which represents an increase of approximately 6%.

Cost of materials and services:

The Company's materials and service costs in conjunction with the support services that it provides to customers for the six-month period ended June 30, 2001 were $69,467, compared to $54,599 for the six-month period ended June 30, 2000. These costs are incurred primarily for outside services in conjunction with the support provided to users. During the six-month period ended June 30, 2000, costs included $35,750 for equipment purchases made on behalf of, and resold to customers in conjunction with, installations. The Company discontinued such purchases in 2000 and now relies on its business partners to provide any requisite equipment required by customers.

Sales and marketing:

The Company's sales and marketing costs for the six-month period ended June 30, 2001 were $455,435, compared to $610,189 for the six-month period ended June 30, 2000, which represents an decrease of approximately 25%. This decrease resulted primarily from lower travel, tradeshow exhibit and marketing material costs.

Technical services:

The Company's technical services costs for the six-month period ended June 30, 2001 were $392,431, compared to $302,455 for the six-month period ended June 30, 2000, which represents an increase of approximately 30%. The higher costs during the current period reflect the travel costs incurred in support of the installation of the Company's Alameda County sale.

Technology Development:

The Company's technology development costs for the six-month period ended June 30, 2001 were $529,522, compared to $384,154 for the six-month period ended June 30, 2000, which represents an increase of approximately 38%. This increase in the current year reflects costs for several additions to staff and higher infrastructure costs incurred for additional space and equipment.

Administration:

The Company's administration costs for the six-month period ended June 30, 2001 were $528,438, compared to $522,569 for the six-month period ended June 30, 2000. Costs for travel were significantly higher in the 2001, however, the increase was offset by lower consulting costs and professional fees. All other costs were essentially in line with the prior year period.

Amortization:

The Company's amortization costs for the six-month period ended June 30, 2001 were $8,310, compared to $34,889 for the six-month period ended June 30, 2000. This decrease reflects the Company's use of operating leases for all its equipment needs. The Company's existing fixed assets are almost fully depreciated at this time.

Interest:

The Company's interest costs for the six-month period ended June 30, 2001 were $41,632, compared to no such costs for the six-month period ended June 30, 2000.

Net Loss for the Period:

The Company's net loss for the six-month period ended June 30, 2001 was $927,774, or $0.07 per share, compared to $1,455,074, or $0.13 per share, for the six-month period ended June 30, 2000.

Liquidity and Capital Resources:

The Company's cash position at the beginning of the year was $59,497. Due to a general weakening in financial markets in the first quarter of this fiscal year, the completion of the Company's planned private placement was delayed. In the interim, the Company arranged for a line of credit of up to $200,000 from related parties and received $145,000 from this line during the first quarter. As compensation for advancing funds by related parties under this credit arrangement, the Company issued 20,000 common shares at the then current market price for an aggregate value of $29,000. This amount represents a non-cash cost to the Company. In addition, during the first quarter, the Company received other advances which include: (i) $31,004 from related parties outside of this credit arrangement, (ii) an advance on the intended private placement of $48,500 and (iii) proceeds from the exercise of 6,333 options and 17,500 warrants which yielded an aggregate of $20,333 in gross proceeds to the Company.

During the second quarter, the Company was successful in completing its private placement with net proceeds to the Company of $1,300,752, after subtracting the funds already advanced to the Company. The Company sold 1,391,000 units at a price per unit of $1.00, with each unit consisting of one (1) common shares of the Company and one (1) non-transferable share purchase warrant of the Company exercisable at a price per share of $1.10 for a period of one (1) year from the closing date (a "Unit").

From these funds, the Company made partial payments totaling $646,287 on various loans from related parties. Consequently, net cash inflows from financing activities in the second quarter and for the first half of this fiscal year aggregated $505,409 and $893,576, respectively.

In regard to operations, while the Company's operating loss for the first half was $927,774, its impact on cash resources was significantly reduced by adjustments for non-cash working capital items, primarily an increase in accounts receivable of $635,518, such that the net reduction in cash for the first half of this fiscal year was $377,927.

In summary, the Company has successfully increased revenues and continues to maintain its functional costs at budgeted levels in accordance with its plans for growth, while also reducing the level of its operating losses from prior periods. The operating loss for the first six months after adjustments as noted above caused a net draw down of Imagis' cash resources of $377,927. As a result of the cash contribution from the financing closed in the second quarter, however, subtracting the adjusted operating loss and loan repayments made following the financing, the Company's overall cash balance has grown from $59,497 at the beginning of this fiscal year to $573,510 at June 30, 2001.

Based on our projections at this time, management believes that the Company will require approximately $400,000 in additional financing for Company to fund its cash requirements for the balance of 2001.

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

Item 2.     Changes in Securities.

a)     None

b)     None

c)     During the quarter ended June 30, 2001, the Company sold 1,391,000 Units to related parties and other individual investors at a price per unit of $1.00 pursuant to a private placement. This private placement had two closing dates, with 973,000 Units sold on April 26, 2001 and 418,000 Units sold on May 7, 2001. The agent for this private placement was also granted a warrant to purchase 100,000 common shares of the Company exercisable at a price per share of $1.10 for a period of one (1) year.

On May 14, 2001, the Company granted 490,000 options under its 2000 Stock Option Plan to employees and consultants of the Company that are exercisable at a price of Cdn$1.50 and expire on May 14, 2006.

In connection with each of the above issuances of securities, the Company relied on the exemption from registration provided by Rule 903(b)(1) of Regulation S under the Securities Act. In each instance, the securities were issued by the Company, a "foreign issuer," as defined by Regulation S, to persons outside the United States.

d)     None

Item 3.     Defaults Upon Senior Securities.

None

Item 4.     Submission of Matters to a Vote of Security Holders

At the Company's Annual General Meeting on June 29, 2001, shareholders approved the following nominations and proposals:

A total of 1,085,590 shares were present in person or by proxy at the Annual Meeting.

	Votes For	Votes Against	Votes Withheld*

To fix the number of directors at six	1,084,590	1,000	0
To pass an ordinary resolution of disinterested shareholders to approve the amendment to the Company's stock option plan	1,080,490	5,100	0
To appoint and remunerate KPMG LLP, Chartered Accountants	1,084,590	0	1,000
Nominations for director:
Iain Drummond	1,084,590	0	1,000
Altaf Nazerali	1,084,590	0	1,000
Rory Godinho	1,084,590	0	1,000
Frederick Clarke	1,084,590	0	1,000
Oliver "Buck" Revell	1,084,590	0	1,000
Robert Gordon	1,084,590	0	1,000

* includes abstentions and broker non-votes.

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

4.3+	Convertible Note Subscription Agreement dated October 1, 1999

10.1*	Incentive Stock Option Agreements dated July 7, 1998 between Imagis and each of Sandra E. Buschau, Altaf Nazerali and Ross Wilmot

10.2*	Confidentiality and Non-Competition Agreement dated February 23, 1999 among Imagis, the Former Imagis Shareholders and the principals of the Former Imagis Shareholders

10.3*	Revenue Assignment Agreement dated December 15, 1998 among Imagis, Pacific, Imagis Solutions (US) Incorporated and Imagis North West Solutions Inc.

10.4*	Agency Agreement dated March 29, 1999 among Imagis and the Agents

10.5*	Subscription Agreement dated January 26, 1999 between Imagis and Pacific Cascade Consultants Ltd.

10.6*	Subscription Agreement dated January 26, 1999 between Imagis and First Capital Invest Corp.

10.7*	Incentive Stock Option Agreements dated February 25, 1999 and March 25, 1999 between Imagis and certain directors, employees and service providers of Imagis or affiliates or subsidiaries thereof

10.8*	Consulting Services Agreement effective February 25, 1999 between Imagis and Shafiq Nazerali-Walji

10.9*	Warrant dated February 25, 1999 issued to Iain Drummond

10.10*	Warrant dated February 25, 1999 issued to Armitage and Associates

10.11*	Employment Agreement dated February 23, 1999 between Imagis and Iain Drummond

10.12*	Technology Purchase Agreement dated March 6, 1998 among Imagis Technologies Ltd., Imagis Cascade Technologies Inc. and Penelope Walker, Richard Graham and William Hawkes

10.13*	Technology Purchase Agreement dated March 6, 1998 among Imagis, Imagis Cascade Consultants, Inc. and Former Imagis Shareholders

10.14*	Share Purchase Agreement dated December 14, 1998 among Imagis, Imagis Cascade and the Former Imagis Shareholders

10.15*	Confidentiality and Standstill Agreement dated October 6, 1998 among Colloquim Capital Corp., Imagis Cascade Technologies Inc. and Former Imagis Shareholders

10.16**	Loan Agreement dated October 15, 1999 between Imagis and Rexton Corporation

10.17+	Agreement dated May 1, 2000 between Imagis and Somerset Financial Group Inc.

10.18+	Agreement dated August 15, 2000 between Imagis and GPC Communications

10.19+	Agreement dated August 21, 2000 between Imagis and Fleishman-Hillard Canada Inc.

10.20++	Imagis Technologies Inc. 2000 Stock Option Plan

10.21++	Agreement dated October 11, 2000 between Imagis and Orion Scientific Systems Inc.

10.22+++	Imagis Technologies Inc. 1999 Stock Option Plan

10.23	Form of Share Purchase Warrant

10.24	Form of Unit Subscription Agreement

16.1*	Letter to SEC dated December 10, 1998 from Elliott Tulk Pryce and Anderson regarding change in certifying accounts

99.1	Risk Factors

99.2	Form 51-901F as required by the British Columbia Securities Commission

*     Previously filed as part of Imagis' Registration Statement on Form 10-SB (File No. 000-30090).

**   Previously filed as part of Imagis' Annual Report on Form 10-KSB for the year ended December 31, 1999.
+     Previously filed as part of Imagis' Quarterly Report on Form 10-QSB for the period ended September 30, 2000.
++   Previously filed as part of Imagis' Annual Report on Form 10-KSB for the year ended December 31, 2000.
+++ Previously filed as part of Imagis' Quarterly Report on Form 10-QSB for the period ended March 31, 2001.

b)     Reports on Form 8-K

On May 7, 2001, the Company filed a Form 8-K relating to a (i) a press release dated May 2, 2001, in which the Company announced the release of the ID-2000 SDK, a software development kit that provides biometric facial recognition solutions for any application, including e-commerce, airports, customs and immigration, access control, auto theft, etc., as well as for existing Imagis markets in law enforcement and gaming, and (ii) a press release dated May 7, 2001, in which the Company announced that, further to press releases dated February 19 and March 22, 2001, the Company had completed the first closing of its private placement of Units for total proceeds to the Company of $973,000.

On May 23, 2001, the Company filed a Form 8-K relating to a press release dated March 16, 2001, in which the Company announced its partnering with API Gaming, one of North America's leading gaming consulting firms, to market the world's leading casino surveillance software application, Casino-ID, together with access to a central database of intelligence on undesirable patrons, as well as preferred and advantage players.

On June 1, 2001, the Company filed a Form 8-K, incorporating by reference, the Company's Notice of Annual General Meeting, Information Circular, Proxy and Return Card.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 9, 2001
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

4.3+	Convertible Note Subscription Agreement dated October 1, 1999

10.1*	Incentive Stock Option Agreements dated July 7, 1998 between Imagis and each of Sandra E. Buschau, Altaf Nazerali and Ross Wilmot

10.2*	Confidentiality and Non-Competition Agreement dated February 23, 1999 among Imagis, the Former Imagis Shareholders and the principals of the Former Imagis Shareholders

10.3*	Revenue Assignment Agreement dated December 15, 1998 among Imagis, Pacific, Imagis Solutions (US) Incorporated and Imagis North West Solutions Inc.

10.4*	Agency Agreement dated March 29, 1999 among Imagis and the Agents

10.5*	Subscription Agreement dated January 26, 1999 between Imagis and Pacific Cascade Consultants Ltd.

10.6*	Subscription Agreement dated January 26, 1999 between Imagis and First Capital Invest Corp.

10.7*	Incentive Stock Option Agreements dated February 25, 1999 and March 25, 1999 between Imagis and certain directors, employees and service providers of Imagis or affiliates or subsidiaries thereof

10.8*	Consulting Services Agreement effective February 25, 1999 between Imagis and Shafiq Nazerali-Walji

10.9*	Warrant dated February 25, 1999 issued to Iain Drummond

10.10*	Warrant dated February 25, 1999 issued to Armitage and Associates

10.11*	Employment Agreement dated February 23, 1999 between Imagis and Iain Drummond

10.12*	Technology Purchase Agreement dated March 6, 1998 among Imagis Technologies Ltd., Imagis Cascade Technologies Inc. and Penelope Walker, Richard Graham and William Hawkes

10.13*	Technology Purchase Agreement dated March 6, 1998 among Imagis, Imagis Cascade Consultants, Inc. and Former Imagis Shareholders

10.14*	Share Purchase Agreement dated December 14, 1998 among Imagis, Imagis Cascade and the Former Imagis Shareholders

10.15*	Confidentiality and Standstill Agreement dated October 6, 1998 among Colloquim Capital Corp., Imagis Cascade Technologies Inc. and Former Imagis Shareholders

10.16**	Loan Agreement dated October 15, 1999 between Imagis and Rexton Corporation

10.17+	Agreement dated May 1, 2000 between Imagis and Somerset Financial Group Inc.

10.18+	Agreement dated August 15, 2000 between Imagis and GPC Communications

10.19+	Agreement dated August 21, 2000 between Imagis and Fleishman-Hillard Canada Inc.

10.20++	Imagis Technologies Inc. 2000 Stock Option Plan

10.21++	Agreement dated October 11, 2000 between Imagis and Orion Scientific Systems Inc.

10.22+++	Imagis Technologies Inc. 1999 Stock Option Plan

10.23	Form of Share Purchase Warrant

10.24	Form of Unit Subscription Agreement

16.1*	Letter to SEC dated December 10, 1998 from Elliott Tulk Pryce and Anderson regarding change in certifying accounts

99.1	Risk Factors

99.2	Form 51-901F as required by the British Columbia Securities Commission

*     Previously filed as part of Imagis' Registration Statement on Form 10-SB (File No. 000-30090).
**   Previously filed as part of Imagis' Annual Report on Form 10-KSB for the year ended December 31, 1999.
+     Previously filed as part of Imagis' Quarterly Report on Form 10-QSB for the period ended September 30, 2000.
++   Previously filed as part of the Imagis' Annual Report on Form 10-KSB for the year ended December 31, 2000.
+++ Previously filed as part of Imagis' Quarterly Report on Form 10-QSB for the period ended March 31, 2001.