Form 10QSB
period 2001-09-30
IMAGIS TECHNOLOGIES INC
filed 2001-11-14
CIK 1088393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549
_________________________

FORM 10-QSB

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

_________________________

As of November 13, 2001, 15,969,799 Common Shares were issued and outstanding.

Transitional Small Business Disclosure Format (Check one):      Yes  [   ]     No  [X]

IMAGIS TECHNOLOGIES INC.

FORM 10-QSB

For the quarterly period ended September 30, 2001

INDEX

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

The following unaudited financial statements for the period ended September 30, 2001 are included in response to Item 1 and have been compiled by management.

The financial statements should be read in conjunction with the Management's Discussion and Analysis and other financial information included elsewhere in this Form 10-QSB.

IMAGIS TECHNOLOGIES INC. CONSOLIDATED BALANCE SHEETS AS AT SEPTEMBER 30, 2001 AND DECEMBER 31, 2000 (expressed in Canadian dollars)

	Sep. 30, 2001 (Unaudited)	Dec. 31, 2000

ASSETS
Current assets:
Cash	$145,119	$59,497
Accounts receivable	177,040	846,581
	322,159	906,078
Equipment	49,553	58,082
	$371,712	$964,160

LIABILITIES AND DEFICIENCY IN NET ASSETS
Current liabilities:
Accounts payable and accrued liabilities	$305,734	$566,115
Deferred revenue	114,303	64,279
Payable to related party (note 3)	51,022	-
Current portion of obligation under capital lease	-	2,226
	471,059	632,620

Advances payable	-	100,000

Payable to related parties (note 3)	649,235	1,072,317
	1,120,294	1,804,937
Deficiency in net assets:
Share capital (note 4)	7,997,880	6,329,155
Deficit	(8,746,462)	(7,169,932)
	(748,582)	(840,777)
	$371,712	$964,160

See accompanying notes to consolidated financial statements.

IMAGIS TECHNOLOGIES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2001 AND 2000
(expressed in Canadian dollars)
(Unaudited - Prepared by Management)

	Three months ended September 30,		Nine months ended September 30,
	2001	2000	2001	2000

Revenues:
Software sales	$136,000	$30,750	$985,092	292,513
Support and services	125,583	121,007	373,952	313,025
	261,583	151,757	1,359,044	605,538

Expenses:
Cost of materials and services	42,746	47,309	112,213	101,908
Sales and marketing	180,021	257,936	635,456	868,125
Technical services	156,920	159,805	549,351	462,260
Technology development	294,245	223,482	823,767	607,636
Administration	229,585	255,327	758,023	777,896
Amortization	5,214	22,168	13,524	57,057
Interest	1,608	-	43,240	-
	910,339	966,027	2,935,574	2,874,882

Loss for the period	(648,756)	(814,270)	(1,576,530)	(2,269,344)
Deficit, beginning of period	(8,097,706)	(5,614,975)	(7,169,932)	(4,159,901)
Deficit, end of period	$(8,746,462)	$(6,429,245)	$(8,746,462)	$(6,429,245)

Loss per share	$(0.04)	$(0.07)	$(0.11)	$(0.20)
Weighted average number of shares outstanding	14,526,758	12,291,705	13,815,711	11,406,750

See accompanying notes to consolidated financial statements.

IMAGIS TECHNOLOGIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2001 AND 2000
(expressed in Canadian dollars)
(Unaudited - Prepared by Management)

	Three months ended September 30,		Nine months ended September 30,
	2001	2000	2001	2000

Cash provided by (used in):
Net loss	$(648,756)	$(814,270)	$(1,576,530)	$(2,269,344)
Cash flows from operating activities:
Amortization	5,214	22,168	13,524	57,057
Accrued interest	(3,800)	-	1,022	-
Common shares issued for services	-	-	28,473	-
Changes in non-cash operating working capital:
Accounts receivable	34,023	(77,929)	669,541	(217,850)
Inventories	-	1,035	-	2,657
Accounts payable and accrued liabilities	(98,446)	238,686	(260,381)	248,228
Deferred revenue	15,365	2,068	50,024	4,397
Cash flows from operating activities	(696,400)	(628,242)	(1,074,327)	(2,174,855)

Cash flows from investing activities:
Purchase of equipment	(3,359)	(13,058)	(4,995)	(42,737)
Cash flows used in investing activities:	(3,359)	(13,058)	(4,995)	(42,737)

Cash flows from financing activities:
Issuance of common shares for cash	110,000	-	1,501,000	700,000
Share issue costs	-	-	(90,248)	(28,410)
Proceeds from exercise of options	21,667	50,501	28,000	431,502
Proceeds from exercise of warrants	137,500	436,000	201,500	1,061,200
Conversion of debentures	-	-	-	238,720
Receipt of advances payable in advance of private placement	-	-	(100,000)	-
Repayment of obligation under capital lease	-	(2,269)	(2,226)	(5,009)
Repayment of notes payable	-	-	-	(130,000)
Proceeds from related party loan	47,201	-	50,000	-
Repayment of related party loans	(45,000)	-	(423,082)	(19,247)
Cash flows provided by financing activities	271,368	484,232	1,164,944	2,248,756
Increase (decrease) in cash for the period	(428,391)	(157,068)	85,622	31,164
Cash, beginning of period	573,510	197,914	59,497	9,682
Cash, end of period	$145,119	$40,846	$145,119	$40,846

IMAGIS TECHNOLOGIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS, cont'd
FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2001 AND 2000
(expressed in Canadian dollars)
(Unaudited - Prepared by Management)

	Three months ended September 30,		Nine months ended September 30,
	2001	2000	2001	2000

Supplementary information and disclosure of non-cash financing and investing activities:
Interest paid	$-	$5	$1,459	$2,890
Income taxes paid	-	-	-	-
Non-cash transactions not reported above:
Issuance of common shares on conversion of debentures	-	-	-	228,420
Issuance of common shares for services rendered	-	-	29,000	7,296

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

On October 6, 1998, Imagis, Imagis Cascade Technologies ("Imagis Cascade"), a private Canadian company which develops and markets law enforcement and security software products, and the Imagis Cascade shareholders entered into a Confidentiality and Standstill Agreement pursuant to which Imagis was able to complete due diligence with respect to the business and affairs of Imagis Cascade. On October 16, 1998, Imagis gave notice to the Imagis Cascade shareholders of its intention to acquire all of the issued and outstanding shares of Imagis Cascade. Effective February 23, 1999, Imagis acquired 100% of the outstanding shares of Imagis Cascade and, consequently, these consolidated financial statements reflect the assets, liabilities, results of operations and cash flows of the Company and its wholly-owned subsidiary, Imagis Cascade. As the shares issued in this transaction resulted in the recipients gaining voting control over Imagis, the acquisition is accounted for as a reverse take-over in accordance with accounting principles generally accepted in Canada.

These financial statements have been prepared on a going concern basis which includes the assumption that the Company will be able to realize its assets and settle its liabilities in the normal course of business. At September 30, 2001, the Company had a deficiency in net assets of $748,582 and had a working capital deficit of $148,900. Accordingly, the Company will require continued financial support from its shareholders and creditors until it is able to generate sufficient cash flow from operations on a sustained basis. Failure to obtain ongoing support of its shareholders and creditors may make the going concern basis of accounting inappropriate in which case the Company's assets and liabilities would need to be recognized at their liquidation values. These financial statements do not include any adjustment due to this going concern uncertainty.

2.     Significant accounting policies:

The Company prepares its consolidated financial statements in accordance with generally accepted accounting principles in Canada which, except as set out in note 7, also comply, in all material respects, with accounting principles generally accepted in the United States. The consolidated financial statements reflect the following significant accounting policies:

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

IMAGIS TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(expressed in Canadian dollars)
Unaudited - Prepared by Management)

2.     Significant accounting policies, continued:

(c)     Revenue recognition:

(i)     Software sales revenue:

The Company recognizes revenue consistent with Statement of Position 97-2, "Software Revenue Recognition" issued by the American Institute of Certified Public Accountants. In accordance with this Statement, revenue is recognized when persuasive evidence of a contractual arrangement exists, title has passed, delivery and customer acceptance has occurred, the sales price is fixed or determinable and collection is reasonably assured. When software is sold under contractual arrangements that include post sales customer support, the elements are separated to the extent of the existence of vendor specific objective evidence. If such evidence does not exist, all contracted revenue is recognized as support and services revenue. The Company also provides for estimated return and warranty costs, which to date, have been nominal, on recognition of revenue.

(ii)     Support and services revenue:

Contract support and services revenue is deferred and is amortized to revenue over the period that the support and services are provided.

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

(f)     Income taxes:

The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, future tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Future tax assets and liabilities are measured using enacted or substantively enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on future tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. To the extent that it is not considered to be more likely than not that a deferred tax asset will be realized, a valuation allowance is provided.

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

IMAGIS TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(expressed in Canadian dollars)
(Unaudited - Prepared by Management)

2.     Significant accounting policies, continued:

(i)     Unaudited interim financial information:

The information reported herein as at September 30, 2001 and for the three and nine month periods ended September 30, 2001 and 2000 is unaudited. However, such financial information reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the results for the periods presented. The unaudited interim consolidated financial statements are prepared using accounting policies consistent with and should be read in conjunction with the Company's consolidated financial statements as at and for the year ended December 31, 2000 which are included in the Company's 2000 Annual Report on Form 10-KSB. Certain comparative figures have been reclassified to conform with presentation adopted in the current reporting period. Results for the interim periods ended September 30, 2001 are not necessarily indicative of what the results will be for the complete 2001 fiscal year.

3.     Payable to related parties:

Short-term
	September 30, 2001	December 31, 2000

Valor Invest Limited	$51,022	$--

The amount owing to Valor Invest Limited bears interest at 8% per annum and is repayable on December 31, 2001.

Long-term
	September 30, 2001	December 31, 2000

International Portfolio Management Inc.	$205,141	$578,222
Pacific Cascade Consultants Ltd.	444,094	494,095
	$649,235	$1,072,317

The amounts owing to International Portfolio Management Inc. and Pacific Cascade Consultants Ltd. are non-interest bearing, unsecured and have no specific terms of repayment.

4.     Share capital:

(a)     Authorized:

100,000,000 common shares without par value

IMAGIS TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(expressed in Canadian dollars)
(Unaudited - Prepared by Management)

4.     Share capital, continued:

(b)     Issued:
	Number of shares	Amount

Balance, December 31, 1999	8,958,214	3,223,995
Issued during the year for cash:
On private placement	875,000	700,000
On debt conversion, including value assigned to warrants on issuance	930,000	730,200
Options exercised	442,170	442,170
Warrants exercised	1,749,000	1,261,200
Issued for services related to private placement	11,581	7,296
Share issuance costs	--	(35,706)
Balance, December 31, 2000	12,965,965	6,329,155
Issued during the period for cash:
Options exercised	28,000	28,000
Warrants exercised	205,000	201,500
On private placement	1,501,000	1,501,000
Issued as bonus shares per loan agreement	20,000	29,000
Share issuance costs	--	(90,775)
Balance, September 30, 2001	14,719,965	$7,997,880

(c)     Escrowed shares:

As at September 30, 2001, 270,670 common shares are being held in escrow. These shares will be released on February 23, 2002.

(d)     Warrants:
December 31, 2000	Granted	Exercised	Expired	September 30, 2001	Exercise price	Expiry date
266,666	--	--	--	266,666	$1.25	February 23, 2002
133,334	--	--	--	133,334	$1.25	February 23, 2003
80,000	--	(80,000)	--	--	$0.80	--
200,000	--	--	(200,000)	--	--	--
50,000	--	--	--	50,000	$4.00	June 16, 2002
--	1,601,000	(125,000)	--	1,476,000	$1.10	Various to May 6, 2003
730,000	1,601,000	(205,000)	(200,000)	1,926,000

(e)     Options:
December 31, 2000	Granted	Exercised	Expired	September 30, 2001	Exercise price	Expiry date
230,000	--	--	--	230,000	$0.30	July 6, 2003
646,164	650,000	(28,000)	(11,666)	1,256,498	$1.00	Various to August 30, 2006
575,000	480,000	--	(475,000)	580,000	$1.50 to $2.90	Various to December 30, 2005
1,451,164	1,130,000	(28,000)	(486,666)	2,066,498

IMAGIS TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(expressed in Canadian dollars)
(Unaudited - Prepared by Management)

5.     Related party transactions not disclosed elsewhere are as follows:

(a)     included in accounts payable and accrued liabilities is $74,031 which is due to companies with a director in common.

(b)     included in administration expense is $182,137 for payments made to companies with a director in common for services rendered to the Company.

6.     Subsequent events:

(a)     On October 5, 2001 11,667 options were exercised at a price of $1.00 per option for total proceeds to the Company of $11,667.

(b)     On October 5, 2001 10,000 warrants were exercised at a price of $1.10 per warrant for total proceeds to the Company of $11,000.

(c)     On October 12, 2001, the Company paid $51,150 to Valor Invest Limited to retire the short-term loan that was outstanding on September 30, 2001, including an additional $28 in interest that was payable for the period from October 1 to October 12.

(d)     On October 15, 2001 145,500 warrants were exercised at a price of $1.10 per warrant for total proceeds to the Company of $160,050.

(e)     On October 16, 2001 5,000 options were exercised at a price of $1.00 per option for total proceeds to the Company of $11,667.

(f)     On October 22, 2001 8,500 options were exercised at a price of $1.00 per option for total proceeds to the Company of $8,500.

(g)     On October 23, 2001 100,000 options were exercised at a price of $1.50 per option and 5,000 options were exercised at a price of $1.00 per option for total proceeds to the Company of $155,000.

(h)     On October 24, 2001 the Company announced that it has arranged, subject to regulatory approval, a private placement of 1,612,903 Special Warrants at a price of $2.17 per Special Warrants for total proceeds of $3,500,000. The Special Warrants will be exercisable, for no additional consideration, into one common share and one half of a non-transferable share purchase warrant. Each whole warrant will entitle the holder thereof to acquire on additional common share in the capital of the Company at an exercise price of $2.55 for a period of one year from the date the underlying shares are qualified by a prospectus.

(i)     On October 24, 2001 380,000 warrants were exercised at a price of $1.10 per warrant for total proceeds to the Company of $418,000.

(j)     On October 29, 2001 100,000 options were exercised at a price of $1.50 per option for total proceeds to the Company of $150,000.

(k)     On October 30, 2001 115,000 warrants were exercised at a price of $1.10 per warrant for total proceeds to the Company of $126,500.

(l)     On October 31, 2001 the Company announced that it has renegotiated the terms of the non-brokered portion of the private placement that was announced on October 24, 2001. The non-brokered portion of the private placement has been increased to $497,650 and will now be for units rather than Special Warrants at $2.17 per unit. Each unit consists of one common share and one half of a non-transferable share purchase warrant, with each whole warrant entitling the holder thereof to acquire one additional common share in the capital of the Company at an exercise price of $2.55 for a period of one year from the date on which the warrants are issued.

IMAGIS TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(expressed in Canadian dollars)
(Unaudited - Prepared by Management)

6.     Subsequent events, continued:

(m)     On November 1, 2001 45,000 warrants were exercised at a price of $1.10 per warrant for total proceeds to the Company of $49,500.

(n)     On November 6, 2001 the Company announced that API Technologies LLC ("API") will purchase the rights to Imagis' Casino-ID product and will pay royalty fees to Imagis associated with API product sales that incorporate the Casino-ID software application.

(o)     On November 8, 2001 49,500 warrants were exercised at a price of $1.10 per warrant for total proceeds to the Company of $54,450.

(p)     On November 9, the Company completed its private placement of Special Warrants, further to news releases dated October 24, 2001 and October 31, 2001. Under the brokered portion of the private placement, Imagis has issued 1,427,682 special warrants at a price of $2.17 per special warrant, with each special warrant being convertible into one common share and one-half of a non-transferable share purchase warrant. Each whole warrant entitles the holder thereof to acquire an additional common share for a period of one year from the date the underlying shares are qualified for resale at a price of $2.55 per share. Imagis paid its agents a cash commission of the gross proceeds and has issued Agents' Compensation Options entitling them to collectively purchase 142,768 common shares at a price of $2.17 per share for a period of one year following the qualification date.

The non-brokered portion of the private placement was for 229,332 units at a price of $2.17 per unit, with each unit comprised of one common share and one-half of a warrant. Each whole warrant entitles the holders thereof to acquire an additional common share at a price of $2.55 per share for a term expiring on November 9, 2002.

(q)     On November 13, 2001 250,000 warrants were exercised at a price of $1.10 per warrant for total proceeds to the Company of $275,000.

(r)     On November 13, 2001 24,667 options were exercised at a price of $1.00 per option for total proceeds to the Company of $24,667.

IMAGIS TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(expressed in Canadian dollars)
(Unaudited - Prepared by Management)

 7.     United States generally accepted accounting principles:

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in Canada ("Canadian GAAP") which differ in certain respects with accounting principles generally accepted in the United States ("U.S. GAAP"). See note 14 of the Company's 2000 Annual Report on Form 10-KSB for a qualitative description of material differences between Canadian and U.S. GAAP. The effect of these accounting differences on deficit, loss and loss per share under United States accounting principles are as follows:
	September 30, 2001	December 31, 2000
Deficit, Canadian GAAP	$(8,746,462)	$(7,169,932)
Cumulative stock based compensation	(1,005,340)	(904,501)
Beneficial conversion options	(208,200)	(208,200)
Warrants issued for services	(722,000)	(722,000)
Deficit, U.S. GAAP	$(10,682,002)	$(9,004,633)
	Three months ended September 30,		Nine months ended September 30,
	2001	2000	2001	2000

Loss for the period, Canadian GAAP	$(648,756)	$(814,270)	$(1,576,530)	$(2,269,344)
Stock-based Compensation	(15,504)	(4,705)	(100,839)	(780,891)
Beneficial conversion Options	--	--	--	(208,200)
Warrants issued for Services	--	--	--	(722,000)
Loss for the year, U.S. GAAP	(664,260)	(818,975)	(1,677,369)	(3,980,435)
Loss per share, U.S. GAAP	(0.04)	(0.07)	(0.12)	(0.35)

Item 2.     Management's Discussion and Analysis or Plan of Operations

Forward Looking Statements:

Statements in this Quarterly Report on Form 10-QSB, including those concerning Imagis Technologies Inc.'s (the "Company" or "Imagis") expectations of results of the Company's operations in future periods, the amount and timing of revenues and earnings in future periods, future sales, gross profits, sales and marketing expenses, technical services expenses, technology development expenses, administration expenses, product introductions and cash requirements include certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. As such, the Company's actual results may vary materially from expectations as a result of certain factors including, but not limited to, the failure of the market for the Company's products to grow as anticipated; product pricing or other initiatives of the Company's competitors; the possibility that the Company's other customers defer purchasing decisions due to economic or other conditions or will purchase products offered by the Company's competitors; product development, product pricing or other initiatives of the Company's competitors; variations in the level of orders which can be affected by general economic conditions and in the markets served by the Company's customers; international economic and political climates; difficulties or delays in the functionality or performance of the Company's products; the Company's timing of future product releases or improvements; the Company's failure to respond adequately to either changes in technology or customer preferences; changes in our pricing; the Company's ability to manage growth; risk of nonpayment of accounts receivable; changes in budgeted costs and the factors listed on Exhibit 99.1 to this Quarterly Report, which are hereby incorporated by reference in this Quarterly Report.

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

About Imagis

Imagis is a developer and marketer of software applications, and of advanced biometric facial recognition software in a software development toolkit. These software applications provide a range of security solutions for various industry sectors including airports, law enforcement, customs, immigration and other government agencies. Imagis currently has over 130 national and international installations with in excess of a thousand users of its biometric facial recognition technology, including at Toronto's Pearson International Airport, the world's sixteenth busiest airport and at Oakland International Airport, which serves more than 10 million travelers per year. Imagis markets its products through a network of business partners, located in North America, Asia, Europe and Latin America. Imagis' Chairman is Oliver "Buck" Revell, who served for over 30 years in the FBI, and during his career advanced to the number two-career post of Associate Deputy Director.

About ID-2000

Imagis' ID-2000 uses more than 200 facial descriptors, generated from its sophisticated image analysis algorithm, to capture, compare and display an individual's face against a database quickly and efficiently. ID-2000 allows an individual to be identified in seconds, using only an image or photograph as the primary search criterion. Extensive links enable the database to be mined further to display details of aliases, associates, vehicles, as well as images of other distinguishing features such as marks, scars and tattoos.

ID-2000 is available as an option within any of Imagis' existing image software products, including CABS-Computerized Arrest and Booking System, Secure-ID, and Envisage. ID-2000 can also be embedded into existing access control applications or other secure databases combined with encryption protocols or other biometrics, by means of Imagis' ID-2000 SDK Toolkit. This multi-layered approach, allows users to enhance existing security solutions or create new applications in response to today's global security issues.

ID-2000

  Allows the user to search databases containing 1 million records in under 5 seconds;
  Permits use of any image source - direct digital input, scanned photographs, direct analog or digital camera input or any other source image with a minimum of 200 pixels;
  Interfaces on a secure basis with local, regional, national and international databases; and
  Provides an open architecture to allow ID-2000 to be easily integrated into existing windows-based applications.

The Company believes that there is a growing interest in biometric facial recognition products and other similar security products due to the perceived need for increased security in certain venues worldwide, including airports. The Company believes that its commercially available ID-2000 product group, including both custom applications of ID-2000 and an SDK format made available this year are well-suited for these demanding security applications. As part of the Company's progressing research and development, the Company has increased its technology development staff count and continues to search for qualified people to assist with further enhancement and increased performance under adverse conditions, principally poor lighting, motion and non-frontal images, and plans to introduce a significant upgrade in the fourth quarter of this year.

There can be no assurance, however, that the Company's products will compete successfully with alternative products and technologies or that the market for sophisticated security products will continue to grow as expected in the future.

Comparison of Results of Operations for the three months ended September 30, 2001 and 2000:

Revenues:

The Company's revenues for the quarter ended September 30, 2001 were $261,583, compared to $151,757 for the quarter ended September 30, 2000, which represents an increase of approximately 72%. Sales of the Company's software increased approximately 342% to $136,000 for the quarter ended September 30, 2001, compared to only $30,750 for the quarter ended September 30, 2000. The increase reflects increased sales of the Company's biometric ID-2000 product in the current year. The Company's biometric ID-2000 was introduced in 2000 and sales were minimal in that year. Support and services revenues were $125,583 for the quarter ended September 30, 2001, which is slightly better when compared to $121,007 for the quarter ended September 30, 2000.

Operating expenses:

The Company's operating expenses for the quarter ended September 30, 2001 were $910,339, compared to $966,027 for the quarter ended September 30, 2000, which represents an decrease of approximately 6%, primarily due to lower sales and marketing costs. Operating expenses include cost of materials and services, sales and marketing, technical services, technology development, administration, amortization and interest.

Cost of materials and services:

The Company's materials and service costs in conjunction with the support services that it provides to customers for the quarter ended September 30, 2001 were $42,746, compared to $47,309 for the quarter ended September 30, 2000, which represents an decrease of approximately 10%. These costs represent materials purchased in the quarter related to the Alameda installation.

Sales and marketing:

The Company's sales and marketing costs for the quarter ended September 30, 2001 were $180,021, compared to $257,936 for the quarter ended September 30, 2000, which represents a decrease of approximately 30%. This decrease resulted primarily from lower travel, tradeshow exhibit and marketing material costs. The Company expects that costs will increase somewhat in the fourth quarter as a result of completion of a financing on November 9, 2001.

Technical services:

The Company's technical services costs for the quarter ended September 30, 2001 were $156,920, compared to $159,805 for the quarter ended September 30, 2000, representing a 2% reduction this quarter. The technical services group oversees and assists the Company's strategic partners with the installation of Imagis' products and also provides users any technical support they may require under annual support contracts. Technical services costs include salaries, facilities and travel.

Technology Development:

The Company's technology development costs for the quarter ended September 30, 2001 were $294,245, compared to $223,482 for the quarter ended September 30, 2000, which represents an increase of approximately 32%. This increase over the prior period reflects costs associated with several additions to staff over the prior period and higher infrastructure costs incurred for additional space and equipment for these new staff members. During the current year, the Company completed the conversion of its core technology into a software development kit (SDK) format that permits a far broader range of applications of this facial recognition software. In addition, the group is developing greater functionality in the ID-2000 product for release in the fourth quarter of this year.

Administration:

The Company's administration costs for the quarter ended September 30, 2001 were $229,585, which is 10% lower than the costs of $255,327 incurred in the quarter ended September 30, 2000. Administrative costs include staff salaries, professional fees, facility and support costs, and shareholder and regulatory costs. The reduction is primarily the result of lower consulting and travel costs in 2001. All other costs were essentially in line with the prior year period.

Amortization:

The Company's amortization costs for the quarter ended September 30, 2001 were $5,214, compared to $22,168 for the quarter ended September 30, 2000. This decrease in amortization expense reflects a strategy, following the acquisition of Imagis-Cascade, to lease all new equipment. The Company's existing fixed assets are almost fully depreciated at this time.

Interest:

The Company's interest costs for the quarter ended September 30, 2001 were $1,608, compared to no such costs for the quarter ended September 30, 2000. The interest costs are related to advances from related parties.

Net Loss for the Period:

The Company's net loss for the quarter ended September 30, 2001 was $648,756, or $0.04 per share, compared to $814,270, or $0.07 per share, for the quarter ended September 30, 2000.

Comparison of Results of Operations for the nine-month periods ended September 30, 2001 and 2000:

Revenues:

The Company's revenues for the nine-month period ended September 30, 2001 were $1,359,044, compared to $605,538 for the nine-month period ended September 30, 2000, which represents an increase of approximately 124%. Sales of the Company's software increased approximately 236% to $985,092 for the nine-month period ended September 30, 2001, compared to $292,513 for the nine-month period ended September 30, 2000. As noted in the commentary for the three-month period, the increase reflects increased sales of the Company's biometric ID-2000 product in the current year. ID-2000 was introduced in 2000 and sales were minimal in that year. Support and services increased approximately 19% to $373,952 for the nine-month period ended September 30, 2001, compared to $313,025 for the nine-month period ended September 30, 2000, due to increased annual support revenues from the Company's growing customer base.

Operating expenses:

The Company's operating expenses increased for the nine-month period ended September 30, 2001 to $2,935,574, compared to $2,874,882 for the nine-month period ended September 30, 2000, which represents an increase of approximately 2%, essentially attributable to significantly higher technology development expenditures.

Cost of materials and services:

The Company's materials and service costs in conjunction with the support services that it provides to customers for the nine-month period ended September 30, 2001 were $112,213, compared to $101,908 for the nine-month period ended September 30, 2000. These costs are incurred primarily for outside services in conjunction with the support provided to users. As noted above, the costs for the nine months in 2001 include approximately $40,000 for purchases related to the Alameda.

Sales and marketing:

The Company's sales and marketing costs for the nine-month period ended September 30, 2001 were $635,456, compared to $868,125 for the nine-month period ended September 30, 2000, which represents a decrease of approximately 27%. This decrease resulted primarily from lower travel, tradeshow exhibit and marketing material costs. The Company completed a financing on November 9, 2001 to raise additional working capital to significantly expand its sales and marketing efforts and also the development of its technology.

Technical services:

The Company's technical services costs for the nine-month period ended September 30, 2001 were $549,351, compared to $462,260 for the nine-month period ended September 30, 2000, which represents an increase of approximately 19%. The higher costs during the current period reflect the travel costs incurred in support of the installation of the Company's Alameda County sale.

Technology Development:

The Company's technology development costs for the nine-month period ended September 30, 2001 were $823,767, compared to $607,636 for the nine-month period ended September 30, 2000, which represents an increase of approximately 36%. This increase in the current year reflects costs for several additions to staff and higher infrastructure costs incurred for additional space and equipment.

Administration:

The Company's administration costs for the nine-month period ended September 30, 2001 were $758,023, compared to $777,896 for the nine-month period ended September 30, 2000. Costs for travel were significantly higher in 2001, however, the increase was offset by lower consulting costs and professional fees. All other costs were essentially in line with the prior year period.

Amortization:

The Company's amortization costs for the nine-month period ended September 30, 2001 were $13,524, compared to $57,057 for the nine-month period ended September 30, 2000. This decrease reflects the Company's use of operating leases for virtually all of its equipment needs. The Company's existing fixed assets are substantially depreciated at this time.

Interest:

The Company's interest costs for the nine-month period ended September 30, 2001 were $43,240, compared to no such costs for the nine-month period ended September 30, 2000.

Net Loss for the Period:

The Company's net loss for the nine-month period ended September 30, 2001 was $1,576,530, or $0.11 per share, compared to $2,269,344, or $0.20 per share, for the nine-month period ended September 30, 2000.

Liquidity and Capital Resources:

The Company finances its operations and capital expenditures with cash generated from operations and private placements of its securities. The Company's cash position at the beginning of the year was $59,497. Due to a general weakening in financial markets in the first quarter of this fiscal year, the completion of the Company's planned private placement was delayed. In the interim, the Company arranged for a line of credit of up to $200,000 from related parties and received $145,000 from this line during the first quarter. As compensation for advancing funds by the related parties under this credit arrangement, the Company issued 20,000 common shares at the then current market price for a net value of $28,473. This amount represents a non-cash cost to the Company.

During the second quarter, the Company was successful in completing its private placement with net proceeds to the Company of $1,300,752, after subtracting the funds already advanced to the Company. The Company sold 1,391,000 units (the "Units") at a price per Unit of $1.00, with each Unit consisting of one (1) common share of the Company and one (1)

non-transferable share purchase warrant of the Company exercisable at a price per share of $1.10 for a period of one (1) year from the closing date.

In the third quarter, a small private placement was completed for 100,000 common shares of the Company raising $110,000. In addition, cash was received in the quarter from the exercise of 21,667 options at $1.00 and 125,000 warrants priced at $1.10 that added cash aggregating $159,167. For the nine month period ended September 30, 2001, gross proceeds from common stock financing totaled $1,501,000, and from the exercise of options and warrants, $229,500.

From these funds, the Company made partial payments totaling $423,082 on various loans from related parties. Consequently, net cash inflows from financing activities for the nine month period ended September 30, 2001 amounted to $1,164,944.

In regard to operating activities, while the Company's operating loss for the nine months ended September 30, 2001 was $1,576,530, its impact on cash resources was significantly reduced by adjustments for non-cash working capital items. These adjustments primarily consisted of an increase in the Company's accounts receivable of $669,541, such that the net reduction in cash from the Company's first nine months operating loss was lowered to $1,074,327.

The Company's financing activities exceeded its operating loss for the nine month period ended September 30, 2001 after adjustments, as noted above, and as a result, Imagis' cash resources rose $85,622 in such nine month period to $145,119 as of September 30, 2001.

On November 9, 2001, the Company completed a private placement (the "Special Warrant Private Placement") of 1,656,914 special warrants (the "Special Warrants") at a purchase price of $2.17 per Special Warrant, with each Special Warrant consisting of one (1) Common Share and one-half (1/2) of a non-transferable share purchase warrant, that resulted in gross proceeds to the Company of $3,595,720.40. Of the Special Warrants, 1,427,682 were sold through placement agents (the "Brokered Special Warrants"). As compensation for the sale of the Brokered Special Warrants, the placement agents received (i) a cash commission of eight percent (8%) of the gross proceeds received by the Company from the sale of the Brokered Special Warrants and (ii) options entitling them to purchase up to an aggregate of 142,768 Common Shares at a price per share of $2.17 for a period of one year following the date on which the Brokered Special Warrants become qualified for resale under applicable Canadian securities laws.

The Company intends to use the proceeds of the Special Warrant Private Placement to expand its sales and marketing activities, to add additional developers to its research and development department and to accelerate its business opportunities in the law enforcement, airport and security markets. The Company believes that its projected revenues and proceeds from the Special Warrant Private Placement will be sufficient to meet its working capital requirements in fiscal 2002.

The Company believes that future cash flows, in addition to funds on hand, will provide sufficient funds to meet the Company's cash requirements for at least one (1) year on a going forward basis. The Company currently does not have any loans or lines of credit with third parties. The Company has no material additional capital expenditure commitments. The Company may look to obtain additional equity or debt financing to fund future growth, which may or may not be available on attractive terms, or at all, and may be dilutive to current or future shareholders.

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

Comparison of Results of Operations for the six-month periods ended June 30, 2001 and 2000:

Revenues:

The Company's revenues for the six-month period ended June 30, 2001 were $1,097,461, compared to $453,781 for the six-month period ended June 30, 2000, which represents an increase of approximately 142%. Sales of the Company's software increased approximately 224% to $849,092 for the six-month period ended June 30, 2001, compared to $261,763 for the six-

month period ended June 30, 2000. Support and services increased approximately 29% to $248,369 for the six-month period ended June 30, 2001, compared to $192,018 for the six-month period ended June 30, 2001.

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

Item 2.     Changes in Securities.

a)     None

b)     None

c)     During the quarter ended September 30, 2001, the Company sold 110,000 Units to an individual investor at a price per unit of $1.00 pursuant to a private placement. This private placement had three closing dates, with 973,000 Units sold on April 26, 2001, 418,000 Units sold on May 7, 2001, and 110,000 Units sold on August 15, 2001. The agent for this private placement was also granted a warrant to purchase up to 100,000 common shares of the Company at a price per share of $1.10 for a period of one (1) year.

On August 30, 2001, the Company granted 650,000 options under its 2000 Stock Option Plan to employees and consultants of the Company that are exercisable at a price of Cdn$1.00 and expire on August 30, 2006.

During the quarter ended September 30, 2001, 21,667 previously granted stock options were exercised at a price of $1.00 for total proceeds to the Company of $21,667.

Also during the quarter ended September 30, 2001, 125,000 previously granted warrants were exercised at a price of $1.10 for total proceeds to the Company of $137,500.

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

None

Item 5.     Other Information

None

Item 6.     Exhibits and Reports Filed on Form 8-K

a)     Exhibits
3.1(1)	Articles of Incorporation
4.1(1)	Shareholder Agreement dated February 23, 1999 among the Original Shareholders and the Former Imagis Shareholders
4.2(1)

Escrow Agreement for a Venture Capital Pool Issuer dated July 3, 1998 among Colloquium Capital Corp., CIBC Mellon Trust Company and Sandra Buschau, Altaf Nazerali, Shafiq Nazerali, Rory Godinho and Ross Wilmot

4.3(3)	Convertible Note Subscription Agreement dated October 1, 1999
10.1(1)	Incentive Stock Option Agreements dated July 7, 1998 between Imagis and each of Sandra E. Buschau, Altaf Nazerali and Ross Wilmot
10.2(1)	Confidentiality and Non-Competition Agreement dated February 23, 1999 among Imagis, the Former Imagis Shareholders and the principals of the Former Imagis Shareholders
10.3(1)	Revenue Assignment Agreement dated December 15, 1998 among Imagis, Pacific, Imagis Solutions (US) Incorporated and Imagis North West Solutions Inc.
10.4(1)	Agency Agreement dated March 29, 1999 among Imagis and the Agents
10.5(1)	Subscription Agreement dated January 26, 1999 between Imagis and Pacific Cascade Consultants Ltd.
10.6(1)	Subscription Agreement dated January 26, 1999 between Imagis and First Capital Invest Corp.
10.7(1)	Incentive Stock Option Agreements dated February 25, 1999 and March 25, 1999 between Imagis and certain directors, employees and service providers of Imagis or affiliates or subsidiaries thereof
10.8(1)	Consulting Services Agreement effective February 25, 1999 between Imagis and Shafiq Nazerali-Walji
10.9(1)	Warrant dated February 25, 1999 issued to Iain Drummond
10.10(1)	Warrant dated February 25, 1999 issued to Armitage and Associates
10.11(1)	Employment Agreement dated February 23, 1999 between Imagis and Iain Drummond
10.12(1)	Technology Purchase Agreement dated March 6, 1998 among Imagis Technologies Ltd., Imagis Cascade Technologies Inc. and Penelope Walker, Richard Graham and William Hawkes
10.13(1)	Technology Purchase Agreement dated March 6, 1998 among Imagis, Imagis Cascade Consultants, Inc. and Former Imagis Shareholders
10.14(1)	Share Purchase Agreement dated December 14, 1998 among Imagis, Imagis Cascade and the Former Imagis Shareholders
10.15(1)	Confidentiality and Standstill Agreement dated October 6, 1998 among Colloquim Capital Corp., Imagis Cascade Technologies Inc. and Former Imagis Shareholders

10.16(2)	Loan Agreement dated October 15, 1999 between Imagis and Rexton Corporation
10.17(3)	Agreement dated May 1, 2000 between Imagis and Somerset Financial Group Inc.
10.18(3)	Agreement dated August 15, 2000 between Imagis and GPC Communications
10.19(3)	Agreement dated August 21, 2000 between Imagis and Fleishman-Hillard Canada Inc.
10.20(4)	Imagis Technologies Inc. 2000 Stock Option Plan
10.21(4)	Agreement dated October 11, 2000 between Imagis and Orion Scientific Systems Inc.
10.22(5)	Imagis Technologies Inc. 1999 Stock Option Plan
10.23(6)	Form of Share Purchase Warrant
10.24(6)	Form of Unit Subscription Agreement
99.1	Risk Factors
99.2	Form 51-901F as required by the British Columbia Securities Commission

(1)     Previously filed as part of Imagis' Registration Statement on Form 10-SB (File No. 000-30090).
(2)     Previously filed as part of Imagis' Annual Report on Form 10-KSB for the year ended December 31, 1999.
(3)     previously filed as part of Imagis' Quarterly Report on Form 10-QSB for the period ended September 30, 2000.
(4)     Previously filed as part of Imagis' Annual Report on Form 10-KSB for the year ended December 31, 2000.
(5)     previously filed as part of Imagis' Quarterly Report on Form 10-QSB for the period ended March 31, 2001.
(6)     previously filed as part of Imagis' Quarterly Report on Form 10-QSB for the period ended June 30, 2001.

b)     Reports on Form 8-K

On August 2, 2001, the Company filed a Form 8-K relating to a press release dated July 10, 2001, in which the Company announced that, along with its business partner, ORION Scientific Systems, the Company had been chosen to provide an integrated imaging-based law enforcement solution to the Huntington Beach Police Department in California.

On August 16, 2001, the Company filed a Form 8-K relating to a press release dated July 24, 2001, in which the Company announced that, along with its business partner, ORION Scientific Systems, the Oakland Police Department is now operational with Imagis' CABS/ID-2000 suite of law enforcement products and facial recognition technology.

On August 24, 2001, the Company filed a Form 8-K relating to (i) a press release dated July 31, 2001, in which the Company announced the signing of a Master Distributor Agreement with the biometric subsidiary of the Hong Kong-based Cheung Kong Infrastructure Holdings (CKI) group of companies; and (ii) a press release dated August 15, 2001, in which the Company announced that it had completed the final closing of its private placement in the amount of 110,000 units at $1.00 per unit for total proceeds of $110,000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 13, 2001
IMAGIS TECHNOLOGIES INC.

/s/ Iain Drummond
Iain Drummond President and Chief Executive Officer

/s/ Ross Wilmot
Ross Wilmot Chief Financial Officer

EXHIBIT INDEX
Exhibit No.	Description
3.1(1)	Articles of Incorporation
4.1(1)	Shareholder Agreement dated February 23, 1999 among the Original Shareholders and the Former Imagis Shareholders
4.2(1)

Escrow Agreement for a Venture Capital Pool Issuer dated July 3, 1998 among Colloquium Capital Corp., CIBC Mellon Trust Company and Sandra Buschau, Altaf Nazerali, Shafiq Nazerali, Rory Godinho and Ross Wilmot

4.3(3)	Convertible Note Subscription Agreement dated October 1, 1999
10.1(1)	Incentive Stock Option Agreements dated July 7, 1998 between Imagis and each of Sandra E. Buschau, Altaf Nazerali and Ross Wilmot
10.2(1)	Confidentiality and Non-Competition Agreement dated February 23, 1999 among Imagis, the Former Imagis Shareholders and the principals of the Former Imagis Shareholders
10.3(1)	Revenue Assignment Agreement dated December 15, 1998 among Imagis, Pacific, Imagis Solutions (US) Incorporated and Imagis North West Solutions Inc.
10.4(1)	Agency Agreement dated March 29, 1999 among Imagis and the Agents
10.5(1)	Subscription Agreement dated January 26, 1999 between Imagis and Pacific Cascade Consultants Ltd.
10.6(1)	Subscription Agreement dated January 26, 1999 between Imagis and First Capital Invest Corp.
10.7(1)	Incentive Stock Option Agreements dated February 25, 1999 and March 25, 1999 between Imagis and certain directors, employees and service providers of Imagis or affiliates or subsidiaries thereof
10.8(1)	Consulting Services Agreement effective February 25, 1999 between Imagis and Shafiq Nazerali-Walji
10.9(1)	Warrant dated February 25, 1999 issued to Iain Drummond
10.10(1)	Warrant dated February 25, 1999 issued to Armitage and Associates
10.11(1)	Employment Agreement dated February 23, 1999 between Imagis and Iain Drummond
10.12(1)	Technology Purchase Agreement dated March 6, 1998 among Imagis Technologies Ltd., Imagis Cascade Technologies Inc. and Penelope Walker, Richard Graham and William Hawkes
10.13(1)	Technology Purchase Agreement dated March 6, 1998 among Imagis, Imagis Cascade Consultants, Inc. and Former Imagis Shareholders
10.14(1)	Share Purchase Agreement dated December 14, 1998 among Imagis, Imagis Cascade and the Former Imagis Shareholders
10.15(1)	Confidentiality and Standstill Agreement dated October 6, 1998 among Colloquim Capital Corp., Imagis Cascade Technologies Inc. and Former Imagis Shareholders

10.16(2)	Loan Agreement dated October 15, 1999 between Imagis and Rexton Corporation
10.17(3)	Agreement dated May 1, 2000 between Imagis and Somerset Financial Group Inc.
10.18(3)	Agreement dated August 15, 2000 between Imagis and GPC Communications
10.19(3)	Agreement dated August 21, 2000 between Imagis and Fleishman-Hillard Canada Inc.
10.20(4)	Imagis Technologies Inc. 2000 Stock Option Plan
10.21(4)	Agreement dated October 11, 2000 between Imagis and Orion Scientific Systems Inc.
10.22(5)	Imagis Technologies Inc. 1999 Stock Option Plan
10.23(6)	Form of Share Purchase Warrant
10.24(6)	Form of Unit Subscription Agreement
99.1	Risk Factors
99.2	Form 51-901F as required by the British Columbia Securities Commission

(1)     Previously filed as part of Imagis' Registration Statement on Form 10-SB (File No. 000-30090).
(2)     Previously filed as part of Imagis' Annual Report on Form 10-KSB for the year ended December 31, 1999.
(3)     Previously filed as part of Imagis' Quarterly Report on Form 10-QSB for the period ended September 30, 2000.
(4)     Previously filed as part of the Imagis' Annual Report on Form 10-KSB for the year ended December 31, 2000.
(5)     previously filed as part of Imagis' Quarterly Report on Form 10-QSB for the period ended March 31, 2001.
(6)     Previously filed as part of Imagis' Quarterly Report on Form 10-QSB for the period ended June 30, 2001.