Form 10KSB
period 2001-12-31
IMAGIS TECHNOLOGIES INC
filed 2002-03-21
CIK 1088393

UNITED STATES
U.S. SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549
_________________________

FORM 10-KSB

(Mark one)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2001

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

The Issuer's revenues for its most recent fiscal year were Cdn$2,080,704.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of March 18, 2002 was Cdn$43,741,497. The number of shares outstanding of each of the Issuer's classes of equity as of March 18, 2002 was 17,287,410 common shares.

IMAGIS TECHNOLOGIES INC.

FORM 10-KSB

For the Year Ended December 31, 2001

INDEX

NOTE REGARDING FORWARD LOOKING STATEMENTS

Except for statements of historical fact, certain information contained herein constitutes "forward-looking statements," including without limitation statements containing the words "believes," "anticipates," "intends," "expects," and words of similar import, as well as all projections of future results. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results or achievements of the Issuer to be materially different from any future results or achievements of the Issuer expressed or implied by such forward-looking statements. Such factors include, but are not limited to the following: the Issuer's limited operating history, need for additional financing, history of losses, dependence on a small number of customers, risks involving new product development, competition, management of growth and integration, risks of technological change, dependence on key personnel, risks involving lengthy sales cycles, marketing relationships and third-party suppliers, its ability to protect its intellectual property rights, exchange rate fluctuations, risks of software defects, risks associated with product liability, the directors' and officers' involvement in other projects, the strategic alliance with Sanyo Semiconductor Company and Intacta Technologies Inc. to form SecurityART Inc., the volatility of the Company's share price, certain shareholders' exercise of control over certain matters and the other risks and uncertainties described under "Description of Business - Risk Factors" in this Form 10-KSB. Certain of the forward-looking statements contained in this annual report are identified with cross-references to this section and/or to specific risks identified under "Description of Business - Risk Factors."

CURRENCY AND EXCHANGE RATES

The following table sets forth the high and low exchange rates for one (1) Canadian dollar expressed in terms of one (1) United States dollar for each of the last six (6) months.

	February 2002	January 2002	December 2001	November 2001	October 2001	September 2001

High for the month	.6322	.6316	.6418	.6341	.6430	.6487
Low for the month	.6200	.6175	.6227	.6228	.6325	.6322

Exchange rates are based upon the noon buying rate in New York City for cable transfers in foreign currencies as certified for customs purposes by the Federal Reserve Bank of New York. The noon rate of exchange on March 18, 2002 as reported by the United States Federal Reserve Bank of New York for the conversion of Canadian dollars into United States dollars was Cdn$1.00 = US$0.6298. The Issuer prepares its financial statements in Canadian Dollars ("Cdn"). Unless otherwise indicated in this annual report on Form 10-KSB (the "Annual Report" or "Form 10-KSB"), all references herein are to Canadian Dollars.

Item 1.     Description of Business.

Imagis Technologies Inc. (the "Company"), a British Columbia corporation, is a developer and marketer of software applications and advanced biometric facial recognition software solutions both as products and as a Software Development Kit. These applications provide a range of security solutions in various industry sectors including airports, law enforcement, customs, immigration and other government agencies, and gaming. The Company's principal product is its facial recognition and image identification system, ID-2000™, which has facial recognition capabilities that enable users to use computer technology to identify individuals for processing, documenting, record keeping, database management, verifying identities and other tasks performed by law enforcement, security and gaming industry personnel. See "Business of the Company."

History of the Company

Incorporation/Name Changes/Initial Business

The Company was incorporated on March 23, 1998, as a British Columbia corporation under the name 561648 B.C. Ltd., and commenced trading on the Vancouver Stock Exchange (the "VSE") on September 29, 1998 as a Venture Capital Pool ("VCP"). A VCP is a "blind pool" company formed by qualified individuals that raises funds through an initial public offering ("IPO") of securities, the proceeds of which must be used primarily to investigate business opportunities for acquisition by the VCP. As a VCP, The Company's sole business from the time of incorporation was to investigate business opportunities with a view to completing a Qualifying Transaction under the applicable rules of the VSE. A Qualifying Transaction is a transaction whereby the VCP: (a) issues or makes issuable securities representing more than 25% of its securities issued and outstanding immediately prior to the issuance in consideration for the acquisition of significant assets; (b) enters into an arrangement, amalgamation, merger or reorganization with another issuer with significant assets, whereby the ratio of securities that are distributed to the security holders of the VCP and the other issuer results in the security holders of the other issuer acquiring control of the resulting entity; or (c) otherwise acquires "significant assets", but excludes a transaction whereby, prior to completion of the Qualifying Transaction, a VCP issues for cash securities representing more than 25% of its securities issued and outstanding immediately prior to the issuance. "Significant assets" means assets other than cash or securities of another issuer that, when acquired by the VCP, results in the VCP meeting the minimum listing requirements set by the VSE for a venture company, in accordance with the applicable rules of the VSE. On July 6, 1998 the Company changed its name from 561648 B.C. Ltd. to Colloquium Capital Corp.

On February 23, 1999, the Company acquired all of the outstanding shares of Imagis Cascade Technologies Inc. ("Imagis Cascade"), a British Columbia corporation, thereby completing a Qualifying Transaction and becoming classified as a venture company by the VSE. As a result of the acquisition, the Company changed its name from Colloquium Capital Corp. to Imagis Technologies Inc. on February 25, 1999.

Acquisition of Imagis Cascade

On February 23, 1999, the Company acquired 100% of the issued and outstanding common shares of Imagis Cascade pursuant to a Share Purchase Agreement by and among the Company, Imagis Cascade and the former shareholders of Imagis Cascade (the "Former Imagis Shareholders") dated December 14, 1998 (the "Imagis Acquisition"). The Company paid a purchase price of $2,632,000, plus contingent additional consideration of up to $400,000 (see discussion of contingency below) to the Former Imagis Shareholders, allocated as described below. The Former Imagis Shareholders were Pacific Cascade Consultants Ltd. ("Pacific"), Sonora Logging Limited ("Sonora") and 385078 B.C. Ltd. ("B.C. Ltd"). Pacific, a Canadian company, is owned by FWC Holdings Ltd., an entity controlled by Frederick W. Clarke, a current director of the Company, and Andrew Amanovich, the current Chief Technology Officer of the Company. Sonora, a private Canadian company, is controlled by Pamela Markie Clarke, the daughter of Mr. Clarke. B.C. Ltd., a private Canadian company, has no other affiliation with the Company other than as a former shareholder of Imagis Cascade.

Under the terms of the Share Purchase Agreement, the parties thereto agreed to the following:

(a)     The Company collectively paid Pacific, Sonora and B.C. Ltd. $2,632,000, plus contingent additional consideration of up to $400,000. The purchase price was paid to the Former Imagis Shareholders as follows:

(i)     $100,000 to Pacific, by application of the sum of $100,000 paid by the Company to Imagis Cascade on behalf of the Former Imagis Shareholders pursuant to a Confidentiality and Standstill Agreement by and among the Company, Imagis Cascade and the Former Imagis Shareholders, dated October 6, 1998, as partial payment of the purchase price (which amount has been applied);

(ii)     $1,632,000 by allotment and issue to the Former Imagis Shareholders and First Capital Invest Corp. ("FCIC") (a corporation to which the Former Imagis Shareholders were indebted in connection with a $350,000 bridge loan provided to Imagis Cascade by FCIC) of 3,400,000 common shares of the Company (the "Shares") at $0.48 per share allocated as follows:

(A)     1,764,706 shares to Pacific,
(B)     441,176 shares to Sonora,
(C)     294,118 shares to B.C. Ltd. and
(D)     900,000 shares to FCIC

The shares were restricted securities, subject to a one (1) year hold period;

(iii)     $900,000 paid to Pacific as follows: $150,000 paid through the subscription by Pacific on March 19, 1999 on a private placement basis for 267,857 shares at $0.56 per share, and the balance paid on May 6, 1999; and

(iv)     up to $400,000 payable to Pacific if, as and when, certain warrants issued by the Company are exercised for net proceeds to the Company in excess of $400,000.

(b)     In consideration for renouncing his right to acquire up to a 6% equity interest in Imagis Cascade, the Company issued a warrant to purchase 400,000 Shares at an exercise price of $1.25 per share to Iain Drummond (the "Drummond Warrant"). See "Item 10-Executive Compensation."

History of Business of Imagis Cascade

The Company's wholly owned subsidiary, Imagis Cascade, acquired substantially all of its current assets pursuant to two technology purchase agreements between Imagis Cascade, Pacific and B.C. Ltd. dated March 6, 1998 (the "Technology Purchase Agreements"). Pursuant to the Technology Purchase Agreements, Pacific and B.C. Ltd. became the holders of all of the issued and outstanding common shares of Imagis Cascade. Pacific received 3,000,000 common shares of Imagis Cascade and B.C. Ltd. received 400,000 common shares of Imagis Cascade. Pacific subsequently transferred 600,000 common shares of Imagis Cascade to Sonora.

Pacific was established in 1989 by Andrew Amanovich, the Company's Chief Technology Officer, and Frederick Clarke, a director of the Company. Pacific's core business was the engineering of complex timber harvesting systems, the management of map-based data and the development of 3D landscape visualization technology.

The Imagis Cascade technology and the Company's initial customer base was developed originally by B.C. Ltd., a company incorporated in 1990 and founded by Penny Walker of Victoria, British Columbia. B.C. Ltd. was a software developer and reseller in the area of geographical information systems and remote sensing services for the natural resources industry. B.C. Ltd. also developed and marketed several software systems to manage digital images and recognized the commercial opportunity for software tools that manage digital image databases.

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

Pursuant to the Technology Purchase Agreements, Pacific and B.C. Ltd. sold to Imagis Cascade all rights to the business that is now carried on by the Company and the intellectual property. Under the Technology Purchase Agreements, Pacific and B.C. Ltd. became the holders of all of the issued and outstanding shares of Imagis Cascade. The terms of the Technology Purchase Agreements were as follows:

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

The Technology Purchase Agreements transferred the technology associated with CABS™, ID-Inmate, Fraud-ID, ENVISAGE, ELMS AND AIREIS to Imagis Cascade, including all source code, object code, link libraries, applications, function calls, file structures, screen layouts, hardware integration routines and documentation for both current an past releases. All relevant documentation, including manuals and brochures used in operation, manufacturing, maintenance and marketing of the products, was included.

As part of the acquisition by the Company of all the issued and outstanding shares of Imagis Cascade, Pacific agreed to cancel the 5% Royalty.

The Company's Chief Technology Officer, Andrew Amanovich and its Chief Engineer, David Lutes, who was instrumental in developing the original Imagis Cascade product line, continue their work in the research, development, applications of all software and the core technology.

Business of the Company

General Overview

The Company's principal product is its facial recognition and image identification system, ID-2000. ID-2000 is available in three different formats - (i) a self-contained product providing facial recognition capabilities, (ii) an Application Server version where the imagery can be captured and accessed using a Web-browser, and (iii) a set of Active-X controls that enables any of the Company's business partners to integrate its facial recognition technology within their own applications.

While ID-2000 can be used with virtually any database of facial images, the Company's Computerized Arrest & Booking System ("CABS") is designed to be used by law enforcement agencies to hold all information relating to an offender, including text as well as images.

CABS has been written such that it can be readily adapted to different markets with similar needs. An example is the gaming industry, where a variant on CABS, Casino-ID™, has been developed to hold all information on blacklisted players, with ID-2000 enabling their faces to be identified if the players are on file.

Law enforcement agencies face a common need for time and cost efficient arrest and booking systems. Historically, law enforcement agencies have relied on manual arrest and booking systems. More recently, the law enforcement industry has started to recognize the need for automated systems to increase the efficiency of police officers and to control costs. The Company believes CABS can substantially reduce the time needed for an officer to process and book offenders into the judicial system. By removing the "paper and picture" element from this tedious procedure, the Company believes that an officer can process a repeat offender in less than one-third (1/3) the time required by manual systems. This translates directly into substantial cost savings for police departments of any size, in addition to the operational benefits that they gain, such as faster identification of suspects.

Products

     Current Products

The Company's current products are designed to run on PCs using Windows 98, Windows 2000, and Windows NT. The underlying database is built on ORACLE RDBMS and SQL SERVER. The software is modular in design, permitting additional functions to be easily added.

The Company released CABS Version 7.0 in the spring of 1998, which provides fast program execution due to its use of 32-bit program code and specialized code for enhancing data sharing over wide area networks, and has integrated its ID-2000 proprietary facial recognition software as part of the image analysis portion of the CABS software.

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

CABS advanced data sharing capabilities allow different authorities to access decentralised information. The Company has recently implemented its first regional data sharing system. This allows RCMP detachments to share live information entered by their individual detachments. The major advantage of this data sharing system is that it allows one detachment to search a larger database containing offender information when booking a suspect, increasing the probability that the booking officer will discover prior arrests for the same individual. The RCMP does not retain any ownership interest or residual rights over the CABS system.

     Secure-ID (Airport Security)

Secure-ID is designed to use ID-2000 to scan the faces of travellers entering or leaving an airport, isolate individual faces, encode them and match them against a database of serious criminals or known terrorists. A variation on the system is already in use at Toronto's Pearson International Airport, where the Royal Canadian Mounted Police have successfully used it to identify wanted individuals trying to enter Canada.

Secure-ID uses standard surveillance cameras and requires no manual intervention. While it is possible to identify individuals in a crowd, cameras should be positioned where they can obtain clear images, such as the check-in desk, metal detector, gate and so on. Where there is a possible match, a monitor in the security office will display the image of the passenger, together with the image of the possible match in the database. The security officer at the screen will visually compare the two images and, if they match, take appropriate action.

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

ID-2000 is a facial recognition software system designed for the law enforcement, airport security, gaming and security industries that captures an offender's image, typically via a video camera, and then creates a biometric code that can be compared to other encoded images in a database. ID-2000 allows an individual in a database to be identified in seconds, using only an image or photograph as the search criterion. Matching records will be displayed as a list, together with their associated thumbnail images. From this, any record can be selected and full details, together with a full size image, will be displayed. Extensive linkages enable the database to be mined to display details, such as aliases, known associates and vehicles, as well as images of other distinguishing features, such as marks, scars and tattoos. Where appropriate, details such as previous crimes or gang memberships can also be displayed. ID-2000 also works with Casino-ID and Envisage for use in the gaming and security sectors.

ID-2000 is also available as a Software Development Kit, or SDK, which is designed to enable developers at the Company's business partners to integrate its facial recognition capabilities into their own applications. In early February, 2002, the

Company announced the release of Version 8 of its SDK. This technology offers improved facial recognition accuracy from a wide range of image quality. Users now have the ability to detect motion, compare streams of video to database images, authenticate a person's identity and determine possible matches to a facial image, all within the SDK. The software also provides tools to protect, secure and synchronize images and data across a network, an intranet or the Internet.

In addition, the Company has adapted its facial recognition software to include the identification of non-facial objects in background imagery and personally identifiable markings, such as tattoos. The biometric solution purchased by the UK's National Crime Squad will be used to crack down on international online child pornography. The ability of law enforcement agencies to identify background imagery, as well as victims and perpetrators, is an important factor in preparing for and solving missing persons investigations.

Markets

The Company markets its products globally. Its products are currently installed or on order in over 100 sites in Canada, the United States, Mexico, Korea and the United Kingdom. Sales campaigns are currently underway in Hong Kong, China, Malaysia, Saudi Arabia, Switzerland, Germany, Denmark, Czech Republic, United Arab Emirates and Kuwait. A key component of the Company's strategy is to increase the number of its sales directors to enable it to identify, train and develop new business partners in new territories. The benefit of using business partners is particularly important in remote countries, as it is unlikely the Company could achieve worldwide market coverage or market access on its own.

In each territory, the Company's products remain basically the same, with the graphical user interface adapted to local requirements and, where appropriate, the local language. All of the Company's products are language independent, such that a new language version can be produced in approximately two (2) to three (3) weeks.

During 2000, the Company was awarded a contract through one of its business partners, Orion Scientific Systems Inc. of Sacramento, California ("Orion") to provide all the application software for a booking and criminal identification system at the 32 police departments within Alameda County on the eastern side of the San Francisco Bay. The Alameda County installation was fully installed by the end of 2001, and is one of the largest digital imaging systems on the West Coast of North America.

Competition

The law enforcement and security software markets are competitive and fragmented, consisting of many fast-growing, rapidly changing competitors. The principle competitive factors affecting the market for the Company's products include: supplier competency, product functionality, performance and reliability of technology, depth and experience in distribution and operations, ease of implementation, rapid deployment, customer service and price. There are several companies which have commercially available products that have some application similarities to the Company's CABS and ID-2000 products. Some of these companies have products that include arrest and booking functions, with four (4) of them market facial recognition software. The following software products compete most directly with CABS:

IWS (ImageWare Software)
Smith & Wesson - EBS (Electronic Booking System)
 Spillman - BookMate and Jail Management

The Company believes that IWS' installations are in use across the United States, including statewide mugshot/booking software installed in Arizona. Smith & Wesson markets a comprehensive software portfolio for use in the law enforcement and security industries. Spillman's market is primarily located in Utah and the Pacific Northwest of the United States. These companies are likely to be the most significant competitors to the Company in their respective geographic areas.

In the area of facial recognition, Viisage Technology (Viisage Gallery) and Visionics (FaceIt) are companies that have products with application similarities to ID-2000.

Certain of the Company's competitors have substantially greater financial, technical, marketing and distribution resources than the Company. As a result, they may be able to respond more quickly to new or emerging technologies and changing customer requirements, or to devote greater resources to the development and distribution of existing products. There can be no assurance that the Company will be able to compete successfully against current or future competitors or alliances of such competitors, or that competitive pressures faced by the Company will not materially adversely affect its business, financial condition, operating results and cash flows. See "Risk Factors-Competition."

Intellectual Property Rights

The Company's success will depend upon its ability to protect its intellectual property rights. The Company relies principally on a combination of copyright and trade secret laws, non-disclosure agreements and other contractual provisions to establish and maintain its proprietary rights.

As part of its confidentiality procedures, the Company generally enters into nondisclosure and confidentiality agreements with each of its key employees, consultants and business partners and limits access to and distribution of its technology, documentation and other proprietary information. In particular, the Company has entered into non-disclosure agreements with each of its employees and business partners. The terms of the employee non-disclosure agreements include provisions requiring assignment to the Company of employee inventions. In addition, the Company's source code for its software products is maintained in a controlled environment within the technology and development group. For security purposes, a copy of the source code is maintained in a lock-box at the Bank of Montreal in Vancouver, accessible only by the board of directors of the Company. There can be no assurance that the Company's efforts to protect its intellectual property rights will be successful. Despite the Company's efforts to protect its intellectual property rights, unauthorized third parties, including competitors, may from time to time copy or reverse engineer certain portions of the Company's technology and use such information to create competitive products.

While policing the unauthorized use of the Company's technology is difficult, the Company has taken steps to make it extremely difficult for organizations to use its products without registering with the Company first.

The Company has not registered any trademarks in the Canada, the United States or elsewhere, nor has it filed any patents.

Research and Development

The Company's personnel have considerable experience and expertise in the development of integrated information and video imaging systems. The Company's senior technology personnel were the initial developers of the Company's imaging products and have been involved in the development of each of the versions of the CABS and ID-2000 products. The Company's software product development personnel employ modular software architecture, object-oriented software development and graphical user interface design technologies to develop scaleable, modular products.

As of December 31, 2001, the Company's research and development staff consisted of twelve (12) employees in the Victoria office and the Chief Technology Officer in the Company's Vancouver head office.

During the fiscal years ended December 31, 2001 and December 31, 2000, the Company's total expenditures for research and development were $1,215,945 and $888,837, respectively. Management believes that timely and continuing product development is critical to the Company's success and plans to continue to allocate significant resources to product development.

Plan of Operation and Business Strategy

The Company's objective is to be a leading provider of biometric facial recognition systems in North America and globally. The Company's strategy encompasses the following key elements:

     Leverage core capabilities to develop configurable products. The Company has experience and expertise in (i) software application development for integrated information and video imaging systems; (ii) a variety of computer platforms and operating environments; (iii) the technical issues associated with installing an integrated information and video imaging system; and (iv) the business and operating issues in planning, managing and installing integrated information and video imaging systems. The Company intends to utilize these core capabilities to develop customer configurable products that can be scaled and expanded to meet specific requirements.

     Expand market share of automated arrest and booking and facial recognition systems. The Company designed CABS to the specifications of the RCMP and has installed the system in over 30 RCMP detachments, including the two (2) largest detachments in Canada. The Company intends to focus on expanding its existing market share in the area of automated arrest and booking systems to other parts of the world by incorporating enhancements to ID-2000, and increasing the functionality of CABS, and by continuing to provide its customers, through its network of business partners, with superior service and support.

Business Partners

The Company has over 35 business partners that resell and market its products and provide consulting, integration and after-sales product support to its clients. The Company believes that its business partners can provide substantial sales leverage, including access to established client bases, and can serve as a source of qualified sales and technical staff at a relatively low cost. The Company plans to expand its business partner network, thereby minimizing the cost of establishing new offices and training personnel. With its current business strategy of developing business partners and utilizing value-added resellers ("VARs") for both sales and installation support services, the Company intends to achieve a strong global position. See "Note Regarding Forward Looking Statements."

The Company currently has business partner agreements with the following companies: Abbey Group Consultants; Acys Poland; API Services; Biometrics S. Africa; Bull Information Systems; Cerulean Technology Inc.; DataExpert; ExWay; Fujitsu (Malaysia); Intercai; Keyware; Opal Commercial Group; Orion; PICS SmartCard; Radian Inc.; RCM Technologies; Rola; Serco; Sim; SPCH Mexico; Total Data Solutions Inc.; Tovek; Vilsa; the West Covina Service Group; Xplain AG; and Zalix France. The terms of these business partner agreements are similar. All agreements are non-exclusive, typically have a three (3) year term, define a relationship in which the business partner is responsible for selling the Company's products to end-users, and subsequently providing first-line customer support, while the Company provides technical support to the business partner. The business partner earns a discount on list price of the Company's products, typically 40%. The Company's products are frequently integrated with those of its business partners.

Of these business partner agreements, the agreement with Orion represented a substantial portion, approximately 28%, of the Company's revenues for the year ended December 31, 2001. Orion is an international software consulting firm founded in 1978. Based in Sacramento, California, Orion, among other things, provides consulting services to police department and law enforcement agencies. In 2000, the Company through Orion entered into a contract to install CABS/ID-2000 in 32 police departments in Alameda County, California.

Under the business partner agreements, the business partners have agreed to sell the Company's products as part of their standard product line. While they typically have designated territories, the business partners may sell the Company's products anywhere they have opportunities, including Canada, the United States and other countries. The Company provides training and ongoing support, through training and support programs, on product demonstration, operation, installation, and customer support to the business partners' staff. The business partners have agreed to promote the Company's products and maintain sales and support teams to handle these functions.

Through the release of our SDK, we are allowing third-party companies to integrate our products with theirs in order to market complete law enforcement and security solutions, provide implementation and customization services, provide technical support and maintenance on a continuing basis and provide clients with software applications that can be bundled with our products to address specific industry and customer requirements. If we fail to maintain our existing relationships, or to establish new relationships, or if existing or new third-party integrators do not perform to our expectations, our ability to market our products may suffer.

Sales and Marketing

With the exception of western Canada, the Company sells its products exclusively through its business partner network. The Company's target customers typically prefer to purchase from a supplier with whom they have an established relationship that understands their business needs, provides local demonstrations and demonstration systems, directly supplies hardware components and software and provides local software support within the customer's time zone. By relying on the local sales force of its business partners, the Company believes it satisfies its customers' preferences, while increasing its sales resources promoting the product.

The Company offers its customers the option to license or subscribe to its software products. Under the subscription model, a customer is charged 1/24th of the license price per month for the duration of the subscription agreement, thereby providing the Company an ongoing revenue stream. The subscription model provides customers with free software upgrades and updates. The Newmarket, Ontario detachment of the RCMP was the first customer to use the subscription model.

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

Installation of the Company's products, in particular CABS, generally requires the approval of a governmental body such as a municipal, county or state government, which can be a time intensive process and require months before a decision can be made. See "Risk Factors - Lengthy Sales Cycles." The Company believes, however, that its business and products are not currently subject to any existing special regulatory approvals or requirements.

Employees

As of December 31, 2001, the Company had 27 full-time employees, consisting of thirteen (13) employees in research and development, four (4) employees in marketing and sales, six (6) employees in customer support and four (4) employees in management, finance and administration. The Company's success will depend in large part on its ability to attract and retain skilled and experienced employees. None of the Company's employees are covered by a collective bargaining agreement, and the Company believes that its relations with its employees is generally good. With the exception of Andy Amanovich, the Company's Chief Technology Officer, and David Lutes, the Company's Chief Engineer, the Company does not currently maintain "key man" insurance on any of its directors, executive officers or key employees. See "Risk Factors - Dependence on Key Personnel."

Financial Statements

The Company's financial statements are prepared in accordance with generally accepted accounting principles ("GAAP") of Canada, and the notes to the financial statements include a reconciliation of the Company's financial information from Canadian GAAP to U.S. GAAP.

Risk Factors

The Company's business is subject to the following risks. These risks also could cause actual results to differ materially from results projected in any forward-looking statement in this report.

Limited Operating History; History of Losses; Increased Expenses

The Company commenced operations in March 1998 and, therefore, has only a limited operating history upon which an evaluation of its business and prospects can be based. The Company and its predecessors incurred net losses of $3,020,704 and $3,010,031 in the years ended December 31, 2001 and December 31, 2000, respectively. The Company has never been profitable and there can be no assurance that, in the future, the Company will be profitable on a quarterly or annual basis. The Company plans to increase its operating expenses to expand its sales and marketing operations, fund greater levels of research and development, broaden its customer support capabilities and increase its administration resources. In view of the rapidly evolving nature of the Company's business and markets and limited operating history, the Company believes that period-to-period comparisons of financial results are not necessarily meaningful and should not be relied upon as an indication of future performance.

The Auditors Report on the Company's December 31, 2001 Consolidated Financial Statements includes additional comments by the auditor on Canada-United States reporting differences that indicate the financial statements are affected by conditions and events that cast substantial doubt on the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Need for Additional Financing

Revenue from the Company's operations is not sufficient to finance the cost of development and marketing of its technology. Accordingly, the Company estimates that it must raise approximately $1,000,000 in additional funding to fund its capital requirements for 2001. There is no assurance that the Company will be able to secure financing or that such financing will be obtained on terms favorable to it or at all. Failure to obtain adequate financing could result in significant delays in development of new products and a substantial curtailment of operations.

New Product Development

The Company expects that a significant portion of its future revenue will be derived from the sale of newly introduced products and from enhancement of existing products, such as CABS and ID-2000. See "Note Regarding Forward-Looking Statements." The Company's success will depend in part upon its ability to enhance its current products and to install such products in end-user applications on a timely and cost-effective basis. In addition, the Company must develop new products that meet changing market conditions, including changing customer needs, new competitive product offerings and enhanced technology. There can be no assurance that the Company will be successful in developing and marketing on a timely and cost-effective basis, new products and enhancements that respond to such changing market conditions. If the Company is unable to anticipate or adequately respond on a timely or cost-effective basis to changing market conditions, to develop new software products and enhancements to existing products, to correct errors on a timely basis or to complete products currently under development, or if such new products or enhancements do not achieve market acceptance, the Company's business, financial condition, operating results and cash flows could be materially adversely affected. In light of the difficulties inherent in software development, the Company expects that it will experience delays in the completion and introduction of new software products. See "Note Regarding Forward-Looking Statements."

Lengthy Sales Cycles

The purchase of a computerized arrest and booking system is often an enterprise-wide decision for prospective customers and requires the Company (directly or through its business partners) to engage in sales efforts over an extended period of time and to provide a significant level of education to prospective customers regarding the use and benefits of such systems. In addition, an installation generally requires approval of a governmental body such as municipal, county or state government, which can be a time-intensive process and require months before a decision to be made. Due in part to the significant impact that the application of CABS has on the operations of a business and the significant commitment of capital required by such a system, potential customers tend to be cautious in making acquisition decisions. As a result, the Company's products generally have a lengthy sales cycle ranging from three (3) to nine (9) months. Consequently, if sales forecast from a specific customer for a particular quarter are not realized in that quarter, the Company may not be able to generate revenue from alternative sources in time to compensate for the shortfall. The loss or delay of a large contract could have a material adverse effect on the Company's quarterly financial condition, operating results and cash flows, which may cause such results to be less than analysts' expectations. Moreover, to the extent that significant contracts are entered into and required to be performed earlier than expected, operating results for subsequent quarters may be adversely affected.

Dependence on a Small Number of Customers

The Company derives a substantial portion of its revenues, and it expects to continue to derive a substantial portion of its revenues in the near future, from sales to a limited number of customers, in particular the Alameda County, California police departments through Orion. Unless and until the Company further diversifies and expands its customer base, the Company's success will depend significantly upon the timing and size of future purchase orders, if any, from its largest customers, as well as their product requirements, financial situation, and, in particular, the successful deployment of services using the Company's products. The loss of any one or more of these customers, significant changes in their product requirements, delays of significant orders could have a material adverse affect upon the Company's business, operating results and financial condition.

Dependence on Key Personnel

The Company's performance and future operating results are substantially dependent on the continued service and performance of its senior management and key technical and sales personnel. The Company intends to hire a number of additional technical and sales personnel. See "Note Regarding Forward-Looking Statements." Competition for such personnel is intense, and there can be no assurance that the Company can retain its key technical, sales and managerial employees or that it will be able to attract or retain highly qualified technical and managerial personnel in the future. The loss of the services of any of the Company's senior management or other key employees or the inability to attract and retain the necessary technical, sales and managerial personnel could have a material adverse effect upon its business, financial condition, operating results and cash flows. With the exception of Andy Amanovich, the Company's Chief Technology Officer, and David Lutes, the Company's Chief Engineer, the Company does not currently maintain "key man" insurance for any senior management or other key employees.

Dependence on Marketing Relationships

The Company's products are primarily marketed by its business partners. The Company's existing agreements with business partners are nonexclusive and may be terminated by either party without cause. Such organizations are not within the control of the Company, are not obligated to purchase products from the Company and may also represent and sell competing products. There can be no assurance that the Company's existing business partners will continue to provide the level of services and technical support necessary to provide a complete solution to its customers or that they will not emphasize their own or third-party products to the detriment of the Company's products. The loss of these business partners, the failure of such parties to perform under agreements with the Company or the inability of the Company to attract and retain new business with the technical, industry and application experience required to market the Company's products successfully could have a material adverse effect on the Company's business, financial condition, operating results and cash flows.

Additionally, with respect to most sales, the Company supplies products and services to a customer through a third-party supplier acting as a project manager or systems integrator. In such circumstances, the Company has a sub-contract to supply its products and services to the customer through the prime contractor. In these circumstances, the Company is at risk that situations may arise outside of its control that could lead to a delay, cost over-run or cancellation of the prime contract which could also result in a delay, cost over-run or cancellation of the Company's sub-contract. The failure of a third-party supplier to supply its products and services or perform its contractual obligations to the customer in a timely manner could have a material adverse effect on the Company's financial condition, results of operations and cash flows.

Competition

The markets for arrest and booking systems, and facial recognition software are highly competitive. Numerous factors affect the Company's competitive position, including supplier competency, product functionality, performance and reliability of technology, depth and experience in distribution and operations, ease of implementation, rapid deployment, customer service and price.

The Company primarily competes in the arrest and booking systems market with ImageWare Software, Smith & Wesson and Spillman. The Company's primary competitors in the facial recognition software market with Miros (Trueface), Viisage Technology (Viisage Gallery) and Visionics (FaceIt).

Certain of the Company's competitors have substantially greater financial, technical, marketing and distribution resources than the Company. As a result, they may be able to respond more quickly to new or emerging technologies and changing customer requirements, or to devote greater resources to the development and distribution of existing products. There can be no assurance that the Company will be able to compete successfully against current or future competitors or alliances of such competitors, or that competitive pressures faced by it will not materially adversely affect its business, financial condition, operating results and cash flows.

Proprietary Technology

The Company's success will be dependent upon its ability to protect its intellectual property rights. The Company relies principally upon a combination of copyright and trade secret laws, non-disclosure agreements and other contractual provisions to establish and maintain its rights. The source codes for the Company's products and technology are protected both as trade secrets and as unpublished copyrighted works. To date, the Company has not applied for any patents or trademarks. As part of its confidentiality procedures, the Company enters into nondisclosure and confidentiality agreements with each of its key employees, consultants, distributors, customers and corporate partners, to limit access to and distribution of its software, documentation and other proprietary information. There can be no assurance that the Company's efforts to protect its intellectual property rights will be successful. Despite the Company's efforts to protect its intellectual property rights, unauthorized third-parties, including competitors, may be able to copy or reverse engineer certain portions of the Company's software products, and use such copies to create competitive products.

Policing the unauthorized use of the Company's products is difficult, and, while the Company is unable to determine the extent to which piracy of its software products exists, software piracy can be expected to continue. In addition, the laws of certain countries in which the Company's products are or may be licensed do not protect its products and intellectual property rights to the same extent as do the laws of Canada and the United States. As a result, sales of products by the Company in such countries may increase the likelihood that its proprietary technology is infringed upon by unauthorized third-parties.

In addition, because third parties may attempt to develop similar technologies independently, the Company expects that software product developers will be increasingly subject to infringement claims as the number of products and competitors in the Company's industry segments grow and the functionality of products in different industry segments overlaps. There can be no assurance that third parties will not bring infringement claims (or claims for indemnification resulting from infringement claims) against the Company with respect to copyrights, trademarks, patents and other proprietary rights. Any such claims, whether with or without merit, could be time consuming, result in costly litigation and diversion of resources, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company or at all. A claim of product infringement against the Company and failure or inability of the Company to license the infringed or similar technology could have a material adverse effect on its business, financial condition, operating results and cash flows.

Exchange Rate Fluctuations

Because the Company's reporting currency is the Canadian dollar, its operations outside Canada face additional risks, including fluctuating currency values and exchange rates, hard currency shortages and controls on currency exchange. The Company does not currently engage in hedging activities or enter into foreign currency contracts in an attempt to reduce the Company's exposure to foreign exchange risks. In addition, to the extent the Company has operations outside Canada, it is subject to the impact of foreign currency fluctuations and exchange rate charges on the Company's reporting in its financial statements of the results from such operations outside Canada. Since such financial statements are prepared utilizing Canadian dollars as the basis for presentation, results from operations outside Canada reported in the financial statements must be restated into Canadian dollars utilizing the appropriate foreign currency exchange rate, thereby subjecting such results to the impact of currency and exchange rate fluctuations.

Risk of Software Defects

Software products as complex as those offered by the Company frequently contain errors or defects, especially when first introduced or when new versions or enhancements are released. Despite product testing, the Company has in the past released products with defects in certain of its new versions after introduction and experienced delays or lost revenue during the period required to correct these errors. The Company regularly introduces new versions of its software. There can be no assurance that, despite testing by the Company and its customers, defects and errors will not be found in existing products or in new products, releases, versions or enhancements after commencement of commercial shipments. Any such defects and errors could result in adverse customer reactions, negative publicity regarding the Company and its products, harm to the the Company's reputation, loss or delay in market acceptance or required product changes, any of which could have a material adverse effect upon its business, results of operations, financial condition and cash flows.

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

Directors' and Officers' Involvement in Other Projects

Many of the officers and directors of the Company serve as directors, officers and/or employees of companies other than the Company. While the Company believes that such officers and directors will be devoting adequate time to effectively manage the Company, there can be no assurance that such other positions will not negatively impact an officer's or director's duties for the Company.

Strategic Alliance with Sanyo Semiconductor Company and Intacta Technologies Inc. for form SecurityART Inc.

The Company recently entered a strategic alliance agreement with Sanyo Semiconductor Company and Intacta Technologies Inc. to form SecurityART Inc., an entity that will integrate the hardware and software technologies of all three companies and thereafter market security products for use in airports, buildings, laboratories, document authentication and verification for passports, visas and ID cards. There can be no assurance that this relationship or the integration of these technologies will prove to be successful in the future or will result in any material revenue for the Company.

Volatility of the Company's Share Price

The Company's share price has fluctuated substantially since the Company's common shares were listed for trading on the Canadian Venture Exchange ("CDNX)" and quoted on the Over-The-Counter Bulletin Board ("OTCBB"). The trading price of the Company's common shares is subject to significant fluctuations in response to variations in quarterly operating results, the gain or loss of significant orders, announcements of technological innovations, strategic alliances or new products by the Company or its competirors, general conditions in the securities industries and other events or factors. In addition, the stock market in general has experienced extreme price and volume fluctuations that have affected the market price for many companies in industries similar or related to the Company and have been unrelated to the operating performance of these companies. These market fluctuations may adversely affect the market price of the Company's common shares.

Certain Shareholders May Exercise Control Over Matters Voted Upon by the Company's Shareholders

Certain of the Company's officers, directors and entities affiliated with the Company together beneficially owned a significant portion of the Company's outstanding common shares as of December 31, 2001. While these shareholders do not hold a majority of the Company's outstanding common shares, they will be able to exercise significant influence over matters requiring shareholder approval, including the election of directors and the approval of mergers, consolidations and sales of the Company's assets. This may prevent or discourage tender offers for the Company's common shares.

Item 2.     Description of Property.

The Company subleases an approximately 800 square foot facility as the Company's headquarters at 1300-1075 West Georgia Street in Vancouver, British Columbia from International Portfolio Management Inc. This lease is on a month-to-month basis, with each payment totaling $10,000.

The Company leases an approximately 6,450 square foot facility at 1027 Pandora Avenue in Victoria, British Columbia from Walter and Norman Lee. These premises are used by the Company's development and technical support teams and other personnel who handle the coordination of the Company's sales and marketing activities. This lease agreement is for a three (3) year term, with each monthly payment totaling $10,600.

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

Item 4.     Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2001.

PART II

Item 5.     Market for Common Equity and Related Stockholder Matters.

The Company's common shares, no par value (the "Common Shares"), began trading on the CDNX under the symbol "CAP" on September 29, 1998 and changed its symbol to "NAB" on February 25, 1999. The table below sets forth the reported high and low sales prices for the Common Shares for the quarterly periods ended from March 31, 1999 to December 31, 2001 (as reported on the CDNX). The last reported closing price of the Common Shares on the CDNX on March 18, 2002 was Cdn $4.14.

	High	Low

March 31, 2000	$5.30	$5.00
June 30, 2000	$3.99	$3.70
September 30, 2000	$2.65	$2.60
December 31, 2000	$2.05	$1.68
March 31, 2001	$1.80	$1.00
June 30, 2001	$1.20	$0.75
September 30, 2001	$2.15	$0.56
December 31, 2001	$2.95	$1.50

The Common Shares are also quoted on the OTCBB, under the symbol "IGSTF". The table below sets forth the reported high and low sales prices for the common shares on the OTCBB.

2000	High (U.S.)	Low (U.S.)

First Quarter (February 3 through March 31, 2000)	$4.25	$0.84
Second Quarter	$4.25	$1.75
Third Quarter	$2.56	$1.12
Fourth Quarter	$2.00	$1.12

2001

First Quarter	$1.19	$0.56
Second Quarter	$0.80	$0.46
Third Quarter	$1.31	$0.35
Fourth Quarter	$1.90	$0.88

2002

First Quarter (January 1 through March 18, 2002)	$3.50	$1.25

Quotations commenced on the OTCBB on February 3, 2000. These OTCBB quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

The closing price of the Common Shares on the OTCBB on December 31, 2001 was U.S. $1.35. On March 18, 2002, the closing price of the Common Shares on the OTCBB was U.S. $2.66.

As of March 18, 2002, there were 14 holders of record based on the records of the Company's transfer agent; this number does not include beneficial owners of Common Shares whose shares are held in the names of various securities brokers, dealers and registered clearing agencies.

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

Taxation

United States Federal Income Tax Consequences

The following is a general discussion of certain possible U.S. federal income tax consequences, under current law, generally applicable to a U.S. Holder (as hereinafter defined) of common shares of the Company. This discussion does not address all potentially relevant U.S. federal income tax matters and it does not address consequences peculiar to persons subject to special provisions of U.S. federal income tax law, such as those described below as excluded from the definition of a U.S. Holder. In addition, this discussion does not cover any state, local or foreign tax consequences. (see "Taxation - Canadian Federal Tax Consequences" above).

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

THIS DISCUSSION IS FOR GENERAL INFORMATION ONLY AND IT IS NOT INTENDED TO BE, NOR SHOULD IT BE CONSTRUED TO BE, LEGAL OR TAX ADVICE TO ANY U.S. HOLDER OR PROSPECTIVE U.S. HOLDER OF COMMON SHARES OF THE COMPANY AND NO OPINION OR REPRESENTATION WITH RESPECT TO THE U.S. FEDERAL INCOME TAX CONSEQUENCES TO ANY SUCH U.S. HOLDER OR PROSPECTIVE U.S. HOLDER IS MADE. ACCORDINGLY, HOLDERS AND PROSPECTIVE HOLDERS OF COMMON SHARES OF THE COMPANY SHOULD CONSULT THEIR OWN TAX ADVISORS ABOUT THE U.S. FEDERAL, STATE, LOCAL, AND FOREIGN TAX CONSEQUENCES OF PURCHASING, OWNING AND DISPOSING OF COMMON SHARES OF THE COMPANY.

U.S. Holders

As used herein, a "U.S. Holder" means a holder of the Common Shares who is (i) a citizen or individual resident of the United States, (ii) a corporation or partnership created or organized in or under the laws of the U.S. or of any political subdivision thereof, (iii) an estate whose income is taxable in the U.S. irrespective of source or (iv) a trust subject to the primary supervision of a court within the U.S. and control of a U.S. fiduciary as described in Section 7701(a)(30) of the Code.

This summary does not address the tax consequences to, and U.S. Holder does not include, persons subject to specific provisions of U.S. federal income tax law, such as (i) tax-exempt organizations, (ii) qualified retirement plans, (iii) individual retirement accounts and other tax-deferred accounts, (iv) financial institutions, (v) insurance companies, (vi) real estate investment trusts, (vii) regulated investment companies, (viii) broker-dealers, (ix) persons or entities that have a "functional currency" other than the U.S. dollar, (x) shareholders subject to the alternative minimum tax, (xi) shareholders who hold Common Shares as part of a straddle, hedging, conversion transaction, constructive sale or other arrangement involving more than one position, and (xiii) shareholders who acquired their common shares through the exercise of employee stock options or otherwise as compensation for services. This summary is limited to U.S. Holders who own common shares as capital assets within the meaning of Section 1221 of the Code. This summary does not address the consequences to a person or entity holding an interest in a shareholder or the consequences to a person of the ownership, exercise or disposition of any options, warrants or other rights to acquire common shares.

Distribution on Common Shares

U.S. Holders receiving dividend distributions (including constructive dividends) with respect to common shares of the Company are required to include in gross income for U.S. federal income tax purposes the gross amount of such distributions, equal to the U.S. dollar value of such distributions on the date of receipt (based on the exchange rate on such date), to the extent that the Company has current or accumulated earnings and profits, without reduction for any Canadian income tax withheld from such distributions. Such Canadian tax withheld may be credited, subject to certain limitations, against the U.S. Holder's U.S. federal income tax liability or, alternatively, may be deducted in computing the U.S. Holder's U.S. federal taxable income by those who itemize deductions. (See more detailed discussion at "Foreign Tax Credit" below). To the extent that distributions exceed current or accumulated earnings and profits of the Company, they will be treated first as a return of capital up to the U.S. Holder's adjusted basis in the common shares and thereafter as gain from the sale or exchange of the common shares. Preferential tax rates for long-term capital gains are applicable to a U.S. Holder which is an individual, estate or trust. There are currently no preferential tax rates for long-term capital gains for a U.S. Holder which is a corporation.

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

Dividends paid on the common shares of the Company generally will not be eligible for the dividends received deduction provided to corporations receiving dividends from certain U.S. corporations. A U.S. Holder which is a corporation and which owns shares representing at least 10% of the voting power and value of the Company may, under certain circumstances, be entitled to a 70% deduction of the "U.S. source" portion of dividends received from the Company (unless the Company qualifies as a "foreign personal holding company" or a "passive foreign investment company," as defined below). The availability of the dividends received deduction is subject to several complex limitations which are beyond the scope of this discussion.

Certain information reporting and backup withholding rules may apply with respect to the common shares. In particular, a payor or middleman within the U.S., or in certain cases outside the U.S., will be required to withhold 30.5% (which rate is schedule for periodic reduction) of any payments to a holder of the Company's common shares of dividends on, or proceeds from the sale of, such common shares within the U.S., if the holder fails to furnish its correct taxpayer identification number or otherwise fails to comply with, or establish an exemption from, the backup withholding tax requirements. Any amounts withheld under the U.S. backup withholding tax rules will be allowed as a refund or a credit against the U.S. Holder's U.S. federal income tax liability, provided the required information is furnished to the IRS. U.S. Holders are urged to consult their own tax counsel regarding the information reporting and backup withholding rules applicable to the Company's common shares.

Foreign Tax Credit

A U.S. Holder who pays (or has withheld from distributions) Canadian income tax with respect to the ownership of common shares of the Company may be entitled, at the option of the U.S. Holder, to either receive a deduction or a tax credit for such foreign tax paid or withheld. Generally, it will be more advantageous to claim a credit because a credit reduces U.S. federal income taxes on a dollar-for-dollar basis, while a deduction merely reduces the taxpayer's income subject to tax. This election is made on a year-by-year basis and applies to all foreign taxes paid by (or withheld from) the U.S. Holder during that year.

There are significant and complex limitations which apply to the credit, among which is the general limitation that the credit cannot exceed the proportionate share of the U.S. Holder's U.S. income tax liability that the U.S. Holder's "foreign source" income bears to his or its worldwide taxable income. In applying this limitation, the various items of income and dedution must be classified as either "foreign source" or "U.S. source". Complex rules govern this classification process. In addition, this limitation is calculated separately with respect to specific classes of income such as "passive income, " "high withholding tax interest," "financial services income," "shipping income," and certain other classifications of income. Dividends distributed by the Company will generally constitute "passive income" or, in the case of certain U.S. Holders, "financial services income" for these purposes.

In addition, U.S. Holders which are corporations that own 10% or more of the voting stock of the Company may be entitled to an "indirect" foreign tax credit under Section 902 with respect to the payment of dividends by the Company under certain circumstances and subject to complex rules and limitations. The availability of the foreign tax credit and the application of the limitations on the credit are fact specific, and U.S. Holders of common shares of the Company should consult their own tax advisors regarding their particular circumstances.

Disposition of Common Shares of the Company

A U.S. Holder will recognize a gain or loss upon the sale of common shares equal to the difference, if any, between (i) the amount of cash plus the fair market value of any property received, and (ii) the shareholder's tax basis in the common shares of the Company. This gain or loss will be capital gain or loss if the common shares are a capital asset in the hands of the U.S. Holder, which will be long-term capital gain or loss if the common shares of the Company are held for more than one year. Preferential tax rates apply to long-term capital gains of U.S. Holders which are individuals, estates or trusts. There are currently no preferential tax rates for long-term capital gains for a U.S. Holder which is a corporation. Deductions for net capital losses are subject to significant limitations. For U.S. Holders which are not corporations, any unused portion of such net capital loss may be carried over to be used in later tax years until such net capital loss is thereby exhausted. For U.S. Holders that are corporations (other than corporations subject to Subchapter S of the Code), an unused net capital loss may be carried back three years and carried forward five years from the loss year to be offset against capital gains until such net capital loss is thereby exhausted.

Other Considerations

In the following circumstances, the above sections of this discussion may not describe the U.S. federal income tax consequences resulting from the holding and disposition of common shares:

Foreign Personal Holding Company

If at any time during a taxable year (i) more than 50% of the total combined voting power or the total value of the Company's outstanding shares is owned, directly or indirectly, by five or fewer individuals who are citizens or residents of the U.S. and (ii) 60% (or 50% in some circumstances) or more of the Company's gross income for such year was "foreign personal holding company income" as defined in Section 553 of the Code (e.g. dividends, interest royalties, certain gains from the sale of stock and securities, and certain gains from commodities transactions), the Company may be treated as a "foreign personal holding company." In that event, U.S. Holders that hold common shares would be required to include in gross income for such year their allocable portions of such "foreign personal holding company income" to the extent the Company does not actually distribute such income.

The Company does not believe that it currently qualifies as a foreign personal holding company. However, there can be no assurance that the Company will not be considered a foreign personal holding company for the current or any future taxable year.

Foreign Investment Company

If (i) 50% or more of the combined voting power or total value of the Company's outstanding shares is held, directly or indirectly, by citizens or residents of the U.S., U.S. domestic partnerships or corporations, or estates or trusts other than foreign estates or trusts (as defined by the Code Section 7701(a)(31)), and (ii) the Company is found to be engaged primarily in the business of investing, reinvesting, or trading in securities, commodities, or any interest therein, it is possible that the Company may be treated as a "foreign investment company" as defined in Section 1246 of the Code, causing all or part of any gain realized by a U.S. Holder selling or exchanging common shares to be treated as ordinary income rather than capital gain.

The Company does not believe that it currently qualifies as a foreign investment company. However, there can be no assurance that the Company will not be considered a foreign investment company for the current or any future taxable year.

Controlled Foreign Corporation

If more than 50% of the total combined voting power of all classes of shares entitled to vote or the total value of the shares of the Company is owned, actually or constructively, by citizens or residents of the U.S., U.S. domestic partnerships or corporations, or estates or trusts other than foreign estates or trusts (as defined by the Code Section 7701(a)(31)), each of which own, actually or constructively, 10% or more of the total combined voting power of all classes of shares entitled to vote of the Company ("10% Shareholder"), the Company could be treated as a controlled foreign corporation ("CFC") under Subpart F of the Code. The classification of the Company as a CFC would effect many complex results, including (i) such 10% Shareholders are generally treated as having received a current distribution out of the CFC's Subpart F income, which they must include in incume, and (ii) are also subject to current U.S. federal income tax on their pro rata shares of the CFC's earnings invested in U.S. property. The foreign tax credit described above may reduce the U.S. federal income tax on these amounts. In addition, under Section 1248 of the Code, gain from the sale or exchange of shares by a U.S. Holder of common shares which is or was a 10% Shareholder at any time during the five-year period ending with the sale or exchange is treated as ordinary income to the extent of earnings and profits of the Company attributable to the shares sold or exchanged. If a foreign corporation is both a PFIC and a CFC, the foreign corporation generally will not be treated as a PFIC with respect to 10% Shareholders of the CFC. This rule generally will be effective for taxable years of 10% Shareholders beginning after 1997 and for taxable years of foreign corporations ending with or within such taxable years of 10% Shareholders. Special rules apply to 10% Shareholders who are subject to the special taxation rules under Section 1291 discussed above with respect to a PFIC. Because of the complexity of Subpart F, a more detailed review of these rules is outside of the scope of this discussion.

The Company does not believe that it currently qualifies as a CFC. However, there can be no assurance that the Company will not be considered a CFC for the current or any future taxable year.

Passive Foreign Investment Company

As a foreign corporation with U.S. Holders, the Company could potentially be treated as a passive foreign investment company ("PFIC"), as defined in Section 1297 of the Code, depending upon the percentage of the Company's income which is passive, or the percentage of the Company's assets which produce or are held for the production of passive income. U.S. Holders owning common shares of a PFIC are subject to the highest rate of tax on ordinary income in effect for the applicable taxable year and to an interest charge based on the value of deferral of tax for the period during which the common shares of the PFIC are owned with respect to certain "excess distributions" on and dispositions of PFIC stock. However, if the U.S. Holder makes a timely election to treat a PFIC as a qualified electing fund ("QEF") with respect to such shareholder's interest therein, the above-described rules generally will not apply. Instead, the electing U.S. Holder would include annually in his gross income his pro rata share of the PFIC's ordinary earnings and net capital gain regardless of whether such income or gain was actually distributed. A U.S. Holder of a QEF can, however, elect to defer the payment of U.S. federal income tax on such income inclusions. Special rules apply to U.S. Holders who own their interests in a PFIC through intermediate entities or persons. In addition, subject to certain limitations, U.S. Holders owning, actually or constructively, marketable (as specifically defined) stock in a PFIC will be permitted to elect to mark that stock to market annually, rather than be subject to the excess distribution regime of section 1291 described above. Amounts included in or deducted from income under this alternative (and actual gains and losses realized upon disposition, subject to certain limitations) will be treated as ordinary gains or losses. This alternative will apply to taxable years of U.S. Holders beginning after 1997 and taxable years of foreign corporations ending with or within such taxable years of U.S. Holders.

The Company believes that it was not a PFIC for its fiscal year ended December 31, 2001 and does not believe that it will be a PFIC for the fiscal year ending December 31, 2002. There can be no assurance that the Company's determination concerning its PFIC status will not be challenged by the IRS, or that it will be able to satisfy record keeping requirements that will be imposed on QEFs.

EACH U.S. HOLDER OF THE COMPANY IS URGED TO CONSULT A TAX ADVISOR WITH RESPECT TO HOW THE PFIC RULES AFFECT THEIR TAX SITUATION.

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

Dividends

Dividends paid or credited or deemed to be paid or credited to a U.S. Holder by the Company are subject to Canadian withholding tax. Under the Treaty, the rate of withholding tax on dividends paid or credited to a U.S. Holder is generally limited to 15% of the gross dividend (or 5% in the case of corporate shareholders owning at least 10% of the Company's voting shares).

Disposition

A U.S. Holder is not subject to tax under the Tax Act in respect of a capital gain realized on the disposition of a common share in the open market unless the share is "taxable Canadian property" to the holder thereof and the U.S. Holder is not entitled to relief under the Treaty.

A common share will be taxable Canadian property to a U.S. Holder if, at any time during the 5 year period ending at the time of disposition, the U.S. Holder or persons with whom the U.S. Holder did not deal at arm's length (or the U.S. Holder together with such persons) owned, or had options, warrants or other rights to acquire, 25% or more of the Company's issued shares of any class or series. In the case of a U.S. Holder to whom common shares represent taxable Canadian property, no tax under the Tax Act will be payable on a capital gain realized on a disposition of such shares in the open market by reason of the Treaty unless the value of such shares is derived principally from real property situated in Canada. We believe that the value of the Company's common shares is not derived principally from real property situated in Canada, and that no tax will therefore be payable under the Tax Act on a capital gain realized by a U.S. Holder on a disposition of common shares in the open market.

Recent Sales of Unregistered Securities.

The Company issued 1,501,000 units, each consisting of one (1) common share and one (1) warrant to purchase a common share, to ten (10) non-U.S. persons in a private offering outside the United States for gross proceeds of $1,501,000. In addition, on March 12, 2001, the Company issued 20,000 common shares to one (1) non-U.S. person for services related to this private offering. This financing closed in three tranches, made up of 973,000 units on April 26, 2001, 418,000 units on June 12, 2001 and 110,000 units on August 15, 2001. All of the common shares were issued in reliance upon Regulation S promulgated under the Securities Act of 1933, as amended (the "Securities Act").

On November 9, 2001, the Company issued 229,332 Units, each Unit consisting of one (1) common share and one-half (1/2) of a non-transferable share purchase warrant to purchase a common share, to two (2) non-U.S. persons in a private offering outside the United States for gross proceeds of $497,650. All of the units, and underlying common shares, were issued in reliance upon Regulation S promulgated under the Securities Act.

Concurrently with the issuance of the 229,332 units, the Company issued 1,427,682 Special Warrants, each convertible into one (1) common share and one-half (1/2) of a non-transferable share purchase warrant, to eleven (11) non-U.S. persons in a private offering outside the United States for gross proceeds of $3,098,070. All of the common shares were issued in reliance upon Regulation S promulgated under the Securities Act of 1933.

The Company issued 295,834 common shares upon the exercise of stock options by sixteen (16) non-U.S. persons in private transactions outside the United States for gross proceeds of $395,834. The options were exercised on the following dates for the following amounts: January 24, 2001 - 3,333 options for gross proceeds of $3,333; February 22, 2001 3,000 options for gross proceeds of - $3,000; September 19, 2001 - 5,000 options for gross proceeds of $5,000; September 26, 2001 - 28,334 options for gross proceeds of $28,334; October 16, 2001 - 5,000 options for gross proceeds of $5,000; October 22, 2001 - 8,500 options for gross proceeds of $8,500; October 23, 2001 - 105,000 options for gross proceeds of $155,000; October 29, 2001 - 100,000 options for gross proceeds of $150,000; November 8, 2001 - 6,000 options for gross proceeds of $6,000; November 9, 2001 - 18,667 options for gross proceeds of $18,667; December 12, 2001 - 8,000 options for gross proceeds of $8,000; and December 13, 2001 - 5,000 options for gross proceeds of $5,000. The common shares were issued in reliance upon Regulation S promulgated under the Securities Act.

The Company issued 1,407,000 common shares upon the exercise of warrants by thirteen (13) non-U.S. persons in private transactions outside the United States for gross proceeds of $1,523,700. These warrants were exercised on the following dates for the following amounts: March 16, 2001 - 17,500 warrants for gross proceeds of $14,000; March 17, 2001 - 62,500 warrants for gross proceeds of $50,000; September 26, 2001 - 100,000 warrants for gross proceeds of $110,000, October 1, 2001 - 25,000 warrants for gross proceeds of $27,500; October 5, 2001 - 10,000 warrants for gross proceeds of $11,000; October 15, 2001 - 99,000 warrants for gross proceeds of $108,900; October 16, 2001 - 46,500 warrants for gross proceeds of $51,150; October 24, 2001 - 380,000 warrants for gross proceeds of $418,000; October 30, 2001 - 115,000 warrants for gross proceeds of $126,500; November 1, 2001 - 45,000 warrants for gross proceeds of $49,500; November 8, 2001 - 49,500 warrants for gross proceeds of $54,450; November 13, 2001 - 250,000 warrants for gross proceeds of $275,000; November 26, 2001 - 6,000 warrants for gross proceeds of $6,600; December 6, 2001 - 30,000 warrants for gross proceeds of $33,000; December 13, 2001 - 61,000 warrants for gross proceeds of $67,100; and December 17, 2001 - 110,000 warrants for gross proceeds of $121,000. The common shares were issued in reliance upon Regulation S promulgated under the Securities Act.

The Company granted stock options exercisable to acquire 1,190,000 common sShares to certain employees, directors and consultants who were non-U.S. persons in a private offering outside the United States. The options were issued in reliance upon Regulation S promulgated under the Securities Act.

On December 19, 2001, the Company granted stock options exercisable to acquire 100,000 common shares to Oliver "Buck" Revell, the Company's Chairman and a director (the "Optionee"). The options were issued in reliance upon Section 4(2) under the Securities Act of 1933. In relying upon such exemption (i) the Company did not engage in any "general solicitation", (ii) the Optionee represented and the Company reasonably believed that he had such knowledge and experience in financial matters such that he was capable of evaluating the merits and risks of the prospective investment upon exercise of the stock options and was able to bear the economic risk of such investment, (iii) the Optionee was provided access to all necessary and adequate information to enable him to evaluate the financial risk inherent in making such investment, (iv) the offer was made only to the Optionee, and (v) the Optionee represented that he will be acquiring the shares underlying the options for himself and not for distribution.

Item 6.     Management's Discussion and Analysis or Plan of Operations

Forward Looking Statements:

Statements in this Annual Report on Form 10-KSB, including those concerning Imagis Technologies Inc.'s (the "Company") expectations of results of the Company's operations in future periods, the amount and timing of revenues and earnings in future periods, future sales, gross profits, sales and marketing expenses, technical services expenses, technology development expenses, administration expenses, product introductions and cash requirements include certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. As such, the Company's actual results may vary materially from expectations as a result of certain factors including, but not limited to, the failure of the market for the Company's products to grow as anticipated; the success of certain strategic alliances among the Company and certain third parties; product pricing or other initiatives of the Company's competitors; the possibility that the Company's other customers defer purchasing decisions due to economic or other conditions or will purchase products offered by the Company's competitors; product development, product pricing or other initiatives of the Company's competitors; variations in the level of orders which can be affected by general economic conditions and in the markets served by the Company's customers; international economic and political climates; difficulties or delays in the functionality or performance of the Company's products; the Company's timing of future product releases or improvements; the Company's failure to respond adequately to either changes in technology or customer preferences; changes in pricing; the Company's ability to manage growth; risk of nonpayment of accounts receivable; changes in budgeted costs and the factors listed in this Annual Report. See "Risk Factors."

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

About Imagis

Imagis Technologies Inc. is a developer and marketer of software applications and advanced biometric facial recognition software solutions both as products and as a Software Development Kit. These applications provide a range of security solutions in various industry sectors including airports, law enforcement, customs, immigration and other government agencies, and gaming. The Company currently has well over a hundred installations, including Toronto's Pearson International Airport, the world's 16th busiest airport. The Company markets its products through a network of business partners located in North America, Asia, Europe and Latin America, and has installations in the US, Canada, Mexico and the UK.

ID-2000 - Image Detection and Biometric Facial Recognition

This software technology has enabled the Company to enter the biometric market.

ID-2000 is a facial recognition software system designed for the law enforcement, airport security, gaming and security industries that captures an offender's image, typically via a video camera, and then creates a biometric code that can be compared to other encoded images in a database. ID-2000 allows an individual in a database to be identified in seconds, using only an image or photograph as the search criterion. Matching records will be displayed as a list, together with their associated thumbnail images. From this, any record can be selected and full details, together with a full size image, will be displayed. Extensive linkages enable the database to be mined to display details, such as aliases, known associates and vehicles, as well as images of other distinguishing features, such as marks, scars and tattoos. Where appropriate, details such as previous crimes or gang memberships can also be displayed. ID-2000 also works with Casino-ID and Envisage for use in the gaming and security sectors.

ID-2000 is also available as a Software Development Kit, or SDK, which is designed to enable developers at the Company's business partners to integrate its facial recognition capabilities into their own applications.

In addition, the Company has adapted its facial recognition software to include the identification of non-facial objects in background imagery and personally identifiable markings, such as tattoos. The biometric solution purchased by the UK's National Crime Squad will be used to crack down on international online child pornography. The ability of law enforcement agencies to identify background imagery, as well as victims and perpetrators, is an important factor in preparing for and solving missing persons investigations.

Secure-ID (Airport Security)

Secure-ID is designed to use ID-2000 to scan the faces of travellers entering or leaving an airport, isolate individual faces, encode them and match them against a database of serious criminals or known terrorists. A variation on the system is already in use at Toronto's Pearson International Airport, where the Royal Canadian Mounted Police have successfully used it to identify wanted individuals trying to enter Canada.

Secure-ID uses standard surveillance cameras and requires no manual intervention. While it is possible to identify individuals in a crowd, cameras should be positioned where they can obtain clear images, such as the check-in desk, metal detector, gate and so on. Where there is a possible match, a monitor in the security office will display the image of the passenger, together with the image of the possible match in the database. The security officer at the screen will visually compare the two images and, if they match, take appropriate action.

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

CABS advanced data sharing capabilities allow different authorities to access decentralised information. The Company has recently implemented its first regional data sharing system. This allows RCMP detachments to share live information entered by their individual detachments. The major advantage of this data sharing system is that it allows one detachment to search a larger database containing offender information when booking a suspect, increasing the probability that the booking officer will discover prior arrests for the same individual. The RCMP does not retain any ownership interest or residual rights over the CABS system.

Overview

Revenue for software and services has historically accounted for a substantial portion of the Company's revenue. Typically, the Company enters into a fixed price contract with a customer for the licensing of selected software products and the provision of specific services. The Company generally recognizes total revenue for software and services associated with a contract using percentage of completion method based on the total costs incurred over the total estimated costs to complete the contract.

The Company's revenue is dependent, in large part, on significant contracts from a limited number of customers. As a result, any substantial delay in the Company's completion of a contract, the inability of the Company to obtain new contracts or the cancellation of an existing contract by a customer could have a material adverse effect on the Company's results of operations. The loss of certain contracts could have a material adverse effect on the Company's business, financial condition, operating results and cash flows. As a result of these and other factors, the Company's results of operations have fluctuated in the past and may continue to fluctuate from period-to-period.

Recent events have increased awareness of and interest in products that have law enforcement or other security applications. There can be no assurance, however, that such trends will continue or will result in increased sales of the Company's products and services.

Results of Operations for the year ended December 31, 2001 Compared to December 31, 2000:

Revenues

The Company's overall revenues for the year 2001 rose 90% to $2,080,704 over the year 2000 revenue level of $1,097,719. However, sales of the Company's software products increased 108% to $1,519,925 in 2001 from the prior year amount of $729,127. The gain in software sales revenue includes higher revenues earned on sales of the Company's CABS and ID-2000 products to law enforcement agencies, initial sales in the last quarter of its new ID-2000 SDK version, and revenues of $453,208 for the sale of the Company's Casino-ID software, a version of the Company's CABS product adapted for casinos, to a US-based reseller for worldwide distribution. These gains are attributed to an increased awareness of the Company and its software products as a result of the Company's greater marketing efforts during 2001.

Support and service revenues rose $79,811 or 29% to $356,441 in 2001 from the year 2000 amount of $276,630. Software support revenues included in this revenue category rose $44,182 or 39% to $157,254 in 2001 from $113,072 in the prior year. The remainder of the gain was essentially all derived from fees earned from a service contract, which has now been completed. The Company intends to concentrate its focus exclusively on its software product sales and development where higher gross margins on sales are realized and is not seeking further such service contract income going forward.

Other revenues were $112,376 or 122% higher at $204,338 in the 2001 fiscal year, up from the prior year 2000 amount of $91,962. Other revenue in 2001 represents recoveries of costs for materials used in installations of the Company's software products, but in prior years, it also included cost recoveries for hardware also purchased in conjunction with specific installations. No revenue from the recovery of hardware purchase costs was earned in 2001, whereas in 2000, the Company earned approximately $44,000 from such recoveries.

Operating Costs

Total operating costs rose in 2001 to $5,101,408, an increase of 24% over the year 2000 level of $4,107,750. The increase is due primarily to significantly higher expenditures incurred by the Company's technology development group for added development work on the Company's ID-2000 products and higher administration costs incurred primarily to increase market awareness of the Company and its products in the United States and internationally, and for corporate and product branding.

Costs of materials and services

Costs of materials and services for the year 2001 were $175,851, up fractionally from the prior year amount of $173,136. The primary reason for the increase is materials required for the Alameda installation. This was partially offset by the elimination in 2001 of costs for hardware components previously purchased for customers in 2000 and prior years, which amounted to approximately $128,000 in 2000. No purchased hardware costs were incurred in 2001.

Sales and marketing

Sales and marketing costs for the year 2001 of $923,010 were 16% lower than those in 2000 year of $1,102,140. The costs include staff salaries, travel, marketing materials and facility expenses including communications. The lower 2001-year level reflects a restraint in travel imposed throughout the first half of the year due to cash constraints in that period coupled with lower costs of printed product marketing materials. In 2000, unusually high costs for such marketing materials were incurred related to the initial launch of the Company's ID-2000 facial recognition software. Management plans to add several sales and marketing staff in 2002 and to significantly expand its sales and marketing programs to further increase awareness of the Company's software products in North America and worldwide where biometric security applications are needed. As a consequence, management expects that sales and marketing costs will rise significantly over the 2001 level.

Technical services

Costs for the technical services function were higher at $732,906, up 19% over the year 2000 amount of $613,915. The technical services function manages all product installations, either performing the installation directly or assisting and supporting the installation made by one of the Company's partners. Costs were higher in 2001 due to the direct involvement of a number of technical services staff in the Alameda installation due to its breadth of scope and technical complexity, and the increased function costs reflect primarily additional travel costs of the installation team on site. Generally, the Company relies on its sales partners for installation support. However, should sales occur where a partner is unable to fulfill this support function, the Company may need to again dedicate staff and incur travel and other related costs to assist the customer, resulting in higher technical services costs.

Technology development

The technology development function expenditures for 2001 rose 37% to $1,215,945 over the year 2000 comparable amount of $888,837. Technology development costs include principally salaries, which represent 60% of the total 2001 function costs. The increase in 2001 is due to higher salary costs incurred for additional technical staff, and higher lease costs from the significant expansion of the leased space to accommodate this larger development group. For 2002, the Company intends to add several more development staff to further increase the functionality of its existing products, but also to start development work on a number of pattern recognition applications, which have recently been identified. One such application is an extension to the requirements of the Company's sale to the National Crime Squad (UK) to provide scene analysis, an application unrelated to facial imaging but one which the Company's core software is capable of delivering. These additions to staff are expected to cause 2002 costs to increase above the 2001 expenditures.

Administration

Administration costs for the year 2001, which amounted to $1,981,124, are 76% higher than those incurred in 2000 of $1,125,571. Administration costs include administration staff salaries and travel, facility costs, professional and consultant fees and shareholder and regulatory costs. The significant cost increase in the current year reflects a 192% increase in travel, and other corporate costs associated with an extensive general market awareness and overall branding program undertaken directly by the Company's executive with the aid of consultants, and deemed essential to position the Company's products against those of its competitors in the intensified market sectors of airport and government security in the United States and internationally. All other administration costs were comparable to those incurred in the prior year with some increases to support costs related to the higher 2001 level of activity.

Net Loss for the Period

The Company incurred a net loss overall for the year amounting to $3,020,704 or $0.21 per share, which is only fractionally higher than the loss in 2000 of $3,010,031 or $0.26 per share. Under U.S. GAAP accounting requirements, additional costs, primarily related to stock-based compensation to directors, officers, staff and consultants, amounting to $150,111 would be incurred and, accordingly, the U.S. GAAP net loss would be $3,170,815, or $0.22 per share, as compared to the prior year comparable net loss of $4,730,508 or $0.41 per share.

Liquidity and Capital Resources

The Company's liquidity improved significantly in 2001, with its cash on hand increasing from an opening position of $59,497 to the closing balance at December 31, 2001 of $200,659 in cash and short-term investments amounting to $2,560,000. There were no short-term investments in 2000. The increase was realized through the exercise of the Company's options and warrants, and the completion of three financings in the year. Funds derived in the year from the exercise of options amounted to $395,834 and from the exercise of warrants amounted to $1,523,700.

With respect to financing, in its first round, a private placement, the Company issued 1,501,000 units priced at $1 per unit, each unit convertible into one common share and one full warrant convertible into another common share at a price of $1.10. This yielded proceeds of $1,501,000 to the Company. The second financing, completed early in the fourth quarter, was also a unit private placement, in this case for the issue of 229,332 units priced at $2.17 per unit. Each unit consisted of one common share and a half warrant, with two half warrants converting into one common share at an exercise price of $2.55, and this netted cash of $497,650 to the Company. These two financings provided an aggregate cash infusion to the Company of $1,998,650. The third financing was completed shortly after the second and involved the sale of 1,427,682 special warrants also priced at $2.17 per special warrant, and yielded net proceeds of $2,822,061. Each special warrant is convertible into one common share and one half warrant on similar terms to those of the private placement unit and at a price of $2.55. In total, during 2001 the Company raised approximately $6.7 million.

These new funds were used primarily to sustain the Company's operating loss for the year of $3,020,704. With the stronger cash position, the Company was also able to extinguish its related party loans amounting to $1,072,317, to make short-term deposits amounting to $2,560,000 and to acquire additional computer equipment at a cost of $24,772. After the loss for the year adjusted for non-cash items and these disbursements, the Company had a net gain in cash in the year of $141,162 and when added to the cash on hand at the beginning of the year of $59,497, cash at December 31, 2001 available for future operations, exclusive of the additional funds on deposit of $2,560,000, aggregated the above-noted amount of $200,659.

At present with this operating capital and two major outstanding order commitments, management believes the Company is capable of sustaining its operations throughout the remainder of the year with no further financing requirements. However as noted above, its business plan for 2002 anticipates continuing product development work in both its traditional biometric applications and in new development of non-biometric applications, In addition, the Company recently identified other areas in discussions with its newest strategic partner, the Sanyo Semiconductor Company, and consequently sees the need to continue to add development staff.

From a marketing perspective, a number of international opportunities have arisen and the Company's plan calls for added emphasis in advancing awareness of its products internationally, and additional sales and marketing staff are planned for this undertaking. Taking into account these various new opportunities, the Company may consider additional financing this year to funds its 2002 operations.

Item 7.     Financial Statements.

Imagis Technologies Inc. Index to Consolidated Financial Statements

Auditors' Report to the Shareholders	29
Comments by Auditor for U.S. Readers on Canada-US Reporting Differences	29
Consolidated Balance Sheets	30
Consolidated Statements of Operations and Retained Earnings	31
Consolidated Statements of Cash Flows	32
Notes to Consolidated Financial Statements	33

AUDITOR'S REPORT TO THE SHAREHOLDERS

We have audited the consolidated balance sheets of Imagis Technologies Inc. as at December 31, 2001 and 2000 and the consolidated statements of operations and deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with Canadian generally accepted auditing standards and United States generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2001 and 2000 and the results of its operations and its cash flows for the years then ended in accordance with Canadian generally accepted accounting principles. As required by the Company Act (British Columbia), we report that, in our opinion, these principles have been applied on a consistent basis.

"signed"
Chartered Accountants

Vancouver, Canada
February 8, 2002

COMMENTS BY AUDITOR FOR U.S. READERS ON CANADA-US REPORTING DIFFERENCES

In the United States, reporting standards for auditors require the addition of an explanatory paragraph (following the opinion paragraph) when the financial statements are affected by conditions and events that cast substantial doubt on the Company's ability to continue as a going concern, such as those described in note 1 to the financial statements. Our report to the shareholders dated February 8, 2002 is expressed in accordance with Canadian reporting standards which does not permit a reference to such events and conditions in the auditors' report when these are adequately disclosed in the financial statements.

"signed"
Chartered Accountants

Vancouver, Canada
February 8, 2002

IMAGIS TECHNOLOGIES INC.
Consolidated Balance Sheets
(Expressed in Canadian dollars)

December 31, 2001 and 2000
	2001	2000

Assets

Current assets:
Cash and cash equivalents	$200,659	$59,497
Short-term investment	2,560,000	--
Accounts receivable	465,024	846,581
	3,225,683	906,078

Equipment (note 3)	51,838	58,082

	$3,277,521	$964,160

Liabilities and Shareholders' Equity (Deficiency)

Current liabilities:
Accounts payable and accrued liabilities	$444,871	$566,115
Deferred revenue	59,184	64,279
Current portion of obligation under capital lease	--	2,226
	504,055	632,620

Advances payable (note 4)	--	100,000

Payable to related parties (note 5)	--	1,072,317
	504,055	1,804,937

Shareholders' equity (deficiency):
Share capital (note 6)	10,142,041	6,329,155
Special warrants (note 6)	2,822,061	--
Deficit	(10,190,636)	(7,169,932)
	2,773,466	(840,777)

	$3,277,521	$964,160

Operations (note 1)
Commitments (note 9)
Subsequent events (note 11)

See accompanying notes to consolidated financial statements.

IMAGIS TECHNOLOGIES INC.
Consolidated Statements of Operations and Retained Earnings
(Expressed in Canadian dollars)

Years ended December 31, 2001 and 2000
	2001	2000

Revenues:
Software sales	$1,519,925	$729,127
Support and services	356,441	276,630
Other	204,338	91,962
	2,080,704	1,097,719

Expenses:
Cost of materials	$175,851	$173,136
Sales and marketing	923,010	1,102,140
Technical services	732,906	613,915
Technology development	1,215,945	888,837
Administration	1,981,124	1,125,571
Interest	41,556	135,000
Amortization	31,016	69,151
	5,101,408	4,107,750

Loss for the year	3,020,704	3,010,031

Deficit, beginning of year	7,169,932	4,159,901

Deficit, end of year	$10,190,636	$7,169,932

Loss per share	$0.21	$0.26
Weighted average number of shares outstanding	14,308,442	11,660,209

See accompanying notes to consolidated financial statements.

IMAGIS TECHNOLOGIES INC.
Consolidated Statements of Cash Flows
(Expressed in Canadian dollars)

Years ended December 31, 2001 and 2000
	2001	2000

Cash provided by (used for):

Cash flows from operating activities:
Loss for the year	$(3,020,704)	$(3,010,031)
Items not involving the use of cash:
Amortization	31,016	69,151
Imputed interest on convertible notes	--	135,000
Common shares issued for services	29,000	--
Changes in non-cash operating working capital:
Accounts receivable	381,557	(595,508)
Inventories	--	45,834
Accounts payable and accrued liabilities	(121,244)	266,195
Deferred revenue	(5,095)	(3,746)
	(2,705,470)	(3,093,105)

Cash flows from investing activities:
Purchase of equipment	(24,772)	(43,057)
Short-term investments	(2,560,000)	--
	(2,584,772)	(43,057)

Cash flows from financing activities
Issuance of common shares for cash	3,918,184	2,403,370
Issuance of special warrants	2,822,061	--
Repayment of advances payable	(100,000)	100,000
Receipt of advances payable	--	238,720
Costs of financing	(134,298)	(28,410)
Repayment of obligation under capital lease	(2,226)	(6,678)
Repayment of notes payable	--	(130,000)
Loan from related parties	(1,072,317)	608,975
	5,431,404	3,185,977

Increase in cash	141,162	49,815

Cash and cash equivalents, beginning of year	59,497	9,682

Cash and cash equivalents, end of year	$200,659	$59,497

Supplementary information and disclosure of non-cash financing and investing activities:
Interest paid	$2,972	$15,248
Income taxes paid	--	--
Non-cash transactions not reported above:
Issuance of common shares on conversion of debentures	--	595,200
Value assigned to detachable warrants	--	135,000
Share issue costs settled with options	--	7,306
Issuance of common shares for services rendered	29,000	--

See accompanying notes to consolidated financial statements.

IMAGIS TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
(Expressed in Canadian dollars)

Years ended December 31, 2001 and 2000

1.	Operations:

Imagis Technologies Inc. (the "Company") was incorporated under the Company Act (British Columbia) on March 23, 1998. The Company operates in a single segment, being the development and sale of software applications and advanced biometric facial recognition software solutions. The Company's assets are based in Canada. In the year ended December 31, 2001, two customers represented approximately 40% and 20% of total revenues (2000 - one customer represented approximately 50% of total revenues).

These financial statements have been prepared on a going concern basis which includes the assumption that the Company will be able to realize its assets and settle its liabilities in the normal course of business. For the year ended December 31, 2001, the Company has incurred a loss from operations of $3,020,704 and a deficiency in operating cash flow of $2,705,470. In addition, the Company has incurred significant operating losses and net utilization of cash in operations in all prior periods. Accordingly, the Company will require continued financial support from its shareholders and creditors until it is able to generate sufficient cash flow from operations on a sustained basis. Failure to obtain ongoing support of its shareholders and creditors may make the going concern basis of accounting inappropriate, in which case the Company's assets and liabilities would need to be recognized at their liquidation values. These financial statements do not include any adjustment due to this going concern uncertainty.

2.	Significant accounting policies:

The Company prepares its financial statements in accordance with generally accepted accounting principles in Canada and, except as set out in note 12, also comply, in all material respects, with accounting principles generally accepted in the United States. The consolidated financial statements reflect the following significant accounting policies:

	(a)	Basis of presentation:

These consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Imagis Cascade Technologies, Inc. All material intercompany balances and transactions have been eliminated.

	(b)	Cash equivalents:

The Company considers all highly liquid investments with a term to maturity of three months or less when purchased to be cash equivalents. Investments having a term in excess of three months but less than one year are classified as short-term investments.

IMAGIS TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
(Expressed in Canadian dollars)

Years ended December 31, 2001 and 2000
2.	Significant accounting policies (continued):
	(c)	Equipment:
Equipment is recorded at cost and is amortized over its estimated useful life on a straight-line basis at the following annual rates:

		Asset	Rate
		Computer hardware	30%
		Furniture and fixtures	20%

	(d)	Revenue recognition:
		(i)	Software sales revenue:

The Company recognizes revenue consistent with Statement of Position 97-2, "Software Revenue Recognition". In accordance with this Statement, revenue is recognized, except as noted below, when all of the following criteria are met; persuasive evidence of a contractual arrangement exists, title has passed, delivery and customer acceptance has occurred, the sales price is fixed or determinable and collection is reasonably assured.

When a software product requires significant production, modification or customization, the Company generally accounts for the arrangement using the percentage-of-completion method of contract accounting. Progress to completion is measured by the proportion that activities completed are to the activities required under each arrangement. When the current estimate on a contract indicates a loss, a provision for the entire loss on the contract is made.

When software is sold under contractual arrangements that includes post contract customer support ("PCS"), the elements are accounted for separately if vendor specific objective evidence ("VSOE") of fair value exists for all undelivered elements. VSOE is identified by reference to renewal arrangements for similar levels of support covering comparable periods. If such evidence does not exist, revenue on the completed arrangement is deferred until the earlier of (a) VSOE being established or (b) all of the undelivered elements are delivered or performed, with the following exceptions: if the only undelivered element is PCS, the entire fee is recognized ratably over the PCS period, and if the only undelivered element is service, the entire fee is recognized as the services are performed.

The Company provides for estimated returns and warranty costs, which to date have been nominal, on recognition of revenue.

IMAGIS TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
(Expressed in Canadian dollars)

Years ended December 31, 2001 and 2000

2.	Significant accounting policies (continued):
	(d)	Revenue recognition (continued):
(ii) Support revenue:
Contract support services revenue is deferred and is amortized to revenue ratably over the period that the support services are provided.
	(e)	Use of estimates:

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

The Company has a stock option plan, which is described in note 6(f), and will, periodically, issue warrants for services rendered. No compensation expense is recognized when stock options or warrants are issued. Any consideration paid on exercise of stock options or warrants is credited to share capital.

IMAGIS TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
(Expressed in Canadian dollars)

Years ended December 31, 2001 and 2000

2.	Significant accounting policies (continued):
	(i)	Loss per share:

Loss per share is calculated using the weighted average number of shares outstanding during the fiscal period. This average includes outstanding common shares issued in a reporting period from their date of issuance. Diluted per share amounts are calculated by the treasury stock method whereby the assumed proceeds of dilutive exercisable instruments are applied to repurchase common shares at the average market price for the period. The resulting net issuance is included in the weighted average number for purposes of the diluted per share calculation.

	(j)	Comparative figures:
	Certain comparative figures have been reclassified to conform with the basis of presentation adopted in the current year.
3.	Equipment:

			Accumulated	Net book
	2001	Cost	amortization	value

	Furniture and fixtures	$72,388	$36,644	$35,744
	Computer hardware	126,200	110,106	16,094

		$198,588	$146,750	$51,838

			Accumulated	Net book
	2000	Cost	amortization	value

	Furniture and fixtures	$68,858	$27,709	$41,149
	Computer hardware	113,686	96,753	16,933

		$182,544	$124,462	$58,082

IMAGIS TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
(Expressed in Canadian dollars)

Years ended December 31, 2001 and 2000

4.	Advances payable:
	(a)	During the year ended December 31, 2000, the Company received $100,000 in advance of closing a private placement. The private placement occurred in the year ended December 31, 2001.
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

As of December 31, 1999, the Company had received $356,480 towards the aggregate consideration of $595,200 for the convertible note units. Subsequent to December 31, 1999, the Company received the remaining $238,720 and the convertible note units were issued. For accounting purposes, the consideration received was allocated between the debt and equity components issued with the deemed debt discount, equal to the value assigned to the equity element, being recognized by a charge against income over the term of the debt. During the year ended December 31, 2000, all convertible debentures were converted into common shares in accordance with their original terms.

5.	Payable to related parties:

		2001	2000

	International Portfolio Management Inc.	$-	$578,222
	Pacific Cascade Consultants Ltd.	-	494,095

		$-	$1,072,317

IMAGIS TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
(Expressed in Canadian dollars)

Years ended December 31, 2001 and 2000

6.	Share capital:
	(a)	Authorized:
		100,000,000 common shares without par value
	(b)	Issued:
			Number of
			shares	Amount

		Balance, December 31, 1999	8,958,214	$3,223,995
		Issued during year for cash:
		On private placement	875,000	700,000
		On debt conversion, including value assigned to
		warrants on issuance	930,000	730,200
		Options exercised	442,170	442,170
		Warrants exercised	1,749,000	1,261,200
		Issued for services related to private placement	11,581	7,296
		Share issuance costs	-	(35,706)

		Balance, December 31, 2000	12,965,965	6,329,155

		Issued during year for cash:
		On private placement	1,730,332	1,998,650
		Options exercised	295,834	395,834
		Warrants exercised	1,407,000	1,523,700
		Issued for services related to private placement	20,000	29,000
		Share issuance costs	-	(134,298)

		Balance, December 31, 2001	16,419,131	$10,142,041

	(c)	As at December 31, 2001, 266,669 common shares (2000 - 535,335) are being held in escrow. These common shares will be released from escrow on February 23, 2002.
	(d)	Special Warrants:
		(i)

On November 9, 2001, 1,427,682 Special Warrants were sold at a price of $2.17 per Special Warrant, each of which entitles the holder, upon exercise and without payment of further consideration, to acquire one common share of the Company and one-half of one common share purchase warrant (the "Warrants") of the Company. Each whole Warrant will entitle the holder to purchase one common share of the Company at a price of $2.55 for a period of one year from the date the underlying shares are qualified for resale.

			The securities issued pursuant to the brokered private placement and all underlying securities are subject to resale restrictions that will expire on March 9, 2002.

IMAGIS TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
(Expressed in Canadian dollars)

Years ended December 31, 2001 and 2000

6.	Share capital (continued):
	(d)	Special Warrants (continued):
		(ii)	Earnings per share calculations do not include the underlying common shares to the issuance of the Special Warrants.
	(e)	Warrants:
		At December 31, 2001 and 2000, the following warrants were outstanding:

		December 31, 2000	Granted	Exercised	Expired	December 31, 2001	Exercise Price	Expiry Date
		400,000	-	-	-	400,000	1.25	To February 23, 2002
		80,000	-	(80,000)	-	-	0.80	March 17, 2001
		200,000	-	-	(200,000)	-	3.50	April 7, 2001
		50,000	-	-	-	50,000	4.00	June 16, 2002
		-	1,601,000	(1,327,000)	-	274,000	1.10	Various to May 6, 2003
		-	114,666	-	-	114,666	2.17	November 9, 2002
		-	713,840	-	-	713,840	2.17	Subject to qualification
		730,000	2,429,506	(1,407,000)	(200,000)	1,552,506

		December 31, 1999	Granted	Exercised	Expired	December 31, 2000	Exercise Price	Expiry Date
		24,000	-	(24,000)	-	-	-	-
		400,000	-	-	-	400,000	1.25	To February 23, 2003
		-	875,000	(795,000)	-	80,000	0.80	March 17, 2001
		-	930,000	(930,000)	-	-	0.64	January 6, 2002
		-	200,000	-	-	200,000	3.50	April 7, 2001
		-	50,000	-	-	50,000	4.00	June 16, 2002
		424,000	2,055,000	(1,749,000)	-	730,000

The 400,000 warrants having an exercise price of $1.25 per share outstanding at December 31, 2001 were to expire in three equal amounts on February 23, 2001, 2002 and 2003. During 2001, the Company agreed to extend the expiry date on the February 23, 2001 and February 23, 2002 expiry tranches to June 25, 2002.

IMAGIS TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
(Expressed in Canadian dollars)

Years ended December 31, 2001 and 2000

6.	Share capital (continued):
(f)	Options:

The Company has granted stock options to certain employees, directors and advisors to buy an aggregate of 3,185,000 (2000 - 1,895,000) common shares of the Company, of which 738,004 have been exercised and 493,332 have been cancelled, at prices ranging between $0.30 and $2.20 (2000 - $0.30 and $3.75). All options expire five years from the date of grant. A summary of the status of the Company's stock options at December 31, 2001 and 2000 and changes during the years ended on those dates is presented below:

2001	2000
Weighted	Weighted
average	average
exercise	exercise
Shares	price	Shares	price

Outstanding, beginning of year	1,451,164	$ 1.62	910,000	$ 0.82
Granted	1,290,000	1.34	985,000	2.06
Exercised	(295,834)	1.34	(442,170)	1.00
Cancelled	(491,666)	2.92	(1,666)	1.00

Outstanding, end of year	1,953,664	$1.15	1,451,164	$ 1.62

The following table summarizes information about stock options outstanding at December 31, 2001:

Options outstanding	Options exercisable
Weighted
Number	average	Weighted	Number	Weighted
outstanding at	remaining	average	exercisable at	average
Range of	December 31,	contractual	exercise	December 31,	exercise
exercise prices	2001	life	price	2001	price
$ 0.30	230,000	1.51 years	$ 0.30	230,000	$ 0.30
$ 1.00	1,183,664	3.78 years	1.00	623,674	1.00
$ 1.50 to $ 2.90	540,000	4.45 years	1.84	329,670	1.70
1,953,664	1,183,344

7.	Related party transactions:
Related party transactions not disclosed elsewhere are as follows:
(a)	included in accounts payable and accrued liabilities is $271,072 (2000 - $204,331) which is due to companies with a director or officer in common.
(b)	included in administration expense is $484,255 (2000 - $572,638) for payments made to a company with a director in common for services rendered to the Company.

IMAGIS TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
(Expressed in Canadian dollars)

Years ended December 31, 2001 and 2000

8.	Income taxes:

Income tax expense differs from the amount that would be computed by applying the federal and provincial statutory income tax rates of 39.6% (2000 - 44.6%) to income before income taxes due to valuation allowances provided against losses incurred in the year.

	Future income tax assets are as follows:
		2001	2000

	Future income tax asset:
	Loss carry forwards	$3,594,871	$2,849,279
	Capital assets	72,001	65,147
	Financing costs	86,931	21,985
		3,753,803	2,936,411
	Valuation allowance	(3,753,803)	(2,936,411)
		$-	$-

As at December 31, 2001, the Company (including its subsidiary) has non-capital loss carry forwards aggregating approximately $9,077w,000 available to reduce taxable income otherwise calculated in future years. These losses expire as follows:

	2004		$1,169,000
	2005		234,000
	2006		2,006,000
	2007		2,870,000
	2008		2,798,000
			$9,077,000

As indicated above, the tax benefits related to these loss carry forwards, the application of which may be restricted, has not been recognized in these financial statements as management does not consider it more likely than not that such assets will be realized in the carry forward period.

9.	Commitments:
	The Company is committed to the following operating lease payments for equipment and office premises over the next five years:

	2002		$135,434
	2003		69,866
	2004		26,713
	2005		-
	2006		-
			$232,013

IMAGIS TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
(Expressed in Canadian dollars)

Years ended December 31, 2001 and 2000

10.	Financial instruments and risk management:
	(a)	Fair values:

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

11.	Subsequent events:
	(a)	Subsequent to December 31, 2001, 102,999 options were exercised at a price of $1.00 and 17,850 warrants were exercised at a price of $1.10.
	(b)	On February 8, 2002, the Company issued 37,500 shares to Roth Capital partners for future financing services.

IMAGIS TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
(Expressed in Canadian dollars)

Years ended December 31, 2001 and 2000

12.	United States generally accepted accounting principles:

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

As described in note 6, the Company has granted stock options to certain employees, directors and advisors. These options are granted for services provided to the Company. For U.S. GAAP purposes, an enterprise recognizes or, at its option, discloses the impact of the fair value of stock options and other forms of stock-based compensation in the determination of income. The Company has elected under U.S. GAAP to continue to measure compensation cost for stock options granted to employees by the intrinsic value method. Options granted to non-employee consultants are required to be measured and recognized at their fair value as the services are provided and the options are earned. In addition, during the year ended December 31, 2001, the Company effectively repriced certain options whereby, under U.S. GAAP, are accounted for as variable options and increases in the underlying common shares market price since the repricing date are recognized as compensation cost until the options are exercised, expire or forfeited.

	(b)	Beneficial conversion option:

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

	(d)	Loss per share:

In accordance with U.S. GAAP, common shares issuable on exercise of the Special Warrants are included in the calculation of the weighted average number of shares outstanding for purposes of the loss per share calculations.

IMAGIS TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
(Expressed in Canadian dollars)

Years ended December 31, 2001 and 2000

12.	United States generally accepted accounting principles (continued):
	(e)	The effect of these accounting differences on deficit, net loss, loss per share and future income taxes under United States accounting principles are as follows:

			2001	2000

		Deficit, Canadian GAAP	$(10,190,636)	$(7,169,932)
		Cumulative stock-based compensation (a)	(1,054,612)	(904,501)
		Beneficial conversion options (b)	(208,200)	(208,200)
		Warrants issued for services (c)	(722,000)	(722,000)

		Deficit, U.S. GAAP	$(12,175,448)	$(9,004,633)

		Loss for the year, Canadian GAAP	$(3,020,704)	$(3,010,031)
		Stock-based compensation (a)	(150,111)	(790,277)
		Beneficial conversion options (b)	-	(208,200)
		Warrants issued for services (c)	-	(722,000)

		Loss for the year, U.S. GAAP	$(3,170,815)	$(4,730,508)

		Loss per share, U.S. GAAP - basic and diluted	$(0.22)	$(0.41)

Item 8.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

PART III

Item 9.     Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Executive Officers and Directors

The following table sets forth certain information concerning the Company's executive officers and directors as of December 31, 2001:
Name	Age	Position with the Company
Oliver "Buck" Revell	63	Chairman and a Director
Iain Drummond	56	President, Chief Executive Officer and a Director
Ross Wilmot	58	Vice President, Finance and Chief Financial Officer
Andrew Amanovich	44	Chief Technology Officer
Rory Godinho*	43	Secretary and a Director
Altaf Nazerali*	48	Director
Robert Gordon	55	Director
Frederick Clarke*	66	Director

_____________________

* Audit Committee Member

Oliver "Buck" Revell was appointed as a director and Chairman of the Company's board of directors on January 31, 2000. Mr. Revell served for over 30 years in the United States Federal Bureau of Investigation until September 1994, and during his career advanced to the position of Associate Deputy Director. From September 1994 until the present, Mr. Revell has served on many Presidential and Vice Presidential task forces, including as Vice-Chairman of the Interagency Group for Counter-Intelligence and as a member of both the National Foreign Intelligence Board and the Terrorist Crisis Management Committee of the National Security Council. Mr. Revell is a life member of the International Association of Chiefs of Police (IACP), and the founding Chairman of its Committee on Terrorism. Mr. Revell is President of the Law Enforcement Television Network (LETN) and resides in Dallas, Texas, where he also serves as Chairman of the Greater Dallas Crime Commission.

Iain Drummond has served as a director since February 12, 1999, as President and Chief Executive Officer of the Company since February 23, 1999 and of Imagis Cascade Technologies Inc. since September 1, 1998. Mr. Drummond has extensive management experience in the high technology industry. Most recently he served as the Vice-President, Strategic Partnerships with Alis Technologies of Montreal, Quebec, a provider of integrated language-handling technologies and translation solutions, from 1990 to 1998, where Mr. Drummond set up the international sales network for its language translation software products. Previously, Mr. Drummond was President of Clan Technologies, a developer and marketer of executive information systems, in Canada from 1988 to 1990. Prior to that, he worked with International Computers Limited, a supplier of integrated computer systems, from 1966 to 1988, including serving as President for ICL Canada, a wholly owned subsidiary of International Computers Limited, focused on selling integrated computer systems to large retailers.

Ross Wilmot has served as the Vice President, Finance and Chief Financial Officer of the Company since July 7, 1998. Mr. Wilmot was a director of the Company from July 7, 1998 to February 12, 1999. Mr. Wilmot has over 25 years of international business experience in the resources and technology industries. Mr. Wilmot's principal occupation is as a corporate executive of a number of publicly traded companies. Mr. Wilmot serves as the President of Paloma Ventures Inc., with oil and gas production in the United States, and as Vice-President, Finance of the following companies: (a) Multivision Communications Corp., the operator of MMDS TV systems in Bolivia (August 1995 to present); (b) Breckenridge Resources Ltd., a junior exploration company with mining interests in China (January 1995 to present); (c) CTF Technologies Inc., a company engaged in the servicing of electronic refueling technology in Brazil (July 1996 to present); (d) Neuer Kapital Corp., an inactive Canadian Venture Exchange junior exploration company with exploration projects in Africa (January 1997 to present); (e) Radical Elastomers Inc., a company engaged in the development and manufacturing of plastic-based material used as replacement for traditional rubber, plastic, and latex compounds in many applications (June 1996 to present); (f) Intacta Technologies Inc. (formerly, InfoImaging Technologies Inc.), a software technology company, (1997 to present); (g) Briyante Software Corp., a developer of eBusiness software (January 1995 to present). Mr. Wilmot holds Bachelor and Masters degrees in engineering from the University of Toronto and is a chartered accountant in Canada.

Andrew Amanovich has served as the Chief Technology Officer of the Company since February 23, 1999. Since 1989, Mr. Amanovich has been employed by and is currently the president of Pacific Cascade Consultants Ltd., a consulting service engaged in forestry mapping and surveys, where he developed computer simulation models for forest visualization modeling

46

and was involved in forest engineering, geotechnical engineering, digital mapping and software development of technology in March of 1998. Mr. Amanovich holds a Bachelor of Science from the University of British Columbia.

Altaf Nazerali has served as a director of the Company since July 7, 1998. Mr. Nazerali also served as President and Chief Executive Officer from July 7, 1998 through February 23, 1999. In addition, Mr. Nazerali has served in the following capacities of other companies: (a) Chief Executive Officer (November 1995 to present), President and a director (each October 1995 to present) of Multivision Communications Corp., the operator of MMDS TV systems in Bolivia (b) Director of CTF Technologies Inc., a company engaged in the servicing of electronic refueling technology in Brazil (April 1998 to present); (c) President and a director of Intacta Technologies Inc. (formerly, InfoImaging Technologies Inc.), a software technology company (October 1997 to present); and (d) Chief Executive Officer and President of Canbras Communications Corp., an operator of pay television and telephone systems in Brazil (November 1994 to October 1995).

Robert Gordon was appointed as a director of the Company on February 15, 2000. Mr. Gordon is currently the Senior Vice President of Oracle Corporation responsible for the operations in the Netherlands, Belgium, Middle East and Africa and resides in London, England. Prior to Mr. Gordon's transfer to London, Mr. Gordon was President and Chief Executive Officer of Oracle Canada. Before joining Oracle in 1991, Mr. Gordon held senior management positions at IBM, Northern Telecom and Bell Atlantic and is a past Chair of the Information Technology Association of Canada (ITAC). Mr. Gordon is a graduate in engineering science from Universite Laval and the Advanced Management Program of Duke University.

Rory Godinho has been a director of the Company since July 7, 1998 and as Secretary since December 1, 2001. Mr. Godinho is a Principal with the law firm of Godinho Sinclair (since its formation in 1991). Mr. Godinho restricts his practice to the areas of securities and corporate commercial law. In addition, Mr. Godinho serves in the following capacities of other companies: (a) Secretary of Harambee Mining Corp., an inactive Canadian Venture Exchange junior exploration company with exploration projects in Africa (August 1996 to present); (b) Secretary of Intertech Minerals Corp., a junior diamond exploration company with property in Northwest Territories Canada (January 1999 to present); and President and a director of dot.com Technologies Inc., an inactive Canadian Venture Exchange company with no current business (July 1999 to present). Mr. Godinho holds an LL.B. from the University of British Columbia.

Frederick Clarke has been a director of the Company since February 12, 1998. In addition, over the past five (5) years, Mr. Clarke has divided his time serving in the following positions of the following companies: (a) founder and Chairman of the board of directors of The Clarke Group Companies, a diversified forestry conglomerate based in Mission, British Columbia; (b) advisor/consultant to Green River Log Sales (1996) Ltd.; (c) Chairman of the board of directors of Re-Con Building Products Inc., provider of building materials; and (d) officer and a director of Pacific.

Board of Directors

Each member of the board of directors is elected annually and holds office until the next annual meeting of shareholders or until his or her successor has been elected or appointed, unless his or her office is earlier vacated in accordance with the Bylaws of the Company. Officers serve at the discretion of the Board and are appointed annually. The Board currently has one committee, the Audit Committee, and an Advisory Board.

None of the Company's directors or executive officers are parties to any arrangement or understanding with any other person pursuant to which said individual was elected as a director or officer of the Company. No director or executive officer of the Company has any family relationship with any other officer or director of the Company.

Audit Committee

The Audit Committee recommends independent accountants to the Company to audit its financial statements, discusses the scope and results of the audit with the independent accountants, reviews the Company's interim and year-end operating results with its executive officers and its independent accountants, considers the adequacy of the internal accounting controls, considers the audit procedures of the Company and reviews the non-audit services to be performed by the independent accountants. The members of the Audit Committee are Fred Clarke, Altaf Nazerali and Rory Godinho.

Item 10. Executive Compensation.

Compensation of Executive Officers

The following table sets forth the Company's executive compensation information for the fiscal years ended December 31, 2001, 2000 and 1999 for its CEO and its other named executive officer:

Summary Compensation Table

Name and Principal Position	Fiscal Year	Compensation			Long-Term Compensation		Payouts	All Other Compensation ($)
		Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Under Options (#)	LTIP Payouts ($)
Iain Drummond President and Chief Executive Officer	2001 2000 1999	144,000 143,667 143,667	N/A N/A N/A	9,600 9,600 9,600	N/A N/A N/A	100,000 N/A N/A	N/A N/A N/A	N/A N/A 500,000 (1)
Andrew Amanovich Chief Technology Officer	2001 2000 1999	110,000 95,000 93,000	N/A N/A N/A	N/A N/A N/A	N/A N/A N/A	160,000 15,000 75,000	N/A N/A N/A	N/A N/A N/A

(1)     Mr. Drummond was issued a warrant to purchase 400,000 Common Shares at an exercise price of $1.25 per share in consideration for renouncing his right to acquire up to a 6% interest in the equity in Imagis Cascade.

Option Grants in Last Fiscal Year

The following table sets forth the Company's stock options grants to its CEO and other named executive officer during the year ended December 31, 2001:

Individual Grants

Name	Number of Securities Underlying Options	% of Total Options Granted to Employees in Fiscal Year	Exercise Price Per Share	Expiration Date

Iain Drummond	100,000	9.9%	$1.00	August 30, 2006
Andrew Amanovich	160,000	15.8%	$1.00	August 30, 2006

Options Exercised During 2001

The following table sets forth for the Company's CEO and other named executive officer the number of shares acquired upon exercise of stock options during the year ended December 31, 2001 and the number of shares subject to exercised and unexercised stock options held as of December 31, 2001.

Aggregated Options Exercised During 2001 Fiscal Year and Financial Year-End Option Values

			Number of Securities Underlying Unexercised Options at Fiscal Year-End		Value of Unexercised In-The-Money Options at Fiscal Year End (1)
Name	Shares Acquired on Exercise	Value Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

Iain Drummond	--	--	33,333	66,667	$38,666	$73,334
Andy Amanovich	3,000	900	92,334	5,000	107,107	5,800

(1) The value of unexercised in-the-money options at December 31, 2001 is based upon a price of $2.16 per share, the closing price of the Company's common shares on the CDNX at such time, less the exercise price per share.

Employment Agreements

Pursuant to an agreement dated February 23, 1999, the Company retained Iain Drummond to act as President and Chief Executive Officer effective September 1, 1998 (the "Drummond Employment Agreement"). Pursuant to the Drummond Employment Agreement, Mr. Drummond's current annual salary is approximately $144,000. If the Company achieved its annual sales targets during Mr. Drummond's first year of employment, Mr. Drummond would have received a bonus of $75,000. The Company did not achieve such sales targets for the year ended December 31, 1999 and, therefore, Mr. Drummond did not receive a bonus. For all years after Mr. Drummond's first year of employment, Mr. Drummond will receive a bonus of 50% of his base salary for that year, if the Company achieves its annual sales targets during that year. For the year ended December 31, 2000, the Company did not achieve such sales targets and, therefore, Mr. Drummond did not receive such bonus. Any bonus paid to Mr. Drummond must be paid in cash within 90 days of fiscal year end. In addition, under the terms of the Drummond Employment Agreement and the Share Purchase Agreement, the Company issued a warrant to purchase 400,000 shares at an exercise price of $1.25 to Mr. Drummond. The Drummond Warrant is exercisable in accordance with the following vesting schedule:

(a)  133,333 Shares may be acquired after February 23, 2000;
(b)  133,333 Shares may be acquired after February 23, 2001; and
(c)  133,334 Shares may be acquired after February 23, 2002.

Once vesting has occurred with respect to a portion of the shares, Mr. Drummond has two (2) years from the date of vesting with respect to that portion of the vested shares only to purchase the Common Shares. In addition, the Drummond Warrant is exercisable only if on the date of such exercise, Mr. Drummond is a director, officer or employee of the Company.

Pursuant to an agreement dated February 23, 1999, the Company retained Andrew Amanovich to act as Chief Technology officer (the "Amanovich Employment Agreement"). Pursuant to the Amanovich Employment Agreement, Mr. Amanovich's current annual salary is approximately $110,000.

Compensation of Directors

During the most recently completed financial year ended December 31, 2001, there was no cash compensation paid by the Company to the directors for their services as directors except as otherwise disclosed herein. There are no standard arrangements for any such compensation to be paid other than reimbursement for expenses incurred in connection with their services as directors.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information concerning the number of Common Shares owned beneficially as of December 31, 2001 by: (i) each person known to the Company to own more than five percent (5%) of any class of the Company's voting securities; (ii) each director of the Company; and (iii) all directors and officers as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.
TITLE OF CLASS	NAME AND ADDRESS OF BENEFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNER	PERCENT OF CLASS(1)

Common Shares	Iain Drummond 3307 West 6th Street Vancouver, B.C. V6R 1T2 Canada	440,833(2)	2.6%

Common Shares	Altaf Nazerali 555 Palisade Drive North Vancouver, B.C. V7R 2H9 Canada	968,166(3)	5.7%

Common Shares	Rory Godinho 1590 23rd Street West Vancouver, B.C. V7V 4W9 Canada	352,167(4)	2.1%

Common Shares	Frederick Clarke 33610 East Broadway Avenue Mission, B.C. V2V 4M4 Canada	1,793,201(5)	10.8%

Common Shares	Andy Amanovich P.O. Box 33 Granthams Landing, B.C. V0N 1X0 Canada	1,823,868(6)	11.0%

Common Shares	Ross Wilmot 13548 19th Avenue South Surrey, B.C. V4A 6B4 Canada	176,666(7)	1.1%

Common Shares	Oliver "Buck" Revell 36 Victoria Drive, Suite A Rowlett, TX 75088-6062 U.S.A.	92,000(8)	*

Common Shares	Robert Gordon Cassini House 57 St. James Street London SW1A 1LD U.K.	60,000(9)	*

Common Shares	All directors and officers as a group (9 persons)	5,971,901(10)	31.8%

*  Indicates less than one (1) percent

  Based on an aggregate 16,537,480 Common Shares outstanding as of February 26, 2002.
  Includes 433,333 Common Shares issuable pursuant to a warrant that is exercisable within 60 days of February 26, 2002.
  Includes 83,333 Common Shares held in escrow and options and warrants to purchase 469,833 Common Shares exercisable within 60 days of February 26, 2002.
  Includes 33,333Common Shares held in escrow and options to purchase 116,667 Common Shares exercisable within 60 days of February 26, 2002.
  1,661,387 Common Shares are indirectly held through Pacific Cascade Consultants Ltd ("Pacific"). Mr. Clarke controls FWC Holdings Ltd. which owns 50% of Pacific. Andy Amanovich, the current Chief Technology Officer of the Corporation, owns the other 50% of Pacific. 65,147 Common Shares are indirectly held through 385078 B.C. Ltd. ("B.C. Ltd."). B.C. Ltd. is 50% owned by Pacific. Through their holdings, Mr. Clarke and Mr. Amanovich each own 25% of B.C. Ltd. Includes options to purchase 16,667 Common Shares granted to exercisable within 60 days of February 26, 2002.
  1,661,387 Common Shares are indirectly held through Pacific Cascade Consultants Ltd ("Pacific"). Mr. Amanovich owns 50% of Pacific. Fred Clarke, a director of the Company, owns the other 50% of Pacific. 65,147 Common Shares are indirectly held through 385078 B.C. Ltd. ("B.C. Ltd."). B.C. Ltd. is 50% owned by Pacific. Through their holdings, Mr. Amanovich and Mr. Clarke each own 25% of B.C. Ltd. Includes options to purchase 97,334 Common Shares granted to exercisable within 60 days of February 26, 2002.
  Includes 16,666 Common Shares held in escrow and options to purchase 110,000 Common Shares exercisable within 60 days of February 26, 2002.
  Includes options to purchase 92,000 Common Shares exercisable within 60 days of February 26, 2002.
  Includes options to purchase 60,000 Common Shares exercisable within 60 days of February 26, 2002.
  Includes options and warrants to purchase 1,505,834 Common Shares exercisable within 60 days of February 26, 2002.

The Company is not aware of any arrangement that might result in a change in control in the future.

Item 12.     Certain Relationships and Related Transactions.

Warrants exercisable to acquire 400,000 Common Shares at $1.25 per share were issued to Iain Drummond in connection with the Company's acquisition of Imagis Cascade. These warrants were to expire in three equal amounts on February 21, 2001, 2002 and 2003. The Company has extended the expiry date of 266,666 warrants to June 25, 2002.

The Company had the following payables to related parties:

	2001	2000
International Portfolio Management Inc.	$-	$578,222
Pacific Cascade Consultants Ltd.	-	494,095
	$-	$1,072,317

The Company paid administration expenses in the amount of $323,850 during the year ended December 31, 2001 to International Portfolio Management Inc., a company with a director and two officers in common for services rendered to the Company.

In the second quarter of 2001, the Company issued 1,501,000 units, each consisting of one (1) share purchase warrant, to ten (10) non-U.S. persons in a private offering outside the United States for gross proceeds of $1,501,000, of which Valor Invest Limited, a company in which Altaf Nazerali is a director, purchased 203,000 units, and International Portfolio Management Inc. purchased 97,500 units.

In the fourth quarter of 2001, the Company issued 229,332 units, each consisting of one (1) Common Share and one-half (1/2) of a non-transferable Share Purchase Warrant, to two (2) non-U.S. persons in a private offering outside the United States for gross proceeds of $497,650, of which Pensbreigh Holdings Ltd., a company in which Altaf Nazerali is a significant shareholder, purchased 45,000 units.

In the fourth quarter of 2001, the Company issued 1,427,682 Special Warrants, each convertible into one (1) Common Share and one-half (1/2) of a non-transferable Share Purchase Warrant, to eleven (11) non-U.S. persons in a private offering outside the United States for gross proceeds of $3,098,070, of which Valor Invest Limited, a company in which Altaf Nazerali is a director, purchased 45,400 units.

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

Subsequent to December 31, 2000, the Company arranged a convertible loan of up to $200,000 with Valor Invest Limited, of which the Company has drawn $145,000 and agreed to issue 20,000 Common Shares as a bonus to the lender. The loan bears interest at 8% per annum, is repayable on December 31, 2001 and is convertible, at the election of the lender, into Common Shares at a price of $1.50 each. These bonus shares are to be subject to a hold period expiring May 12, 2001.

Except as otherwise disclosed herein, no director, senior officer, principal shareholder, or any associate or affiliate thereof, had any material interest, direct or indirect, in any transaction since the beginning of the last financial year of the Company that has materially affected it, or any proposed transaction that would materially affect it, except for an interest arising from the ownership of shares of the Company where the member will receive no extra or special benefit or advantage not shared on a pro rata basis by all holders of shares in the capital of the Company.

Item 13.     Exhibits and Reports on Form 8-K.

(a)     Exhibits

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

4.3(1)	Warrant dated February 25, 1999 issued to Iain Drummond
4.4(1)	Warrant dated February 25, 1999 issued to Armitage & Associates
4.5(6)	Form of Share Purchase Warrant
10.1(1)+	Incentive Stock Option Agreements dated July 7, 1998 between the Issuer and each of Sandra E. Buschau, Altaf Nazerali and Ross Wilmot
10.2(1)	Confidentiality and Non-Competition Agreement dated February 23, 1999 among the Issuer, Imagis, the Former Imagis Shareholders and the principals of the Former Imagis Shareholders
10.3(1)	Revenue Assignment Agreement dated December 15, 1998 among Imagis, Pacific, Imagis Solutions (US) Incorporated and Imagis North West Solutions Inc.
10.4(1)	Agency Agreement dated March 29, 1999 among the Issuer and the Agents
10.5(1)	Subscription Agreement dated January 26, 1999 between the Issuer and Pacific Cascade Consultants Ltd.
10.6(1)	Subscription Agreement dated January 26, 1999 between the Issuer and First Capital Invest Corp.
10.7(1)+

Incentive Stock Option Agreements dated February 25, 1999 and March 25, 1999 between the Issuer and certain directors, employees and service providers of the Issuer or affiliates or subsidiaries thereof

10.8(1)+	Consulting Services Agreement effective February 25, 1999 between the Issuer and Shafiq Nazerali-Walji
10.9(1)*	Employment Agreement dated February 23, 1999 between the Issuer and Iain Drummond
10.10(1)	Technology Purchase Agreement dated March 6, 1998 among Imagis Technologies Inc., Imagis Cascade Technologies Inc. and Penelope Walker, Richard Graham and William Hawkes
10.11(1)	Technology Purchase Agreement dated March 6, 1998 between Pacific Cascade Consultants Ltd. and Imagis Cascade Technologies Inc.
10.12(1)	Share Purchase Agreement dated December 14, 1998 among the Issuer, Imagis Cascade Technologies Inc. and the Former Imagis Shareholders

10.13(1)	Confidentiality and Standstill Agreement dated October 6, 1998 among Colloquium Capital Corp., Imagis Cascade Technologies Inc. and the Former Imagis Shareholders
10.14(2)	Loan Agreement dated October 15, 1999 between the Issuer and Rexton Corporation
10.15(3)	Agreement dated May 1, 2000 between the Issuer and Somerset Financial Group Inc.
10.16(3)	Agreement dated August 15, 2000 between the Issuer and GPC Communications
10.17(3)	Agreement dated August 21, 2000 between the Issuer and Fleishman-Hillard Canada Inc.
10.18(4)	Imagis Technologies Inc. 2000 Stock Option Plan
10.19(4)	Agreement dated October 11, 2000 between the Issuer and Orion Scientific Systems Inc.
10.20(5)	Imagis Technologies Inc. 1999 Stock Option Plan
10.21(6)	Form of Unit Subscription Agreement
10.22(2)	Convertible Note Subscription Agreement dated October 1, 1999
99.1	Form 51-901F as required by the British Columbia Securities Commission

* Indiates management contract.
+ Indicates compensatory plan or arrangement.

  Previously filed as part of the Company's Registration Statement on Form 10-SB (File No. 000-30090).
  Previously filed as part of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.
  Previously filed as part of the Company's Quarterly Report on Form 10-QSB for the period ended September 30, 2000.
  Previously filed as part of the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.
  Previously filed as part of the Company's Quarterly Report on Form 10-QSB for the period ended March 31, 2001.
  Previously filed as part of the Company's Quarterly Report on Form 10-QSB for the period ended June 30, 2001.

_________________________

(b)     Reports on Form 8-K

  On October 16, 2001, the Company filed a Form 8-K to report that the substantial increase in the company's stock price was due mostly to the Company's biometric facial recognition technology. The tragedy that took place on September 11, 2001 turned attention to those companies that have the technology to assist in airport security, customs and immigration, law enforcement and criminal justice.

  Further, the Company announced that a number of U.S. government agencies and system integrators are advising the Company that facial recognition will be used as the dominant new technology in airport security in the United States. In building on the success of its facial recognition installation at Toronto's Pearson International Airport, the Company will focus its development in providing technology for federal intelligence agencies, airports, airlines and related law enforcement entities to enhance air travel security.

  In addition, the Company announced that it has entered into a business alliance with Intacta Technologies Inc. of Atlanta, GA (Symbol: OTCBB, Berlin: ITAC) to combine the Company's biometric facial recognition technology with Intacta's patented encoding technology to provide an integrated verification solution for the security market.

  On October 29, 2001, the Company filed a Form 8-K to announce that the Company, in association with Intacta Technologies and SANYO Semicondutor Company, will provide the first public demonstration of XPRESS.ID-2000, the only integrated verification application available that combines biometric facial recognition with software encoding technology, at this week's IACP Conference.

  On November 8, 2001, the Company filed a Form 8-K to announce that the Company had renegotiated the non-brokered portion of its private placement originally announced in its news release of October 24, 2001. The non-brokered portion of the placement has been increased to $497,650 and will now be for units rather than special warrants at $2.17 per unit. Each unit consists of one common share and one half of a non-transferable share purchase warrant, with each whole warrant entitling the holder thereof to acquire one additional common share in the capital of the Company at an exercise price of $2.55 for a period of one year from the date on which the warrants are issued.

Further, the Company announced that API Technologies LLC will purchase the rights to the Company's Casino-ID product and will pay royalty fees to the Company associated with API product sales that incorporate the Casino-ID software application. Casino-ID is an advanced software application for tracking incident-based information and images within the Casino environment.

  On November 26, 2001, the Company filed a Form 8-K to announce that the Company, together with Abbey Group Consultants Inc. ("AGC"), would be installing the Company's facial recognition as a key component of the integrated Criminal Justice System which will serve the Madera County Corrections, Sheriff's, and Probation Departments, as well as the Office of the District Attorney.

  Further, the Company acknowledged a significant decline in the price of its common shares over the past two days and advised that the Company has no material changes pending that would explain the reason for the decline.

  On December 6, 2001, the Company filed a Form 8-K to announce, at the Biometrics 2001 Conference in London, that it, along with the National Crime Squad's strategic IT partner, Serco Plc, an international provider of management services to government and industry, is developing an application based on its advanced ID-2000™ facial recognition technology.

  On December 17, 2001, the Company filed a Form 8-K to acknowledge that, at the Biometrics and Security Technology Investment Forum held in New York City, Iain Drummond, president and CEO of the Company discussed the increase in demand for biometric facial recognition technology due to the heightened focus on homeland security. He also noted the technology's growing adoption rate among law enforcement agencies in the U.S. and in Europe.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Vancouver, Province of British Columbia, on March 18, 2002.

IMAGIS TECHNOLOGIES INC.
/s/ Iain Drummond Iain Drummond President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Issuer and in the capacities and on the dates indicated.
Signature	Title	Date
/s/ Oliver Revell Oliver Revell	Chairman and a Director	March 18, 2002

/s/ Iain Drummond Iain Drummond	President, Chief Executive Officer and a Director (Principal Executive Officer )	March 18, 2002

/s/ Ross Wilmot Ross Wilmot	Vice President Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	March 18, 2002

/s/ Rory Godinho Rory Godinho	Secretary and a Director	March 18, 2002

/s/ Frederick Clarke Frederick Clarke	Director	March 18, 2002

/s/ Altaf Nazerali Altaf Nazerali	Director	March 18, 2002

/s/ Robert Gordon Robert Gordon	Director	March 18, 2002