Form 10QSB
period 2002-03-31
IMAGIS TECHNOLOGIES INC
filed 2002-05-14
CIK 1088393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549
_________________________

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

_________________________

As of May 7, 2002, 17,578,676 Common Shares were issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes  [   ]    No  [X]

IMAGIS TECHNOLOGIES INC.

FORM 10-QSB

For the quarterly period ended March 31, 2002

INDEX

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The following unaudited financial statements for the three month period ended March 31, 2002 are included in response to Item 1 and have been compiled by management.

The financial statements should be read in conjunction with the Management's Discussion and Analysis and other financial information included elsewhere in this Form 10-QSB.

IMAGIS TECHNOLOGIES INC. BALANCE SHEETS AS AT MARCH 31, 2002 AND DECEMBER 31, 2001 (expressed in Canadian dollars)

	Mar. 31, 2002 (Unaudited)	Dec. 31, 2001

ASSETS

Current assets:
Cash and cash equivalents	$55,306	$200,659
Short-term investments	1,691,265	2,560,000
Accounts receivable	1,173,827	465,024
	2,920,398	3,225,683
Equipment, net	82,856	51,838

	$3,003,254	$3,277,521

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current liabilities:
Accounts payable and accrued liabilities	$545,085	$444,871
Deferred revenue	76,676	59,184
	621,761	504,055

Shareholders' equity (deficiency):
Share capital (note 4)	11,940,289	10,142,041
Special warrants	1,626,311	2,822,061
Contributed surplus	145,031	-
Deficit	(11,330,138)	(10,190,636)
	2,381,493	2,773,466

	$3,003,254	$3,277,521

See accompanying notes to financial statements.

IMAGIS TECHNOLOGIES INC. STATEMENTS OF OPERATIONS AND DEFICIT FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2002 AND 2001 (expressed in Canadian dollars) (Unaudited - Prepared by Management)

	Three months ended March 31,
	2002	2001

Revenues:
Software sales	$985,954	$193,045
Support and services	59,830	114,696
Other	16,081	46,095
	1,061,865	353,836

Expenses:
Cost of materials	10,289	33,848
Sales and marketing	557,748	260,422
Technical services	239,397	175,018
Technology development	369,706	273,643
Administration, including stock- based compensation of $145,031 (2001 - nil)	997,178	221,985
Interest	(4,827)	32,032
Amortization	31,876	4,776
	2,201,367	1,001,724

Loss for the period	(1,139,502)	(647,888)

Deficit, beginning of period	(10,190,636)	(7,169,932)

Deficit, end of period	$(11,330,138)	$(7,817,820)

Loss per share	$(0.07)	$(0.05)

Weighted average number of shares outstanding	16,708,795	12,986,991

See accompanying notes to financial statements.

IMAGIS TECHNOLOGIES INC. STATEMENTS OF CASH FLOWS FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2002 AND 2001 (expressed in Canadian dollars) (Unaudited - Prepared by Management)

	Three months ended March 31,
	2002	2001

Cash provided by (used for):
Net loss	$(1,139,502)	$(647,888)
Items not involving the use of cash:
Amortization	31,876	4,776
Stock-based compensation	145,031
Accrued interest	-	3,559
Common shares issued for services	78,750	28,473
Changes in non-cash operating working capital:
Accounts receivable	(708,803)	312,254
Accounts payable and accrued liabilities	100,214	(173,824)
Deferred revenue	17,492	57,306
	(1,474,942)	(415,344)

Cash flows from investing activities:
Purchase of equipment	(62,894)	(1,636)
Short-term investments	868,735	-
	805,841	(1,636)

Cash flows from financing activities:
Issuance of common shares for cash	523,748	70,333
Repayment of advances payable	-	48,500
Repayment of obligation under capital lease	-	(1,670)
Loan from related parties	-	271,004
	523,748	388,167
Increase (decrease) in cash for the period	(145,353)	(28,813)
Cash and cash equivalents, beginning of period	200,659	59,497
Cash and cash equivalents, end of period	$55,306	$30,684

Supplementary information and disclosure of non-cash financing and investing activities:
Interest paid	$3,592	$1,459
Non-cash transactions not reported above:
Issuance of common shares on conversion of special warrants	1,195,750	-
Issuance of common shares for services rendered	78,750	29,000

See accompanying notes to financial statements

IMAGIS TECHNOLOGIES INC.
NOTES TO FINANCIAL STATEMENTS
(expressed in Canadian dollars)
(Unaudited - Prepared by Management)

1.     Operations:

Imagis Technologies Inc. (the "Company") was incorporated under the Company Act (British Columbia) on March 23, 1998. The Company operates in a single segment, being the development and sale of software applications and advanced biometric facial recognition software solutions. The Company's assets are based in Canada. In the three month period ended March 31, 2002, one customer represented approximately 62% of total revenues (December 31, 2001 - two customers represented approximately 40% and 20% of total revenues).

These financial statements have been prepared on a going concern basis, which includes the assumption that the Company will be able to realize its assets and settle its liabilities in the normal course of business. For the three-month period ended March 31, 2002, the Company has incurred a loss from operations of $1,139,502 and a deficiency in operating cash flow of $1,474,942. In addition, the Company has incurred significant operating losses and net utilization of cash in operations in all prior periods. Accordingly, the Company will require continued financial support from its shareholders and creditors until it is able to generate sufficient cash flow from operations on a sustained basis. Failure to obtain ongoing support of its shareholders and creditors may make the going concern basis of accounting inappropriate, in which case the Company's assets and liabilities would need to be recognized at their liquidation values. These financial statements do not include any adjustment due to this going concern uncertainty.

 2.     Significant accounting policies:

The Company prepares its financial statements in accordance with generally accepted accounting principles in Canada and, except as set out in Note 7, also comply, in all material respects, with accounting principles generally accepted in the United States. The financial statements reflect the following significant accounting policies:

(a)     Cash equivalents:

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
NOTES TO FINANCIAL STATEMENTS
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

(ii)     Support and services revenue:

Contract support and services revenue is deferred and is amortized to revenue ratably over the period that the support and services are provided.

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

IMAGIS TECHNOLOGIES INC.
NOTES TO FINANCIAL STATEMENTS
(expressed in Canadian dollars)
(Unaudited - Prepared by Management)

2.     Significant accounting policies (continued):

(g)     Stock-based compensation:

Effective January 1, 2002, the Company adopted the new recommendations of the Canadian Institute of Chartered Accountants with respect to the accounting for stock-based compensation and other stock-based payments. The new recommendations require equity instruments awarded to employees and the cost of the service received as consideration to be measured and recognized based on the fair value of the equity instruments issued. Compensation expense is recorded over the period of related employee service, usually the vesting period of the equity instrument awarded. Alternatively, the new recommendations permit the measurement of compensation expense for stock option grants to employees and directors that are not direct awards of stock, stock appreciation rights or otherwise call for settlement in cash or other assets by an alternative method and to provide pro forma disclosure of the financial results using the fair value method. The Company has elected to follow an alternative method and continue with the former accounting policy of recognizing no compensation expense when stock options are granted to employees because the Company grants stock options with an exercise price based on the market price at the date of the grant. The Company recognizes compensation expense for consultants based on the fair value of the equity instruments issued.

Had compensation expense for employees been determined based on the fair value method, the Company's net loss and net loss per share for the three months ended March 31, 2002, would have been adjusted to the pro forma amounts indicated below:
Three months ended March 31, 2002

Net loss - as reported	$(1,139,502)
Net loss - pro forma	(1,206,292)

Net loss per share - as reported	$ (0.07)
Net loss per share - pro forma	(0.07)

The pro forma amounts exclude the effect of stock options granted prior to January 1, 2002. The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 5%, dividend yield of 0%, expected life of 5 years, and volatility of 85%.

The weighted average fair value of employee stock options granted during the three months ended March 31, 2002 was $2.35 per share.

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

IMAGIS TECHNOLOGIES INC.
NOTES TO FINANCIAL STATEMENTS
(expressed in Canadian dollars)
(Unaudited - Prepared by Management)

2.     Significant accounting policies (continued):

(i)     Unaudited interim financial information:

The information reported herein as at March 31, 2002 and for the three month periods ended March 31, 2002 and 2001 is unaudited. However, such financial information reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the results for the periods presented. The unaudited interim financial statements are prepared using accounting policies consistent with and should be read in conjunction with the Company's financial statements as at and for the year ended December 31, 2001 which are included in the Company's 2001 Annual Report on Form 10-KSB. Certain comparative figures have been reclassified to conform with presentation adopted in the current reporting period. Results for the interim periods ended March 31, 2002 are not necessarily indicative of what the results will be for the complete 2002 fiscal year.

3.     Share capital:

(a)     Authorized:

100,000,000 common shares without par value

(b)     Issued:
	Number of shares	Amount

Balance, December 31, 2000	12,965,965	6,329,155
Issued during the period for cash:
On private placement	1,730,332	1,998,650
Options exercised	295,834	395,834
Warrants exercised	1,407,000	1,523,700
Issued for services related to private placement	20,000	29,000
Share issuance costs	--	(134,298)
Balance, December 31, 2001	16,419,131	$10,142,041

Issued during the period for cash:
Options exercised	133,165	134,415
Warrants exercised	184,135	389,333
Issued on conversion of special warrants	551,037	1,195,750
Issued as bonus for consulting agreement	37,500	78,750
Balance, March 31, 2002	17,324,968	$11,940,289

(c)     Escrowed shares:

As at December 31, 2001, 266,669 common shares were being held in escrow. These common shares were released from escrow on February 23, 2002.

IMAGIS TECHNOLOGIES INC.
NOTES TO FINANCIAL STATEMENTS
(expressed in Canadian dollars)
(Unaudited - Prepared by Management)

3.     Share capital, continued:

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

The securities issued pursuant to the brokered private placement and all underlying securities were subject to resale restrictions that will expired on March 9, 2002.

(ii)     Earnings per share calculations do not include the underlying common shares to outstanding Special Warrants.

(e)     Warrants:
December 31, 2001	Granted	Exercised	Expired	March 31, 2002	Exercise price	Expiry date
266,666	--	--	--	266,666	$1.25	June 25, 2002
133,334	--	--	--	133,334	$1.25	February 23, 2003
50,000	--	--	--	50,000	$4.00	June 16, 2002
274,000	--	(22,000)	--	252,000	$1.10	Various to May 6, 2003
114,666	--	--	--	114,666	$2.55	November 9, 2002
713,840	--	(35,000)	--	678,840	$2.55	Subject to qualification
--	142,768	(127,135)	--	15,633	$2.17	November 9, 2002
--	50,000	--	--	50,000	$2.20	June 18, 2004
1,552,506	192,768	(184,135)	--	1,561,139

(f)     Options:
December 31, 2001	Granted	Exercised	Expired	March 31, 2002	Exercise price	Expiry date
230,000	--	--	--	230,000	$0.30	July 6, 2003
1,183,664	--	(130,665)	--	1,052,999	$1.00	Various to August 30, 2006
540,000	440,000	(2,500)	--	977,500	$1.50 to $2.90	Various to December 30, 2005
1,953,664	1,130,000	(28,000)	--	2,260,499

5.     Related party transactions not disclosed elsewhere are as follows:

(a)     included in accounts payable and accrued liabilities is $44,834 which is due to directors, officers and companies with a director and/or officer in common.

(b)     included in administration expense is $91,963 for payments made to companies with a director in common for services rendered to the Company.

IMAGIS TECHNOLOGIES INC.
NOTES TO FINANCIAL STATEMENTS
(expressed in Canadian dollars)
(Unaudited - Prepared by Management)

6.     Subsequent events:

(a)     On April 2, 2002, 4,500 warrants were exercised at a price of $1.10 per warrant for total proceeds to the Company of $4,950.

(b)     On April 2, 2002, 50,000 special warrants were converted to common shares at a deemed price of $2.17 per special warrant for total deemed proceeds to the Company of $108,500.

(c)     On April 5, 2002, 160,208 special warrants were converted to common shares at a deemed price of $2.17 per special warrant for total deemed proceeds to the Company of $347,651.

(d)     On April 8, 2002, 5,000 warrants were exercised at a price of $2.55 per warrant for total proceeds to the Company of $12,750.

(e)     On April 12, 2002, 3,500 warrants were exercised at a price of $1.10 per warrant for total proceeds to the Company of $3,850.

(f)     On April 17, 2002, 5,000 warrants were exercised at a price of $2.55 per warrant for total proceeds to the Company of $12,750.

(g)     On April 23, 2002, 22,500 warrants were exercised at a price of $2.55 per warrant for total proceeds to the Company of $57,375.

(h)     On April 26, 2002, 3,000 warrants were exercised at a price of $1.10 per warrant for total proceeds to the Company of $3,300.

 7.     United States generally accepted accounting principles:

These financial statements have been prepared in accordance with generally accepted accounting principles in Canada ("Canadian GAAP") which differ in certain respects with accounting principles generally accepted in the United States ("U.S. GAAP"). See note 12 of the Company's 2001 Annual Report on Form 10-KSB for a qualitative description of material differences between Canadian and U.S. GAAP. The effect of these accounting differences on deficit, loss and loss per share under United States accounting principles are as follows:
	March 31, 2002	March 31, 2001
Deficit, Canadian GAAP	$(11,236,721)	$(10,190,636)
Cumulative stock based compensation	(1,538,636)	(1,054,612)
Beneficial conversion options	(208,200)	(208,200)
Warrants issued for services	(722,000)	(722,000)
Deficit, U.S. GAAP	$(13,705,557)	$(12,175,448)

IMAGIS TECHNOLOGIES INC.
NOTES TO FINANCIAL STATEMENTS
(expressed in Canadian dollars)
(Unaudited - Prepared by Management)

7.     United States generally accepted accounting principles:
	Three months ended March 31,
	2002	2001

Loss for the period, Canadian GAAP	$(1,046,085)	$(647,888)
Stock-based compensation	(484,024)	(32,550)
Beneficial conversion options	--	--
Warrants issued for services	--	--
Loss for the period, U.S. GAAP	(1,530,109)	(680,438)
Loss per share, U.S. GAAP	(0.08)	(0.05)

8.     Recent accounting pronouncements:

During 2001, the Financial Accounting Standards Board issued four new pronouncements:

Statement 141, Business Combinations, requires the purchase method of accounting for all business combinations and applies to all business combinations initiated after June 30, 2001 and to all business combinations accounted for by the purchase method that are completed after June 30, 2001.

Statement 142, Goodwill and Other Intangible Assets, requires that goodwill as well as other indefinite life intangible assets be tested annually for impairment and is effective for fiscal years beginning after December 15, 2001.

Statement 143, Accounting for Asset Retirement Obligations, requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset and is effective for fiscal years beginning after June 15, 2001.

Statement 144, Accounting for the Impairment or Disposal of Long-Lived Assets, provides that long-lived assets to be disposed of by sale be measured at the lower of carrying mount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. Statement 144 is effective for fiscal years beginning after December 15, 2001.

Currently, the Company does not believe that the impact of these accounting pronouncements would be material to the financial results.

Item 2.     Management's Discussion and Analysis or Plan of Operations

Forward-Looking Statements:

Statements in this Quarterly Report on Form 10-QSB, including, but not limited to, those concerning Imagis Technologies Inc.'s (the "Company") expectations of results of the Company's operations in future periods, the amount and timing of revenues and earnings in future periods, future sales, gross profits, sales and marketing expenses, technical services expenses, technology development expenses, administration expenses, product introductions and cash requirements include certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. As such, the Company's actual results may vary materially from expectations as a result of certain factors including, but not limited to, the failure of the market for the Company's products to grow as anticipated; the success of certain strategic alliances among the Company and certain third parties; product pricing or other initiatives of the Company's competitors; the possibility that the Company's other customers defer purchasing decisions due to economic or other conditions or will purchase products offered by the Company's competitors; product development, product pricing or other initiatives of the Company's competitors; variations in the level of orders which can be affected by general economic conditions and in the markets served by the Company's customers; international economic and political climates; difficulties or delays in the functionality or performance of the Company's products; the Company's timing of future product releases or improvements; the Company's failure to respond adequately to either changes in technology or customer preferences; changes in pricing; the Company's ability to manage growth; risk of nonpayment of accounts receivable; changes in budgeted costs and the factors listed in Exhibit 99.1 to this Quarterly Report, which is herein incorporated by reference.

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

Comparison of results of operations for the three months ended March 31, 2002 and 2001:

Revenues

The Company's total revenues increased 200% to $1,061,865 for the first quarter ended March 31, 2002 over the comparable prior year first quarter level of $353,836. The higher revenues were directly attributable to higher software sales revenues while other revenues declined in the quarter from the prior year amounts.

Sales of the Company's software products rose 410% to $985,954 in the first quarter of this year as compared to $193,045 in 2001. The large gain in software sales revenues this year arose primarily from the inclusion of approximately 60% of the revenues earned to March 31, 2002, through the Company's U.K. business partner, Serco PLC, as a result of a significant order.

Support and services revenues for the first quarter of 2002, at $59,830, were 48% lower than those in the comparable quarter in 2001 of $114,696. The lower 2002 level masks a 14% gain in annual support contract revenues this year over the 2001 first quarter amount. The overall decline resulted from reduced revenues derived from contract services this year, and is solely attributable to the completion of a single special contract that the Company commenced in 2000 directly for BCIT, rather than through a partner, which concluded in mid-2001. As stated last year, the Company is not seeking such contract work but intends to remain focused on both development and more profitable sales of its software products.

Other revenues were $16,081 for the first quarter of 2002, down from $46,095 earned in the first quarter of 2001. These revenues are earned from the sale of components, which are provided in conjunction with the installation or ongoing support of the Company's products, and the level of sales varies from period to period.

Operating costs

Operating costs totaled $2,201,367 for the first quarter in 2002, which is 120% higher than the total 2001 first quarter expenditures of $1,001,724. The higher costs over the prior year first quarter resulted from increases in staff in most functions, greater travel for both sales and marketing and technical support, and exceptional corporate costs included in the administration category. Operating costs include cost of materials, sales and marketing, technical Services, technology development, administration, interest and amortization.

Costs of materials and services

The costs of materials and services are incurred in conjunction with the support services that the Company provides to customers. These costs amounted to $10,289 in the first quarter of 2002, down 70% from the costs incurred in the first quarter of 2001 of $33,848.

Sales and marketing

Sales and marketing costs for the first quarter of 2002, at $557,748, were 114% higher than the comparable period in 2001 of $260,422. The increase is attributable to higher costs incurred for new sales and marketing representatives in the US, Europe and the Far East, all engaged on a contract basis in the past few months. There were no sales and marketing representatives on contract prior to this time and hence no comparable 2001 costs. In addition, travel and trade show costs for both staff and representatives rose 195% due to the increase in the number of staff members traveling and overall increase in sales and marketing activity this year over that in the prior year when funds were limited. The Company intends to further increase its sales and marketing team during the year and, therefore, expects that quarterly sales and marketing costs will increase in future quarters as a result.

Technical services

Costs for the technical services group were $239,397 in the first quarter of this year, which is 37% higher than the comparable 2001 first quarter costs of $175,018. The 2002 increase reflects primarily a 51% increase in travel costs in support of the installation in Alameda County, California ("Alameda"), necessitated by the technical aspects of the application. The technical services group generally assists the Company's strategic partners in their installation of its products and also provides clients with any technical support that they may require under annual support contracts. These costs primarily include expenses related to salaries, facilities and travel. While the function costs have increased over the prior year, costs for future quarters are expected to be in line with the first quarter level.

Technology development

Technology development costs for the first quarter ended March 31, 2002 were $369,706, which is 35% higher than the 2001 comparable costs of $273,643. The increase over the prior period reflects a number of additions to staff and higher travel costs incurred during the quarter. The Company added to its development staff throughout 2001 and continues to increase its development group capability. During the quarter, the group finalized for commercial release Version 8 of its ID-2000 facial recognition software, and is providing special support and enhancements for both the Alameda and National Crime Squad applications. Technology development costs are expected to remain at this level throughout the year.

Administration

Administration costs for the first quarter of 2002 were $997,178, which is 349% higher than for the comparable quarter in 2001 of $221,985. Administrative costs include staff salaries and related benefits and travel, professional fees, facility and support costs, shareholder, regulatory and investor relations costs and special financial advisory costs incurred related to the Company's corporate strategies and a special corporate privatization proposal received in the quarter.

While staff costs remained comparable to those of the prior year, generally all other categories were higher due the increased level of corporate activity this year. Facilities costs rose approximately 50%, professional fees rose over 300%, and shareholder, regulatory and investor relations costs rose approximately 200%, the increase primarily reflecting the Company's continued corporate branding efforts worldwide. The Company's financial advisory services costs incurred in the 2002 first quarter aggregated approximately $208,000, including a non-cash component with an imputed value of $78,750, for 37,500 common shares granted as partial compensation to one of the Company's advisors. No comparable financial advisory costs were incurred in the 2001 first quarter. The Company's administrative costs are expected to decline to some degree from the first quarter level since such one-time costs as the non-cash share issuance will not recur. Additionally, the Company incurred non-cash costs in 2002 of $145,031 for stock-based compensation as a result of stock options and warrants that were issued as compensation to non-employees. There were no comparable costs incurred in the 2001 first quarter.

Interest and amortization

Interest was earned this year on the additional funds on deposit amounting to $4,827 whereas in the prior comparable quarter, the Company incurred an expense of $32,032 related to outstanding advances that were liquidated late in 2001. Amortization in the first quarter of 2002 amounted to $31,876 as compared to $4,776 for the first quarter of 2001. The increase in amortization expense reflects recent purchasing of equipment whereas in the past, the Company leased most of its equipment to minimize cash outflows from month to month and software purchases that were expensed in the period.

Net loss for the period

Overall, the Company incurred a net loss for the 2002 first quarter of $1,139,502 or $.07 per share, which is 75% higher than the net loss incurred in the first quarter of 2001 of $647,888 or $.05 per share. While revenues rose 200% this period, significantly higher operating costs incurred in virtually all categories to build the Company aggressively served to offset the revenue gain.

Liquidity and capital resources

In the fourth quarter of 2001, the Company completed a financing to raise approximately $3 million. This served to strengthen the Company's working capital significantly, such that its cash on hand at the beginning of the quarter, including short-term investments, aggregated $2,760,659. During the first quarter, the Company received additional funds as reported in its financing activities from the exercise of both stock options and warrants. In total, 133,165 stock options were exercised which provided an aggregate of $134,415 in gross proceeds to the Company and 184,135 warrants yielded an aggregate of $389,333 in gross proceeds to the Company.

The Company used funds in the quarter to finance its operating loss of $1,139,502 and working capital changes. The loss, which after adjusting for non-cash items and the working capital changes, primarily an increase in trade accounts receivable of $708,803, negatively impacted cash in total by $1,474,942. The Company also used funds, as reported in its investing activities, to purchase capital equipment amounting to $62,894 in the quarter.

As a result of these negative cash impacts for the adjusted operating loss, the working capital changes and the capital expenditures, management determined that it needed additional funds in the quarter and sold an aggregate of $868,735 of its short-term investments.

In summary, the cash requirements for the adjusted loss, working capital changes and capital expenditures, even after cash infusions from the exercise of warrants and options and the sale of short-term investments, caused a net cash reduction in the first quarter of $145,353, lowering the Company's cash on hand at March 31, 2002 to $55,306. As a result of the sale of short-term investments, the Company's temporary cash deposits declined from the opening level of $2,560,000 to $1,691,265. In total, cash resources of $1,746,571 remained available at March 31, 2002 for future operations.

As indicated at year end, management believes that, based on current projections, the Company will be able to sustain its operations over the near term with its present cash resources and that no further financing for the remainder of the year will be necessary to meet its internal targets for staffing and operations. Thereafter, the Company will be required to seek additional financing to fund its operations. There can be no assurance that such financing will be available on terms favourable to the Company or at all.

On March 6, 2002, the Company announced that it had received a proposal to discuss the privatization of the Company from the Pembridge Group ("Pembridge") of Boston, an investment management group. In order to respond appropriately, the Company formed a special committee of its board of directors and also engaged Raymond James Ltd. to act as its financial adviser to assess this proposal and consider all alternative strategies in light of this development. Currently, the Company is in a 60-90 day evaluation period, granted by Pembridge, under which the Company has an opportunity to evaluate, consider, or complete certain potential strategic alternatives before continuing to engage in discussions regarding Pembridge's proposal to take Imagis private, or to make a potential strategic investment. Management believes that the impact on the Company and the related financial benefits and costs as a result of privatization or an alternate strategy cannot be assessed at this time, but cautions that the above-noted potential for corporate change may result in the need for additional financing or other changes to the Company's corporate structure and equity at any time during the year.

Recent accounting pronouncements

During 2001, the Financial Accounting Standards Board issued four new pronouncements:

Statement 141, Business Combinations, requires the purchase method of accounting for all business combinations and applies to all business combinations initiated after June 30, 2001 and to all business combinations accounted for by the purchase method that are completed after June 30, 2001.

Statement 142, Goodwill and Other Intangible Assets, requires that goodwill as well as other indefinite life intangible assets be tested annually for impairment and is effective for fiscal years beginning after December 15, 2001.

Statement 143, Accounting for Asset Retirement Obligations, requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset and is effective for fiscal years beginning after June 15, 2001.

Statement 144, Accounting for the Impairment or Disposal of Long-Lived Assets, provides that long-lived assets to be disposed of by sale be measured at the lower of carrying mount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. Statement 144 is effective for fiscal years beginning after December 15, 2001.

Currently, the Company does not believe that the impact of these accounting pronouncements would be material to the financial results.

Critical Accounting Policies

On December 12, 2001, the Securities and Exchange Commission issued a cautionary advice regarding the disclosure of critical accounting policies. Critical accounting policies are those that management believes are both most important to the portrayal of the Company's financial conditions and results, and that require difficult, subjective, or complex judgements, often as a result of the need to make estimates about the effects of matters that involve uncertainty.

We believe the "critical" accounting policies we use in preparation of our financial statements are as follows:

Revenue recognition

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

Support and services revenue:

Contract support and services revenue is deferred and is amortized to revenue ratably over the period that the support and services are provided.

Use of estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported or disclosed in the financial statements. Actual amounts may differ from these estimates.

Stock-based compensation

Effective January 1, 2002, the Company adopted the new recommendations of the Canadian Institute of Chartered Accountants with respect to the accounting for stock-based compensation and other stock-based payments. The new recommendations require equity instruments awarded to employees and the cost of the service received as consideration to be measured and recognized based on the fair value of the equity instruments issued. Compensation expense is recorded over the period of related employee service, usually the vesting period of the equity instrument awarded. Alternatively, the new recommendations permit the measurement of compensation expense for stock option grants to employees and directors that are not direct awards of stock, stock appreciation rights or otherwise call for settlement in cash or other assets by an alternative method and to provide pro forma disclosure of the financial results using the fair value method. The Company has elected to follow an alternative method and continue with the former accounting policy of recognizing no compensation expense when stock options are granted to employees because the Company grants stock options with an exercise price based on the market price at the date of the grant. The Company recognizes compensation expense for consultants based on the fair value of the equity instruments issued.

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

Item 2.     Changes in Securities.

a)     None

b)     None

c)     The Company issued 133,165 common shares upon the exercise of stock options by sixteen (16) non-U.S. persons in private transactions outside the United States for gross proceeds to the Company of $134,415. The options were exercised on the following dates for the following amounts: January 4, 2002 - 45,000 options for gross proceeds to the Company of $45,000; January 25, 2002 - 13,500 options for gross proceeds to the Company of $13,500; January 29, 2002 - 16,166 options for gross proceeds to the Company of $16,166; January 31, 2002 - 25,833 options for gross proceeds to the Company of $25,833; February 7, 2002 - 5,000 options for gross proceeds to the Company of $5,000; February 19, 2002 - 7,666 options for gross proceeds to the Company of $7,666; February 21, 2002 - 4,000 options for gross proceeds to the Company of $4,000; February 28, 2002 - 13,500 options for gross proceeds to the Company of $13,500; and March 19, 2002 - 2,500 options for gross proceeds to the Company of $3,750. The common shares were issued in reliance upon Regulation S promulgated under the Securities Act of 1933, as amended (the "Securities Act").

The Company issued 184,135 common shares upon the exercise of warrants by five (5) non-U.S. persons in private transactions outside the United States for gross proceeds to the Company of $389,333. These warrants were exercised on the following dates for the following amounts: February 4, 2002 - 17,850 warrants for gross proceeds to the Company of $19,635; March 11, 2002 - 127,077 warrants for gross proceeds to the Company of $289,057; March 11, 2002 - 4,150 warrants for gross proceeds to the Company of $4,565, and March 25, 2002 - 35,058 warrants for gross proceeds to the Company of $76,076. The common shares were issued in reliance upon Regulation S promulgated under the Securities Act.

The Company issued 551,037 common shares upon the conversion of special warrants into common shares by four (4) non-U.S. persons in private non-cash transactions outside the United States for deemed gross proceeds to the Company of $1,195,750. These special warrants were exercised on the following dates for the following amounts: February 26, 2002 - 70,000 special warrants for deemed gross proceeds to the Company of $151,900; and March 11, 2002 - 481,037 special warrants for deemed gross proceeds to the Company of $1,043,850. The common shares were issued in reliance upon Regulation S promulgated under the Securities Act.

The Company granted stock options exercisable to acquire 340,000 common shares to certain employees, directors and consultants who were non-U.S. persons in a private offering outside the United States. The options were issued in reliance upon Regulation S promulgated under the Securities Act.

On January 18, 2002, the Company issued warrants exercisable to acquire 50,000 common shares to Pembridge Venture Partners ("PVP"). The warrants were issued in reliance upon Rule 506 of Regulation D promulgated under the Securities Act of 1933. PVP represented to the Company that it was an "accredited investor", as such term is defined under Rule 501 of Regulation D promulgated under the Securities Act.

On February 2, 2002, the Company granted stock options exercisable to acquire 100,000 common shares to Sanjay Sabnani, a consultant to the Company. The options were issued in reliance upon Rule 506 of Regulation D under the Securities Act of 1933. Mr. Sabnani represented to the Company that he was an "accredited investor", as such term is defined under Rule 501 of Regulation D promulgated under the Securities Act.

On February 8, 2002, the Company issued 37,500 shares to Roth Capital Partners ("RCP") as required by the financial services agreement between the Company and RCP. The shares were issued in reliance upon Section 4(2) under the Securities Act. In relying upon such exemption (i) the Company did not engage in any "general solicitation", (ii) RCP represented and the Company reasonably believed that it had such knowledge and experience in financial matters such that it was capable of evaluating the merits and risks of the prospective investment and was able to bear the economic risk of such investment, (iii) RCP was provided access to all necessary and adequate information to enable it to evaluate the financial risk inherent in such transaction, (iv) the offer was made only to the RCP, and (v) RCP represented that the it is accepting the shares for itself and not for distribution.

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

4.3(1)	Warrant dated February 25, 1999 issued to Iain Drummond
4.4(1)	Warrant dated February 25, 1999 issued to Armitage & Associates
4.5(6)	Form of Share Purchase Warrant
10.1(1)*	Incentive Stock Option Agreements dated July 7, 1998 between Imagis and each of Sandra E. Buschau, Altaf Nazerali and Ross Wilmot
10.2(1)	Confidentiality and Non-Competition Agreement dated February 23, 1999 among Imagis, the Former Imagis Shareholders and the principals of the Former Imagis Shareholders
10.3(1)	Revenue Assignment Agreement dated December 15, 1998 among Imagis, Pacific, Imagis Solutions (US) Incorporated and Imagis North West Solutions Inc.
10.4(1)	Agency Agreement dated March 29, 1999 among Imagis and the Agents

10.5(1)	Subscription Agreement dated January 26, 1999 between Imagis and Pacific Cascade Consultants Ltd.
10.6(1)	Subscription Agreement dated January 26, 1999 between Imagis and First Capital Invest Corp.
10.7(1)*	Incentive Stock Option Agreements dated February 25, 1999 and March 25, 1999 between Imagis and certain directors, employees and service providers of Imagis or affiliates or subsidiaries thereof
10.8(1)*	Consulting Services Agreement effective February 25, 1999 between Imagis and Shafiq Nazerali-Walji
10.9(1)*	Employment Agreement dated February 23, 1999 between the Issuer and Iain Drummond
10.10(1)	Technology Purchase Agreement dated March 6, 1998 among Imagis Technologies Ltd., Imagis Cascade Technologies Inc. and Penelope Walker, Richard Graham and William Hawkes
10.11(1)	Technology Purchase Agreement dated March 6, 1998 among Imagis, Imagis Cascade Consultants, Inc. and Former Imagis Shareholders
10.12(1)	Share Purchase Agreement dated December 14, 1998 among Imagis, Imagis Cascade and the Former Imagis Shareholders
10.13(1)	Confidentiality and Standstill Agreement dated October 6, 1998 among Colloquium Capital Corp., Imagis Cascade Technologies Inc. and Former Imagis Shareholders
10.14(1)	Loan Agreement dated October 15, 1999 between Imagis and Rexton Corporation
10.15(1)	Agreement dated May 1, 2000 between Imagis and Somerset Financial Group Inc.
10.16(2)	Agreement dated August 15, 2000 between Imagis and GPC Communications
10.17(3)	Agreement dated August 21, 2000 between Imagis and Fleishman-Hillard Canada Inc.
10.18(4)*	Imagis Technologies Inc. 2000 Stock Option Plan
10.19(4)	Agreement dated October 11, 2000 between Imagis and Orion Scientific Systems Inc.
10.20(5)*	Imagis Technologies Inc. 1999 Stock Option Plan
10.21(6)	Form of Unit Subscription Agreement
10.22(2)	Convertible Note Subscription Agreement dated October 1, 1999
10.23	Software Assets Sale and Assignment Agreement dated October 31, 2001 between Imagis and API Technologies, LLC
99.1	Risk Factors
99.2	Form 51-901F as required by the British Columbia Securities Commission

* Indicates a management contract or a compensatory plan or arrangement.

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
(3)     Previously filed as part of Imagis' Quarterly Report on Form 10-QSB for the period ended September 30, 2000.
(4)      Previously filed as part of Imagis' Annual Report on Form 10-KSB for the year ended December 31, 2000.
(5)     Previously filed as part of Imagis' Quarterly Report on Form 10-QSB for the period ended March 31, 2001.
(6)     Previously filed as part of Imagis' Quarterly Report on Form 10-QSB for the period ended June 30, 2001.

b)     Reports on Form 8-K

On January 3, 2002, the Company filed a Form 8-K relating to a press release dated December 13, 2001, in which the Company announced that it had retained Roth Capital Partners headquartered in Newport Beach, California, to act as its financial advisor. During the next six months, Roth Capital has agreed to advise Imagis on strategic alternatives, including financing, mergers and acquisitions, business combinations, and joint ventures.

On January 25, 2002, the Company filed a Form 8-K relating to a press release dated January 3, 2002, in which the Company announced that it had entered into an engagement letter with PVP under which PVP would provide strategic financial advice to the Company.

On January 25, 2002, the Company filed a Form 8-K relating to a press release dated January 10, 2002, in which the Company announced that its business partner, Abbey Group Consultants Inc. ("AGC"), had purchased the Company's photo capture and tracking system, a customized version of CABS, which will serve the Orange County Probation Department in California.

On February 19, 2002, the Company filed a Form 8-K relating to (i) a press release dated January 22, 2002, in which the Company announced that the National Crime Squad had purchased a biometric facial recognition solution based on the Company's ID-2000 software through Serco PLC; (ii) a press release dated January 23, 2002, in which the Company announced that it, together with the Sanyo Semiconductor Company and Intacta Technologies Inc. had entered into a Memorandum of Understanding to form a strategic alliance to develop, manufacture and market hardware and software solutions to create integrated systems; (iii) a press release dated February 5, 2002, in which the Company announced the release of its Software Development Kit, Version 8, the latest version of the Company's ID-2000 facial recognition technology; (iv) a press release dated February 12, 2002, in which the Company and Orion Scientific Systems announced that they have completed the deployment of a digital image and data sharing solution for use at all law enforcement agencies throughout Alameda; (v) a press release dated February 14, 2002, in which the Company announced that it had been invited to present at the 14th Annual Roth Capital Growth Conference in Laguna Niguel, California; (vi) a press release dated February 14, 2002, in which the Company announced that Mr. Michael Brave, the former Department of Justice Chief of the Intelligence & Investigative Operations Unit, Office of Enforcement Operations, Criminal Division has joined the API group of companies, one of the Company's business partners; and (vii) a press release dated February 14, 2002 in which the Company announced that it had retained Sanjay Sabnani, President of Typhoon Capital Consultants, LLC as Manager of Business Development Strategy and U.S. Investor Relations.

On March 1, 2002, the Company filed a Form 8-K relating to (i) a press release dated February 21, 2002, in which the Company announced that it had agreed to extend the expiry date of 266,666 warrants held by its President, Mr. Iain Drummond, from February 25, 2002 to June 25, 2002 and (ii) a press release dated February 26, 2002, in which the Company announced it had expanded to Europe with offices in the UK.

On March 27, 2002, the Company filed a Form 8-K relating to (i) a press release dated March 4, 2002, in which the Company announced that Mr. Roy Davidson Trivett had been appointed to the board of directors; (ii) a press release dated March 5, 2002, in which the Company announced that it intends to enter into a strategic alliance with OSI Systems, Inc., pending the successful negotiation and execution of a definitive agreement for the design, development and marketing of aviation and transportation security products based on Imagis' biometric facial recognition software; (iii) a press release dated March 6, 2002, in which the Company announced that it had received a letter from the Pembridge Group requesting that the board consider a proposal to take the Company private; (iv) a press release dated March 6, 2002, in which the Company announced that it had an office in Australia and appointed Mr. Roger Henning as regional director for Asia Pacific; and (v) a press release dated March 12, 2002, in which the Company, together with Sanyo Electric Co., Ltd. and Intacta Technologies Inc., announced the formation of SecurityART Inc. to integrate the hardware and software technologies of all three companies to provide a high-level, robust and multi-level security and verification solution for access control.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 7, 2002
IMAGIS TECHNOLOGIES INC.

/s/ Ross Wilmot
Ross Wilmot Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)

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

4.3(1)	Warrant dated February 25, 1999 issued to Iain Drummond
4.4(1)	Warrant dated February 25, 1999 issued to Armitage & Associates
4.5(6)	Form of Share Purchase Warrant
10.1(1)*	Incentive Stock Option Agreements dated July 7, 1998 between Imagis and each of Sandra E. Buschau, Altaf Nazerali and Ross Wilmot
10.2(1)	Confidentiality and Non-Competition Agreement dated February 23, 1999 among Imagis, the Former Imagis Shareholders and the principals of the Former Imagis Shareholders
10.3(1)	Revenue Assignment Agreement dated December 15, 1998 among Imagis, Pacific, Imagis Solutions (US) Incorporated and Imagis North West Solutions Inc.
10.4(1)	Agency Agreement dated March 29, 1999 among Imagis and the Agents
10.5(1)	Subscription Agreement dated January 26, 1999 between Imagis and Pacific Cascade Consultants Ltd.
10.6(1)	Subscription Agreement dated January 26, 1999 between Imagis and First Capital Invest Corp.
10.7(1)*	Incentive Stock Option Agreements dated February 25, 1999 and March 25, 1999 between Imagis and certain directors, employees and service providers of Imagis or affiliates or subsidiaries thereof
10.8(1)*	Consulting Services Agreement effective February 25, 1999 between Imagis and Shafiq Nazerali-Walji
10.9(1)*	Employment Agreement dated February 23, 1999 between the Issuer and Iain Drummond
10.10(1)	Technology Purchase Agreement dated March 6, 1998 among Imagis Technologies Ltd., Imagis Cascade Technologies Inc. and Penelope Walker, Richard Graham and William Hawkes
10.11(1)	Technology Purchase Agreement dated March 6, 1998 among Imagis, Imagis Cascade Consultants, Inc. and Former Imagis Shareholders
10.12(1)	Share Purchase Agreement dated December 14, 1998 among Imagis, Imagis Cascade and the Former Imagis Shareholders
10.13(1)	Confidentiality and Standstill Agreement dated October 6, 1998 among Colloquim Capital Corp., Imagis Cascade Technologies Inc. and Former Imagis Shareholders

10.14(1)	Loan Agreement dated October 15, 1999 between Imagis and Rexton Corporation
10.15(1)	Agreement dated May 1, 2000 between Imagis and Somerset Financial Group Inc.
10.16(2)	Agreement dated August 15, 2000 between Imagis and GPC Communications
10.17(3)	Agreement dated August 21, 2000 between Imagis and Fleishman-Hillard Canada Inc.
10.18(4)*	Imagis Technologies Inc. 2000 Stock Option Plan
10.19(4)	Agreement dated October 11, 2000 between Imagis and Orion Scientific Systems Inc.
10.20(5)*	Imagis Technologies Inc. 1999 Stock Option Plan
10.21(6)	Form of Unit Subscription Agreement
10.22(2)	Convertible Note Subscription Agreement dated October 1, 1999
10.23	Software Assets Sale and Assignment Agreement dated October 31, 2001 between Imagis and API Technologies, LLC
99.1	Risk Factors
99.2	Form 51-901F as required by the British Columbia Securities Commission

* Indicates a management contract or a compensatory plan or arrangement.

(1)Previously filed as part of Imagis' Registration Statement on Form 10-SB (File No. 000-30090).
(2)Previously filed as part of Imagis' Annual Report on Form 10-KSB for the year ended December 31, 1999.
(3)Previously filed as part of Imagis' Quarterly Report on Form 10-QSB for the period ended September 30, 2000.
(4)Previously filed as part of Imagis' Annual Report on Form 10-KSB for the year ended December 31, 2000.
(5)Previously filed as part of Imagis' Quarterly Report on Form 10-QSB for the period ended March 31, 2001.
(6)Previously filed as part of Imagis' Quarterly Report on Form 10-QSB for the period ended June 30, 2001.