Form 10QSB
period 2002-06-30
IMAGIS TECHNOLOGIES INC
filed 2002-08-13
CIK 1088393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file Number: 000-30090

IMAGIS TECHNOLOGIES INC.
(Exact name of small business as specified in its charter)

British Columbia, Canada (State or other jurisdiction of incorporation or organization)	Not Applicable (I.R.S. Employer Identification No.)

1300 – 1075 West Georgia Street
Vancouver, British Columbia
V6E 3C9
(Address of principal executive offices)

(604) 684-2449
(Issuer's telephone number)

As of August 13, 2002, 19,279,370 Common Shares were issued and outstanding.

        Traditional Small Business Disclosure Format (Check one):    Yes  ☐  No  ☒

IMAGIS TECHNOLOGIES INC.

FORM 10-QSB

For the quarterly period ended June 30, 2002

ii

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The following unaudited financial statements for the three and six month periods ended June 30, 2002 are included in response to Item 1 and have been compiled by management.

The financial statements should be read in conjunction with the Management's Discussion and Analysis and other financial information included elsewhere in this Form 10–QSB.

IMAGIS TECHNOLOGIES INC. BALANCE SHEETS AS AT JUNE 30, 2002 AND DECEMBER 31, 2001 (expressed in Canadian dollars)

	June 30, 2002 (Unaudited)	Dec. 31, 2001

Current assets:
Cash and cash equivalents	$304,794	$200,659
Short-term investments	919,167	2,560,000
Accounts receivable	522,605	465,024
Accrued revenue receivable	362,296	--
	2,108,862	3,225,683
Equipment, net	200,359	51,838
	$2,309,221	$3,277,521

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY

Current liabilities:
Accounts payable and accrued liabilities	$496,056	$444,871
Deferred revenue	296,327	59,184
	792,383	504,055

Shareholders' equity (deficiency):
Share capital (note 4)	13,383,675	10,142,041
Special warrants	973,991	2,822,061
Contributed surplus	147,182	-
Deficit	(12,988,010)	(10,190,636)
	1,516,838	2,773,466

	$2,309,221	$3,277,521

See accompanying notes to financial statements.

IMAGIS TECHNOLOGIES INC. STATEMENTS OF OPERATIONS AND DEFICIT FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2002 AND 2001 (expressed in Canadian dollars) (Unaudited – Prepared by Management)

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001

Revenues:
Software sales	$922,622	$656,047	$1,908,576	$849,092
Support and services	51,821	87,578	111,651	210,095
Other	17,297	1,579	33,378	41,075
	991,740	745,204	2,053,605	1,100,262

Expenses:
Cost of materials	143,172	35,619	153,461	69,467
Sales and marketing	836,177	195,013	1,393,925	455,435
Technical services	209,822	217,413	449,219	392,431
Technology development	413,011	255,879	782,717	529,522
Administration, including stock- based compensation of $147,182 (2001 – nil)	1,014,145	308,032	2,011,323	531,239
Interest	8,499	9,600	3,672	41,632
Amortization	24,786	3,534	56,662	8,310
	2,649,612	1,025,090	4,850,979	2,028,036

Loss for the period	(1,657,872)	(279,886)	(2,797,374)	(927,774)

Deficit, beginning of period	(11,330,138)	(7,817,820)	(10,190,636)	(7,169,932)

Deficit, end of period	$(12,988,010)	$(8,097,706)	$(12,988,010)	$(8,097,706)

Loss per share	$(0.09)	$(0.02)	$(0.16)	$(0.07)

Weighted average number of Shares outstanding	17,713,530	13,923,562	17,213,938	13,454,295

See accompanying notes to financial statements.

IMAGIS TECHNOLOGIES INC. STATEMENTS OF CASH FLOWS FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2002 AND 2001 (expressed in Canadian dollars) (Unaudited – Prepared by Management)

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001

Cash provided by (used for):
Net loss	$(1,657,872)	$(279,886)	$(2,797,374)	$(927,774)
Items not involving the use of cash:
Amortization	24,786	3,534	56,662	8,310
Stock-based compensation	2,150	-	147,182	-
Accrued interest	-	1,263	-	4,821
Common shares issued for services	-	-	78,750	28,473
Changes in non-cash operating working capital:
Accounts receivable	651,223	323,264	(57,581)	635,518
Accrued revenue receivable	(362,296)		(362,296)
Accounts payable and accrued liabilities	(49,030)	11,889	51,184	(161,934)
Deferred revenue	219,651	(22,647)	237,143	34,659
	(1,171,388)	37,417	(2,646,330)	(377,927)

Cash flows from investing activities:
Purchase of equipment	(142,289)	-	(205,183)	(1,636)
Short-term investments	772,098	-	1,640,833	-
	629,809	-	1,435,650	(1,636)

Cash flows from financing activities:
Issuance of common shares for cash	792,126	1,391,000	1,315,874	1,461,333
Share issue costs	(1,059)	(90,248)	(1,059)	(90,248)
Receipt of advances payable in advance of private placement	-	(148,500)	-	(100,000)
Repayment of advances payable	-	(646,287)	-	(470,283)
Repayment of obligation under capital lease	-	(556)	-	(2,226)
Loan from related parties	-	-	-	95,000
	791,067	505,409	1,314,815	893,576

Increase (decrease) in cash for the period	249,488	542,826	104,135	514,013
Cash and cash equivalents, beginning of period	55,306	30,684	200,659	59,497
Cash and cash equivalents, end of period	$304,794	$573,510	$304,794	$573,510

Supplementary information and disclosure of non-cash financing and investing activities:
Interest paid	$79	$-	$3,672	$1,459
Non-cash transactions not reported above:
Issuance of common shares on conversion of special warrants	652,320	-	1,848,070	-
Issuance of common shares for services rendered	-	-	78,750	28,473

See accompanying notes to financial statements

IMAGIS TECHNOLOGIES INC.
NOTES TO FINANCIAL STATEMENTS
(expressed in Canadian dollars)
(Unaudited – Prepared by Management)

1.  Operations:

Imagis Technologies Inc. (the “Company”) was incorporated under the Company Act (British Columbia) on March 23, 1998. The Company operates in a single segment, being the development and sale of software applications and advanced biometric facial recognition software solutions. The Company’s assets are based in Canada. In the six month period ended June 30, 2002, three customers represented approximately 18%, 24%, and 40% of total revenues (December 31, 2001 – two customers represented approximately 40% and 20% of total revenues).

These financial statements have been prepared on a going concern basis, which includes the assumption that the Company will be able to realize its assets and settle its liabilities in the normal course of business. For the six-month period ended June 30, 2002, the Company has incurred a loss from operations of $2,797,374 and a deficiency in operating cash flow of $2,646,330. In addition, the Company has incurred significant operating losses and net utilization of cash in operations in all prior periods. Accordingly, the Company will require continued financial support from its shareholders and creditors until it is able to generate sufficient cash flow from operations on a sustained basis. Failure to obtain ongoing support of its shareholders and creditors may make the going concern basis of accounting inappropriate, in which case the Company’s assets and liabilities would need to be recognized at their liquidation values. These financial statements do not include any adjustment due to this going concern uncertainty.

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

(b)	Equipment:

Equipment is recorded at cost and is amortized over its estimated useful life on a straight-line basis at the following annual rates:

Asset	Rate
Software	100%
Computer hardware	30%
Furniture and fixtures	20%

IMAGIS TECHNOLOGIES INC.
NOTES TO FINANCIAL STATEMENTS
(expressed in Canadian dollars)
(Unaudited – Prepared by Management)

2.  Significant accounting policies, continued:

(c)	Revenue recognition:

(i)	Software sales revenue:

The Company recognizes revenue consistent with Statement of Position 97-2, “Software Revenue Recognition”. In accordance with this Statement, revenue is recognized, except as noted below, when all of the following criteria are met; persuasive evidence of a contractual arrangement exists, title has passed, delivery and customer acceptance has occurred, the sales price is fixed or determinable and collection is reasonably assured.

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

When software is sold under contractual arrangements that includes post contract customer support (“PCS”), the elements are accounted for separately if vendor specific objective evidence (“VSOE”) of fair value exists for all undelivered elements. VSOE is identified by reference to renewal arrangements for similar levels of support covering comparable periods. If such evidence does not exist, revenue on the completed arrangement is deferred until the earlier of (a) VSOE being established or (b) all of the undelivered elements are delivered or performed, with the following exceptions: if the only undelivered element is PCS, the entire fee is recognized ratably over the PCS period, and if the only undelivered element is service, the entire fee is recognized as the services are performed.

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
(Unaudited – Prepared by Management)

2.  Significant accounting policies, continued:

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

Had compensation expense for employees been determined based on the fair value method, the Company’s net loss and net loss per share for the six months ended June 30, 2002, would have been adjusted to the pro forma amounts indicated below:

	Three months ended June 30, 2002	Six months ended June 30, 2002

Net loss – as reported	$(1,657,872)	$(2,797,374)
Net loss – pro forma	(2,064,992)	(3,308,849)

Net loss per share – as reported	$(0.09)	$(0.16)
Net loss per share – pro forma	(0.12)	(0.19)

The pro forma amounts exclude the effect of stock options granted prior to January 1, 2002. The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model. For options granted during the quarter ended June 30, 2002 the Black-Scholes model incorporated the following assumptions: risk-free interest rate of 5%, dividend yield of 0%, expected life of 5 years, and volatility of 141%.

The weighted average fair value of employee stock options granted during the three months ended June 30, 2002 was $3.04 per share.

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
(Unaudited – Prepared by Management)

2.  Significant accounting policies, continued:

(i)	Unaudited interim financial information:

The information reported herein as at June 30, 2002 and for the three and six month periods ended June 30, 2002 and 2001 is unaudited. However, such financial information reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the results for the periods presented. The unaudited interim financial statements are prepared using accounting policies consistent with and should be read in conjunction with the Company’s financial statements as at and for the year ended December 31, 2001 which are included in the Company’s 2001 Annual Report on Form 10-KSB. Certain comparative figures have been reclassified to conform with presentation adopted in the current reporting period. Results for the interim periods ended June 30, 2002 are not necessarily indicative of what the results will be for the complete 2002 fiscal year.

3.  Share capital:

(a)	Authorized:

100,000,000 common shares without par value

(b)	Issued:

	Number of shares	Amount

Balance, December 31, 2000	12,965,965	6,329,155
Issued during the period for cash:
On private placement	1,730,332	1,998,650
Options exercised	295,834	395,834
Warrants exercised	1,407,000	1,523,700
Issued for services related to private placement	20,000	29,000
Share issuance costs	--	(134,298)
Balance, December 31, 2001	16,419,131	$10,142,041

Issued during the period for cash:
Options exercised	167,670	214,255
Warrants exercised	606,757	1,101,618
Issued on conversion of special warrants	851,645	1,848,070
Issued as bonus for consulting agreement	37,500	78,750
Share issuance costs	--	(1,059)
Balance, June 30, 2002	18,082,703	$13,383,675

(c)	Escrowed shares:

As at December 31, 2001, 266,669 common shares were being held in escrow. These common shares were released from escrow on February 23, 2002.

IMAGIS TECHNOLOGIES INC.
NOTES TO FINANCIAL STATEMENTS
(expressed in Canadian dollars)
(Unaudited – Prepared by Management)

3.  Share capital, continued:

(d)	Special warrants:

(i)	On November 9, 2001, 1,427,682 Special Warrants were sold at a price of $2.17 per Special Warrant, each of which entitles the holder, upon exercise and without payment of further consideration, to acquire one common share of the Company and one-half of one common share purchase warrant (the “Warrants”) of the Company. Each whole Warrant will entitle the holder to purchase one common share of the Company at a price of $2.55 for a period of one year from the date the underlying shares are qualified for resale.

The securities issued pursuant to the brokered private placement and all underlying securities were subject to resale restrictions that expired on March 9, 2002.

(ii)	Earnings per share calculations do not include the underlying common shares to outstanding Special Warrants.

(e)	Warrants:

December 31, 2001	Granted	Exercised	Expired	June 30, 2002	Exercise price	Expiry date

266,666	--	--	--	266,666	$1.25	August 31, 2002
133,334	--	--	--	133,334	$1.25	February 23, 2003
50,000	--	--	(50,000)	--	$4.00	June 16, 2002
274,000	--	(274,000)	--	--	$1.10	Various to May 6, 2003
114,666	--	--	--	114,666	$2.55	November 9, 2002
713,840	--	(205,622)	--	508,218	$2.55	November 9, 2002
--	142,768	(127,135)	--	15,633	$2.17	November 9, 2002
--	50,000	--	--	50,000	$2.20	Jan 18, 2004

1,552,506	192,768	(606,757)	(50,000)	1,088,517

During the period ended June 30, 2002, the expiry date of warrants exercisable at $1.25 each was extended from June 24, 2002 to August 31, 2002.

(f)	Options:

December 31, 2001	Granted	Exercised	Expired	June 30, 2002	Exercise price	Expiry date

230,000	--	--	--	230,000	$0.30	July 6, 2003
1,183,664	--	(140,665)	--	1,042,999	$1.00	Various to August 30, 2006
540,000	--	(5,500)	--	534,500	$1.50 to $2.90	Various to December 30, 2005
--	440,000	(21,505)	--	418,495	$2.24 to $3.40	February 8, 2004 to March 4, 2007
--	200,000	--	--	200,000	$3.40 to $3.50	May 15, 2007

1,953,664	640,000	(167,670)	--	2,425,994

IMAGIS TECHNOLOGIES INC.
NOTES TO FINANCIAL STATEMENTS
(expressed in Canadian dollars)
(Unaudited – Prepared by Management)

4.  Related party transactions not disclosed elsewhere are as follows:

(a)	included in accounts payable and accrued liabilities is $73,182 which is due to directors, officers and companies with a director and/or officer in common.

(b)	included in administration expense is $178,300 for payments made to a company with a director in common for services rendered to the Company.

5.  Commitments:

The Company has operating leases for certain of its office premises that covers the period through to June 2005. The minimum annual lease payments for the fiscal years ended December 31 are as follows:

2002	$25,000
2003	50,000
2004	50,000
2005	25,000

6.   Subsequent events:

(a)	On July 8, 2002, the Company received $1,750,000 US from OSI Systems Inc. for 1,166,667 shares at a price of $1.50 US ($2.28 CDN). OSI Systems also received 291,667 share purchase warrants (expiring July 7, 2004) entitling them to purchase 291,677 common shares of the Company for $1.50 US.

(b)	On July 12, 2002, 30,000 common stock purchase options were exercised for total proceeds to the Company of $30,000.

7.  United States generally accepted accounting principles:

These financial statements have been prepared in accordance with generally accepted accounting principles in Canada (“Canadian GAAP”) which differ in certain respects with accounting principles generally accepted in the United States (“U.S. GAAP”). See note 12 of the Company’s 2001 Annual Report on Form 10-KSB for a qualitative description of material differences between Canadian and U.S. GAAP. The effect of these accounting differences on deficit, loss and loss per share under United States accounting principles are as follows:

	June 30, 2002	December 31, 2001
Deficit, Canadian GAAP	$(12,988,010)	$(10,190,636)
Cumulative stock based compensation	(1,443,245)	(1,054,612)
Beneficial conversion options	(208,200)	(208,200)
Warrants issued for services	(722,000)	(722,000)
Deficit, U.S. GAAP	$(15,361,455)	$(12,175,448)

IMAGIS TECHNOLOGIES INC.
NOTES TO FINANCIAL STATEMENTS
(expressed in Canadian dollars)
(Unaudited – Prepared by Management)

8.  United States generally accepted accounting principles, continued:

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001

Loss for the period, Canadian GAAP	$(1,657,872)	$(279,886)	$(2,797,374)	$(927,774)
Stock-based compensation	95,391	(52,785)	(388,633)	(85,335)
Loss for the period, U.S. GAAP	(1,562,481)	(322,671)	(3,186,007)	(1,013,109)
Loss per share, U.S. GAAP	$(0.09)	$(0.02)	$(0.19)	$(0.08)

9.  Recent accounting pronouncements:

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

Statement 144, Accounting for the Impairment or Disposal of Long-Lived Assets, provides that long-lived assets to be disposed of by sale be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. Statement 144 is effective for fiscal years beginning after December 15, 2001.

Currently, the Company does not believe that the impact of these accounting pronouncements would be material to the financial results.

Item 2. Management’s Discussion and Analysis or Plan of Operations

Forward-Looking Statements:

Statements in this Quarterly report about the Company's future results, levels of activity, performance, goals or achievements or other events constitute forward- looking statements. These statements involve known or unknown risks, uncertainties and other factors that may cause actual results or events to differ materially from those anticipated in such forward–looking statements. These factors include, among others, those described in connection with the forward-looking statements, and the factors described under the heading "Risk Factors" in Exhibit 99.1 to this Quarterly Report, which is hereby incorporated by reference.

In some cases, you can identify forward-looking statements by the Company’s use of words such as “may,” “will,” “should,” “could,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative or other variations of these words, or other comparable words or phrases.

Although the Company believes the expectations reflected in its forward-looking statements are reasonable, it cannot guarantee future results, levels of activity, performance or achievements or other future events. Moreover, neither the Company nor anyone else assumes responsibility for the accuracy or completeness of such forward- looking statements. The Company is under no duty to update any of our forward-looking statements after the date of this filing. You should not place undue reliance on forward-looking statements.

Unless otherwise indicated, all references herein are to Canadian Dollars.

About Imagis

Imagis Technologies Inc. is a developer and marketer of software applications and advanced biometric facial recognition software solutions both as products and as a Software Development Kit. These applications provide a range of security solutions in various industry sectors including airports, law enforcement, customs, immigration and other government agencies, and gaming. The Company currently has well over a hundred installations, including Toronto’s Pearson International Airport, the world’s 16th busiest airport. The Company markets its products through a network of business partners located in North America, Asia, Europe and Latin America, and has installations in the U.S., Canada, Mexico and the UK.

ID-2000 - Image Detection and Biometric Facial Recognition

This software technology has enabled the Company to enter the biometric market.

ID-2000 is a facial recognition software system designed for the law enforcement, airport security, gaming and security industries that captures an offender’s image, typically via a video camera, and then creates a biometric code that can be compared to other encoded images in a database. ID-2000 allows an individual in a database to be identified in seconds, using only an image or photograph as the search criterion. Matching records will be displayed as a list, together with their associated thumbnail images. From this list, any record can be selected and full details, together with a full size image, will be displayed. Extensive linkages enable the database to be mined to display details, such as aliases, known associates and vehicles, as well as images of other distinguishing features, such as marks, scars and tattoos. Where appropriate, details such as previous crimes or gang memberships can also be displayed. ID-2000 also works with Casino-ID and Envisage for use in the gaming and security sectors.

ID-2000 is also available as a Software Development Kit, or SDK, which is designed to enable developers at the Company’s business partners to integrate its facial recognition capabilities into their own applications.

In addition, the Company has adapted its facial recognition software to include the identification of non-facial objects in background imagery and personally identifiable markings, such as tattoos. The biometric solution purchased by the UK’s National Crime Squad will be used to crack down on international online child pornography.

Secure-ID (Airport Security)

Secure-ID is designed to use ID-2000 to scan the faces of travellers entering or leaving an airport, isolate individual faces, encode them and match them against a database of serious criminals or known terrorists. A variation on the system is already in use at Toronto’s Pearson International Airport, where the Royal Canadian Mounted Police have successfully used it to identify wanted individuals trying to enter Canada.

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

CABS –  Computerized Arrest & Booking System

CABS is an integrated information and imaging system developed for the Royal Canadian Mounted Police (“RCMP”) and other law enforcement agencies. CABS currently has separate modules for offenders, non-offenders, staff and evidence. The offender module automates booking activities and reports, the production of mugshots and the generation of line-ups. Pictures of criminal suspects, as well as their marks, scars, tattoos and fingerprints, are all captured in the offender module of CABS. The non-offender module provides an electronic database of persons, such as teachers and day-care providers, who are required to be registered with the police. The staff module provides for the creation and management of staff identification. The evidence module provides for electronic management of photographs of evidence obtained in connection with a criminal arrest.

The CABS system is designed to collect the same information that would be recorded manually during a traditional booking situation and to store all of the information and photo images that are required in connection with arresting and prisoner reports. Compared to manual bookings, CABS offers the following advantages:

•	captures more information than manual booking systems and allows the information to be retrieved quickly from multiple locations;
•	allows offender information to be used for multiple inquiries and report generating purposes;
•	generates automated line-ups based on user-specified criteria;
•	provides a variety of required reports and other documents with the offender’s photograph;
•	allows the collection and retrieval of photographs of the offender, including identifying physical marks such as tattoos, scars and other markings;
•	creates a database of offender information for access in the case of subsequent arrests or for generation of suspect lists;
•	can be integrated with livescan electronic fingerprinting systems and with other computer software systems; and
•	integrates with key dispatch systems, digital composite drawing programs and digital fingerprint systems to provide a complete police information management system.

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

Overview

Revenue for software and services has historically accounted for a substantial portion of the Company’s revenue. Typically, the Company enters into a fixed price contract with a customer for the licensing of selected software products and the provision of specific services. The Company generally recognizes total revenue for software and services associated with a contract using percentage of completion method based on the total costs incurred over the total estimated costs to complete the contract.

The Company’s revenue is dependent, in large part, on significant contracts from a limited number of customers. As a result, any substantial delay in the Company’s completion of a contract, the inability of the Company to obtain new contracts or the cancellation of an existing contract by a customer could have a material adverse effect on the Company’s results of operations. The loss of certain contracts could have a material adverse effect on the Company’s business, financial condition, operating results and cash flows. As a result of these and other factors, the Company’s results of operations have fluctuated in the past and may continue to fluctuate from period-to-period.

Recent events in the United States have increased awareness of and interest in products that have law enforcement or other security applications. There can be no assurance, however, that such trends will continue or will result in increased sales of the Company’s products and services.

Comparison of Results of Operations for the three months ended June 30, 2002 and June 30, 2001:

Revenues

Imagis’ total revenues increased 33% to $991,740 for the second quarter ended June 30, 2002 over the comparable prior year second quarter level of $745,204. The higher revenues were primarily attributable to higher software sales revenues, while support and services revenues declined in the quarter from the prior year amount.

Sales of the Company’s software products rose 41% to $922,622 in the second quarter of this year as compared to $656,047 for the second quarter in 2001. The increase in software sales revenues this year primarily reflects the revenue generated from the licensing contract with Zixsys Inc. ("Zixsys") announced in May of this year.

Support and services revenues for the second quarter of 2002 were $51,821 and were 41% lower than those in the comparable quarter in 2001 of $87,578. The lower 2002 level resulted from reduced revenues derived from contract services this year, and is solely attributable to the completion of a single special contract the Company had taken on in 2000 directly rather than through a partner and which concluded mid-2001. As stated last year, the Company is not seeking such contract work but intends to remain focused on both development and more profitable sales of its software products.

Other revenues were $17,297 for the second quarter of 2002, whereas comparable revenues of only $1,579 were earned in the second quarter of the prior year. These revenues represent primarily interest earned on short-term investments.

Operating Expenses

Operating expenses totaled $2,649,612 for the second quarter in 2002, which is 158% higher than the 2001 second quarter operating expenses of $1,025,090. The higher costs over the prior year second quarter resulted from increases in permanent and contracted staff, greater travel in sales and marketing and administration, and exceptional corporate costs included in the administrative category. Operating costs include cost of materials and services, sales and marketing, technical services, technology development, administration, interest and amortization.

Cost of Materials and Services

The costs of materials and services are incurred in conjunction with the support services that the Company provides to customers. These costs amounted to $143,172 in the second quarter of 2002, which is significantly higher than the level in the second quarter of 2001 of $35,619. The higher costs reflect a one-time purchase amounting to approximately $71,700 of a component software package required for the installation at Alameda, and a withholding tax charge of $49,000 applied to the Zixsys revenues.

Sales and Marketing

Sales and marketing expenses for the second quarter of 2002 were $836,177, and were 329% higher than those in the comparable period in 2001 of $195,013. The increase is attributable to higher costs incurred for new sales representatives in the US, Europe and the Far East, all engaged on a contract basis in the past few months. There were no contracted sales representatives prior to this time, and hence no comparable 2001 contract costs. In addition, travel and trade show costs for both staff and these representatives rose approximately 280% due to the increase in the number traveling and overall activity this year over that in the prior year when funds were limited. The Company may increase its sales team further in the year through additions to its contract sales group should the need arise but no further additions are currently contemplated. Consequently, the Company expects that quarterly sales and marketing expenses will continue at approximately the current level in future quarters.

Technical Services

Costs for the technical services group were $209,822 in the second quarter of this year, which is 3% lower than the comparable 2001 second quarter costs of $217,413. The costs in both years reflect primarily the travel costs in support of the Alameda installation, necessitated by the technical aspects of the application. This installation is now completed and in the 30-day acceptance period. The technical services group generally assists the Company’s strategic partners in their installation of Imagis’ products and also provides clients any technical support they may require under annual support contracts, and includes primarily costs for salaries, facilities and travel. As the Alameda project is essentially complete at this time, costs for future quarters are expected to trend lower than the second quarter level.

Technology Development

The technology development expenses for the second quarter of 2002 were $413,011, which is 61% higher than the 2001 comparable costs of $255,879. The increase over the prior period reflects a number of additions to staff and higher travel costs incurred this year. The Company has been adding to its development staff throughout 2001 and continues to increase its development group capability. Along with its regular project development assignments, the group is providing special support and enhancements to the UK National Crime Squad application. Technology development expenses are expected to remain at this approximate level throughout the remainder of the year.

Administration

Administrative costs for the second quarter of 2002 were $1,014,145, which is 229% higher than for the comparable quarter in 2001 of $308,032. Administrative costs include staff salaries and related benefits and travel, consulting and professional fees, facility and support costs, shareholder, regulatory and investor relations costs and 2002 special financial advisory costs incurred related to the Company’s corporate strategies, which includes the new strategic partnership achieved with OSI Systems, Inc. and a special corporate privatization proposal received in the first quarter.

While staff costs remained comparable to those of the prior year, generally all other categories were higher due the higher level of corporate activity this year. Facility and support costs generally rose approximately 140% due to the overall permanent and contracted staff growth over the prior year, travel rose 49%, consulting and professional fees rose approximately 500%, and shareholder, regulatory and investor relations costs rose approximately 60%. This last increase primarily reflects the Company’s continued corporate branding efforts worldwide with greater focus during the second quarter in United States. The Company’s financial advisory services costs, incurred in the second quarter 2002 and included in consulting and professional fees, aggregated approximately $241,000 or 73% of total consulting and professional fees expense. No comparable financial advisory costs were incurred in the 2001 second quarter. The Company’s administrative costs are expected to decline to some degree from the second quarter level since the contracted advisory services are concluded now.

Interest and Amortization

Interest expense incurred this year related to financing of equipment amounted to $8,499, down slightly from the level in the prior comparable quarter of $9,600. Amortization in the second quarter of 2002 amounted to $24,786 as compared to $3,534 for the second quarter of 2001. The increase in amortization expense reflects recent purchases of equipment, whereas in the past the Company leased most of its equipment to minimize initial cash outflows.

Net Loss for the Period

Overall, the Company incurred a net loss for the 2002 second quarter of $1,657,872 or $.09 per share, which is 492% higher than the net loss incurred in the second quarter of 2001 of $279,886 or $.02 per share. While revenues rose 33% in the quarter, significantly higher operating costs incurred in sales and marketing, technology development and administration significantly offset the revenue gain.

Comparison of Results of Operations for the six months ended June 30, 2002 and June 30, 2001:

Revenues

Imagis’ total revenues for the first six months increased 87% to $2,053,605 over the comparable prior year first half revenues of $1,100,262. As was the case for the second quarter, the higher revenues were primarily attributable to higher software sales, while other revenue categories were lower in the half than the prior year amounts.

Sales of the Company’s software products rose 125% to $1,908,576 in the first six months of this year as compared to $849,092 for the first six months in 2001. The increase in software sales revenues this year primarily resulted from revenues generated from the Alameda and NCS installations and the Zixsys licensing contract announced in the second quarter of this year.

Support and services revenues for the first half of 2002 were $111,651, which is 47% lower than those in the comparable period in 2001 of $210,095. As noted for the quarter, the lower 2002 level resulted from reduced revenues derived from contract services this year, different from 2001 when revenues were also derived from a special contract the Company had undertaken. First half 2002 revenues from support contracts were virtually unchanged from those earned in the first half of 2001.

Other revenues were $33,378 for the six months this year, whereas revenues of $41,075 were earned in the first half of the prior year. These revenues represent both interest earned on short-term cash investments and miscellaneous replacement parts sales.

Operating Expenses

Operating expenses totaled $4,850,979 for the first six months in 2002, which is 139% higher than the 2001 first half costs of $2,028,036. The higher costs over the prior year first half resulted from increases in staff, greater travel for sales and marketing and administration, and exceptional corporate finance costs included in the administrative category.

Cost of Materials and Services

The costs of materials and services amounted to $153,461 in the first half of 2002, which is 121% higher than the level in the first half of 2001 of $69,467. As for the quarterly results, the higher costs reflect primarily the one time expenditure in the second quarter of $71,700 for software related to Alameda, and a withholding tax charge of $49,000 applied on the Zixsys revenues.

Sales and Marketing

Sales and marketing expenses for the first six months of 2002 were $1,393,925, which is 206% higher than for the comparable six-month period in 2001 of $455,435. Of the increase, approximately $313,000 represents costs incurred for new sales and marketing representatives located throughout the world. There were no sales and marketing representatives on contract prior to this time, and hence no comparable 2001 costs. In addition, travel and trade show costs for both staff and representatives rose approximately 153% due to the increase in the number traveling and overall activity this year over that in the prior year.

Technical Services

Costs for the technical services group were $449,219 for the first half of this year, which is 14% higher than the comparable 2001 first half costs of $392,431. As noted for the quarter, the costs in both years reflect primarily the travel costs in support of the Alameda installation, necessitated by the very technical aspects of the application. The installation ultimately involved full system integration of Imagis’ software with 31 regional detachments operating under varying legacy database systems.

Technology Development

The Technology development expenses for the first six months of 2002 were $782,717, which is 48% higher than the 2001 comparable expenses of $529,522. The increase over the prior period reflects a number of additions to permanent staff and higher travel costs incurred this year.

Administration

Administrative expenses for the first six months of 2002 were $2,011,323, which is 281% higher than the expenses incurred in the comparable six months in 2001 of $531,239. The overall increase can be attributed to a number of factors. Facility costs rose approximately 105%, travel rose 102%, consulting and professional fees rose approximately 290%, and shareholder, regulatory and investor relations costs rose approximately 80%, the increase primarily reflecting the Company’s continued corporate branding efforts worldwide with greater focus during the second quarter in United States. As noted above, the Company’s financial advisory services costs, incurred in the 2002 second quarter and included in consulting and professional fees, aggregated approximately $241,000 which represents 40% of total consulting and professional fees expense. No comparable financial advisory costs were incurred in the first half of 2001.

Interest and Amortization

Interest expense for the first half this year for financed capital equipment amounted to $3,672, down 91% from the level in the prior comparable six-month period of $41,632. Amortization for the first six months of 2002 amounted to $56,662 as compared to $8,310 for the first six months of 2001. The increase in amortization expense reflects recent purchasing of equipment, whereas in the past the Company leased most of its equipment to minimize cash outflows at the time of purchase.

Net Loss for the Period

Overall, the Company incurred a net loss for the first six months of 2002 of $2,797,374 or $.16 per share, which is 202% higher than the net loss incurred in the first six months of 2001 of $927,774 or $.07 per share. As was the case for the second quarter, while revenues rose 87% in the first half, the higher operating costs incurred in sales and marketing, technology development and particularly administration significantly offset this revenue gain.

Liquidity and Capital Resources

The Company’s cash on hand at the beginning of the year, including funds on deposit, aggregated $2,760,659, and during the first six months of 2002, the Company received additional funds of $1,315,874 from the exercise of both sotck options and warrants. In total, 167,670 options and 606,757 warrants were exercised which resulted in aggregate proceeds to the Company of $214,255 and $1,101,618, respectively.

The Company used these funds primarily to finance its operating loss for the six-month period. The impact on cash of the loss of $2,797,374, after adjustment for non-cash items and changes to other working capital accounts in the period, primarily an increase in trade and accrued accounts receivable aggregating $419,877, was reduced to $2,646,330. The Company also used funds to purchase capital equipment amounting to $205,183 during the first half of this year.

To meet the requirements of the adjusted loss coupled with the equipment purchases, a call on the Company's short-term cash deposits amounting to $1,640,833 was made.

In summary, the Company’s cash position rose by $104,135 from $200,659 at the beginning of the year to $304,794 at June 30, 2002, and additional funds on deposit declined from $2,560,000 at January 1, 2002, to $919,167 at the period end. The increase of $104,135 resulted from the additions to cash from the option and warrant exercises and the call on the Company’s invested funds netted against the demands on cash for the operations and the capital expenditures incurred during the first six months of this year.

On July 9, 2002, the Company announced the closing of a private placement of 1,166,667 common shares, priced at U.S.$1.50 per share, that resulted in gross proceeds to the Corporation of US$1.75 million and a strategic partnership with OSI Systems, Inc.

As indicated at year-end, management continues to believe that based on current projections, the Company will be able to sustain its operations over the near term with its present cash resources and that no further financing for the remainder of the year will be necessary to meet its internal targets for staffing and operations.

Comparison of results of operations for the three months ended March 31, 2002 and 2001:

Revenues

The Company’s total revenues increased 200% to $1,061,865 for the first quarter ended March 31, 2002 over the comparable prior year first quarter level of $353,836. The higher revenues were directly attributable to higher software sales revenues while other revenues declined in the quarter from the prior year amounts.

Sales of the Company’s software products rose 410% to $985,954 in the first quarter of this year as compared to $193,045 in 2001. The large gain in software sales revenues this year arose primarily from the inclusion of approximately 60% of the revenues earned to March 31, 2002, through the Company’s U.K. business partner, Serco PLC, as a result of a significant order.

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

Other revenues were $16,081 for the first quarter of 2002, down from $46,095 earned in the first quarter of 2001. These revenues are earned from the sale of components, which are provided in conjunction with the installation or ongoing support of the Company’s products, and the level of sales varies from period to period.

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

Technical services

Costs for the technical services group were $239,397 in the first quarter of this year, which is 37% higher than the comparable 2001 first quarter costs of $175,018. The 2002 increase reflects primarily a 51% increase in travel costs in support of the installation in Alameda County, California (“Alameda”), necessitated by the technical aspects of the application. The technical services group generally assists the Company’s strategic partners in their installation of its products and also provides clients with any technical support that they may require under annual support contracts. These costs primarily include expenses related to salaries, facilities and travel. While the function costs have increased over the prior year, costs for future quarters are expected to be in line with the first quarter level.

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

Administration

Administration costs for the first quarter of 2002 were $997,178, which is 349% higher than for the comparable quarter in 2001 of $221,985. Administrative costs include staff salaries and related benefits and travel, professional fees, facility and support costs, shareholder, regulatory and investor relations costs and special financial advisory costs incurred related to the Company’s corporate strategies and a special corporate privatization proposal received in the quarter.

While staff costs remained comparable to those of the prior year, generally all other categories were higher due the increased level of corporate activity this year. Facilities costs rose approximately 50%, professional fees rose over 300%, and shareholder, regulatory and investor relations costs rose approximately 200%, the increase primarily reflecting the Company’s continued corporate branding efforts worldwide. The Company’s financial advisory services costs incurred in the 2002 first quarter aggregated approximately $208,000, including a non-cash component with an imputed value of $78,750, for 37,500 common shares granted as partial compensation to one of the Company’s advisors. No comparable financial advisory costs were incurred in the 2001 first quarter. The Company’s administrative costs are expected to decline to some degree from the first quarter level since such one-time costs as the non-cash share issuance will not recur. Additionally, the Company incurred non-cash costs in 2002 of $145,031 for stock-based compensation as a result of stock options and warrants that were issued as compensation to non-employees. There were no comparable costs incurred in the 2001 first quarter.

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

Liquidity and capital resources

In the fourth quarter of 2001, the Company completed a financing to raise approximately $3 million. This served to strengthen the Company’s working capital significantly, such that its cash on hand at the beginning of the quarter, including short-term investments, aggregated $2,760,659. During the first quarter, the Company received additional funds as reported in its financing activities from the exercise of both stock options and warrants. In total, 133,165 stock options were exercised which provided an aggregate of $134,415 in gross proceeds to the Company and 184,135 warrants yielded an aggregate of $389,333 in gross proceeds to the Company.

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

In summary, the cash requirements for the adjusted loss, working capital changes and capital expenditures, even after cash infusions from the exercise of warrants and options and the sale of short-term investments, caused a net cash reduction in the first quarter of $145,353, lowering the Company’s cash on hand at March 31, 2002 to $55,306. As a result of the sale of short-term investments, the Company’s temporary cash deposits declined from the opening level of $2,560,000 to $1,691,265. In total, cash resources of $1,746,571 remained available at March 31, 2002 for future operations.

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

On March 6, 2002, the Company announced that it had received a proposal to discuss the privatization of the Company from the Pembridge Group (“Pembridge”) of Boston, an investment management group. In order to respond appropriately, the Company formed a special committee of its board of directors and also engaged Raymond James Ltd. to act as its financial adviser to assess this proposal and consider all alternative strategies in light of this development. Currently, the Company is in a 60-90 day evaluation period, granted by Pembridge, under which the Company has an opportunity to evaluate, consider, or complete certain potential strategic alternatives before continuing to engage in discussions regarding Pembridge’s proposal to take Imagis private, or to make a potential strategic investment. Management believes that the impact on the Company and the related financial benefits and costs as a result of privatization or an alternate strategy cannot be assessed at this time, but cautions that the above-noted potential for corporate change may result in the need for additional financing or other changes to the Company’s corporate structure and equity at any time during the year.

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

Critical Accounting Policies

On December 12, 2001, the Securities and Exchange Commission issued a cautionary advice regarding the disclosure of critical accounting policies. Critical accounting policies are those that management believes are both most important to the portrayal of the Company’s financial conditions and results, and that require difficult, subjective, or complex judgements, often as a result of the need to make estimates about the effects of matters that involve uncertainty.

We believe the “critical” accounting policies we use in preparation of our financial statements are as follows:

Revenue recognition

Software sales revenue:

The Company recognizes revenue consistent with Statement of Position 97-2, “Software Revenue Recognition”. In accordance with this Statement, revenue is recognized, except as noted below, when all of the following criteria are met: persuasive evidence of a contractual arrangement exists, title has passed, delivery and customer acceptance has occurred, the sales price is fixed or determinable and collection is reasonably assured.

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

When software is sold under contractual arrangements that includes post contract customer support (“PCS”), the elements are accounted for separately if vendor specific objective evidence (“VSOE”) of fair value exists for all undelivered elements. VSOE is identified by reference to renewal arrangements for similar levels of support covering comparable periods. If such evidence does not exist, revenue on the completed arrangement is deferred until the earlier of (a) VSOE being established or (b) all of the undelivered elements are delivered or performed, with the following exceptions: if the only undelivered element is PCS, the entire fee is recognized ratably over the PCS period, and if the only undelivered element is service, the entire fee is recognized as the services are performed.

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

PART II

Item 1. Legal Proceedings.

As of the date of this Quarterly Report, the Company is not a party to any legal proceedings, the adverse outcome of which, in management’s opinion, individually or in the aggregate, would have a material effect on the Company’s results of operations or financial position. From time to time, the Company may be involved in litigation relating to claims arising out of its operations in the normal course of business.

Item 2. Changes in Securities.

a)	None

b)	None

c)	The Company issued 34,505 common shares upon the exercise of stock options by three (3) non-U.S. persons in private transactions outside the United States for gross proceeds to the Company of $79,840. The options were exercised on the following dates for the following amounts: June 12, 2002 – 21,505 options for gross proceeds to the Company of $63,870; June 12, 2002 – 3,000 options for gross proceeds to the Company of $5,970; and June 17, 2002 – 10,000 options for gross proceeds to the Company of $10,000. The common shares were issued in reliance upon Regulation S (“Regulation S”) promulgated under the Securities Act of 1933, as amended (the “Securities Act”).

The Company issued 422,622 common shares upon the exercise of warrants by fifteen (15) non-U.S. persons in private transactions outside the United States for gross proceeds to the Company of $712,286. These warrants were exercised on the following dates for the following amounts: April 2, 2002 – 4,500 warrants for gross proceeds to the Company of $4,950; April 8, 2002 – 5,000 warrants for gross proceeds to the Company of $12,750; April 12, 2002 – 150 warrants for gross proceeds to the Company of $165; April 12, 2002 – 3,350 warrants for gross proceeds to the Company of $3,685; April 17, 2002 – 5000 warrants for gross proceeds to the Company of $12,750; April 23, 2002 – 22,500 warrants for gross proceeds to the Company of $57,375; April 26, 2002 – 3,000 warrants for gross proceeds to the Company of $3,300; May 8, 2002 – 33,456 warrants for gross proceeds to the Company of $85,313; May 13, 2002 – 34,562 warrants for gross proceeds to the Company of $88,133; May 23, 2002 – 72,500 warrants for gross proceeds to the Company of $79,750; May 23, 2002 – 12,500 warrants for gross proceeds to the Company of $31,875; May 28, 2002 – 5000 warrants for gross proceeds to the Company of $5,500; June 5, 2002 – 57,604 warrants for gross proceeds to the Company of $146,890; June 7, 2002 – 7,000 warrants for gross proceeds to the Company of $7,700; and June 27, 2002 – 156,500 warrants for gross proceeds to the Company of $172,150. The common shares were issued in reliance upon Regulation S promulgated under the Securities Act.

The Company issued 300,608 common shares upon the conversion of special warrants into common shares by five (5) non-U.S. persons in private non-cash transactions outside the United States for deemed gross proceeds to the Company of $652,319. These special warrants were exercised on the following dates for the following amounts: April 2, 2002 – 50,000 special warrants for deemed gross proceeds to the Company of $108,500; April 5, 2002 – 45,000 special warrants for deemed gross proceeds to the Company of $97,650; April 5, 2002 – 115,208 special warrants for deemed gross proceeds to the Company of $250,001; May 10, 2002 – 45,400 special warrants for deemed gross proceeds to the Company of $98,518; and May 13, 2002 – 45,000 special warrants for deemed gross proceeds to the Company of $97,650. The common shares were issued in reliance upon Regulation S promulgated under the Securities Act.

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

Item 3.   Defaults Upon Senior Securities.

None

Item 4.   Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

As reported in the first quarter, the Company received a proposal to discuss privatization from the Pembridge Group of Boston, an investment management group. As a consequence, the Company had formed a special committee of its board and also engaged Raymond James Ltd. to act as its financial adviser to assess the proposal and consider alternative strategies. Subsequent to the period end, on July 9, 2002 the Company announced that the discussions toward privatization had concluded by mutual consent with Pembridge with the decision not to proceed further.

Item 6.   Exhibits and Reports Filed on Form 8-K

a)	Exhibits

Exhibit Number	Description

3.1(1)	Articles of Incorporation

4.1(1)	Shareholder Agreement dated February 23, 1999 among the Original Shareholders and the Former Imagis Shareholders

4.2(1)	Escrow Agreement for a Venture Capital Pool Issuer dated July 3, 1998 among Colloquium Capital Corp., CIBC Mellon Trust Company and Sandra Buschau, Altaf Nazerali, Shafiq Nazerali, Rory Godinho and Ross Wilmot

4.3(1)	Warrant dated February 25, 1999 issued to Iain Drummond

4.4(1)	Warrant dated February 25, 1999 issued to Armitage & Associates

4.5(6)	Form of Share Purchase Warrant

10.1(1)*	Incentive Stock Option Agreements dated July 7, 1998 between Imagis and each of Sandra E. Buschau, Altaf Nazerali and Ross Wilmot

10.2(1)	Confidentiality and Non-Competition Agreement dated February 23, 1999 among Imagis, the Former Imagis Shareholders and the principals of the Former Imagis Shareholders

10.3(1)	Revenue Assignment Agreement dated December 15, 1998 among Imagis, Pacific, Imagis Solutions (US) Incorporated and Imagis North West Solutions Inc

10.4(1)	Agency Agreement dated March 29, 1999 among Imagis and the Agents

10.5(1)	Subscription Agreement dated January 26, 1999 between Imagis and Pacific Cascade Consultants Ltd.

10.6(1)	Subscription Agreement dated January 26, 1999 between Imagis and First Capital Invest Corp.

10.7(1)*	Incentive Stock Option Agreements dated February 25, 1999 and March 25, 1999 between Imagis and certain directors, employees and service providers of Imagis or affiliates or subsidiaries thereof

10.8(1)*	Consulting Services Agreement effective February 25, 1999 between Imagis and Shafiq Nazerali-Walji

10.9(1)*	Employment Agreement dated February 23, 1999 between the Issuer and Iain Drummond

10.10(1)	Technology Purchase Agreement dated March 6, 1998 among Imagis Technologies Ltd., Imagis Cascade Technologies Inc. and Penelope Walker, Richard Graham and William Hawkes

Exhibit Number	Description

10.11(1)	Technology Purchase Agreement dated March 6, 1998 among Imagis, Imagis Cascade Consultants, Inc. and Former Imagis Shareholders

10.12(1)	Share Purchase Agreement dated December 14, 1998 among Imagis, Imagis Cascade and the Former Imagis Shareholders

10.13(1)	Confidentiality and Standstill Agreement dated October 6, 1998 among Colloquium Capital Corp., Imagis Cascade Technologies Inc. and Former Imagis Shareholders

10.14(1)	Loan Agreement dated October 15, 1999 between Imagis and Rexton Corporation

10.15(1)	Agreement dated May 1, 2000 between Imagis and Somerset Financial Group Inc.

10.16(2)	Agreement dated August 15, 2000 between Imagis and GPC Communications

10.17(3)	Agreement dated August 21, 2000 between Imagis and Fleishman-Hillard Canada Inc.

10.18(4)*	Imagis Technologies Inc. 2000 Stock Option Plan

10.19(4)	Agreement dated October 11, 2000 between Imagis and Orion Scientific Systems Inc.

10.20(5)*	Imagis Technologies Inc. 1999 Stock Option Plan

10.21(6)	Form of Unit Subscription Agreement

10.22(2)	Convertible Note Subscription Agreement dated October 1, 1999

10.23(7)	Software Assets Sale and Assignment Agreement dated October 31, 2001 between Imagis and API Technologies, LLC.

99.1	Risk Factors

99.2	Form 51-901F as required by the British Columbia Securities Commission

99.3	Certification of Chief Executive Officer

99.4	Certification of Chief Financial Officer

(1)	Previously filed as part of Imagis' Registration Statement on Form 10-SB (File No. 000-30090).
(2)	Previously filed as part of Imagis' Annual Report on Form 10-KSB for the year ended December 31, 1999.
(3)	Previously filed as part of Imagis' Quarterly Report on Form 10-QSB for the period ended September 30, 2000
(4)	Previously filed as part of Imagis' Annual Report on Form 10-KSB for the year ended December 31, 2000.
(5)	Previously filed as part of Imagis' Quarterly Report on Form 10-QSB for the period ended March 31, 2001.
(6)	Previously filed as part of Imagis' Quarterly Report on Form 10-QSB for the period ended June 30, 2001.
(7)	Previously filed as part of Imagis' Quarterly Report on Form 10-QSB for the period ended March 31, 2002.

b)	Reports on Form 8–K

On April 5, 2002, the Company filed a Form 8-K relating to two press releases. The first press release was dated March 15, 2002, in which the Company announced that its law enforcement software product, the CABS Computerized Arrest and Booking System, was purchased by an additional four Royal Canadian Mounted Police detachments. The second press release was dated March 25, 2002, in which the Company announced the formation of a special committee of its board of directors to be chaired by Roy Trivett. The special committee was formed to consider any transaction or strategic opportunity that might arise, including a publicly-announced going private proposal by Pembridge Group (“Pembridge”). The Company further announced that it retained Raymond James Ltd. to act as its financial advisor.

On April 8, 2002, the Company filed a Form 8-K relating to four press releases. The first press release was dated April 8, 2002, in which the Company announced that Pembridge granted the Company a 60 to 90 day period to evaluate, consider or complete certain potential strategic alternatives before continuing to engage in discussions regarding Pembridge’s proposal to take Imagis private or to make a potential strategic investment. The second press release was dated April 9, 2002, in which the Company announced that it received an order from T.C. Vilsa S.A. (Imagis’ Latin American business partner) of Mexico City for Imagis’ Computerized Arrest and Booking System (“CABS”), ID-2000 facial recognition and its evidence tracking module to classify and locate incident-related evidence. The third press release was dated April 10, 2002, in which the Company announced the appointment of Charles Giannetti as Regional Director in Washington, D.C. The fourth press release was dated April 11, 2002, in which the Company announced the appointment of Messrs. Murray Jamieson as Vice-President, Product Development and Services, and Earl van As as Director of Marketing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  August 13, 2002

IMAGIS TECHNOLOGIES INC.

/s/ Ross Wilmot Ross Wilmot Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1(1)	Articles of Incorporation

4.1(1)	Shareholder Agreement dated February 23, 1999 among the Original Shareholders and the Former Imagis Shareholders

4.2(1)	Escrow Agreement for a Venture Capital Pool Issuer dated July 3, 1998 among Colloquium Capital Corp., CIBC Mellon Trust Company and Sandra Buschau, Altaf Nazerali, Shafiq Nazerali, Rory Godinho and Ross Wilmot

4.3(1)	Warrant dated February 25, 1999 issued to Iain Drummond

4.4(1)	Warrant dated February 25, 1999 issued to Armitage & Associates

4.5(6)	Form of Share Purchase Warrant

10.1(1)*	Incentive Stock Option Agreements dated July 7, 1998 between Imagis and each of Sandra E. Buschau, Altaf Nazerali and Ross Wilmot

10.2(1)	Confidentiality and Non-Competition Agreement dated February 23, 1999 among Imagis, the Former Imagis Shareholders and the principals of the Former Imagis Shareholders

10.3(1)	Revenue Assignment Agreement dated December 15, 1998 among Imagis, Pacific, Imagis Solutions (US) Incorporated and Imagis North West Solutions Inc

10.4(1)	Agency Agreement dated March 29, 1999 among Imagis and the Agents

10.5(1)	Subscription Agreement dated January 26, 1999 between Imagis and Pacific Cascade Consultants Ltd.

10.6(1)	Subscription Agreement dated January 26, 1999 between Imagis and First Capital Invest Corp.

10.7(1)*	Incentive Stock Option Agreements dated February 25, 1999 and March 25, 1999 between Imagis and certain directors, employees and service providers of Imagis or affiliates or subsidiaries thereof

10.8(1)*	Consulting Services Agreement effective February 25, 1999 between Imagis and Shafiq Nazerali-Walji

10.9(1)*	Employment Agreement dated February 23, 1999 between the Issuer and Iain Drummond

10.10(1)	Technology Purchase Agreement dated March 6, 1998 among Imagis Technologies Ltd., Imagis Cascade Technologies Inc. and Penelope Walker, Richard Graham and William Hawkes

Exhibit Number	Description

10.11(1)	Technology Purchase Agreement dated March 6, 1998 among Imagis, Imagis Cascade Consultants, Inc. and Former Imagis Shareholders

10.12(1)	Share Purchase Agreement dated December 14, 1998 among Imagis, Imagis Cascade and the Former Imagis Shareholders

10.13(1)	Confidentiality and Standstill Agreement dated October 6, 1998 among Colloquium Capital Corp., Imagis Cascade Technologies Inc. and Former Imagis Shareholders

10.14(1)	Loan Agreement dated October 15, 1999 between Imagis and Rexton Corporation

10.15(1)	Agreement dated May 1, 2000 between Imagis and Somerset Financial Group Inc.

10.16(2)	Agreement dated August 15, 2000 between Imagis and GPC Communications

10.17(3)	Agreement dated August 21, 2000 between Imagis and Fleishman-Hillard Canada Inc.

10.18(4)*	Imagis Technologies Inc. 2000 Stock Option Plan

10.19(4)	Agreement dated October 11, 2000 between Imagis and Orion Scientific Systems Inc.

10.20(5)*	Imagis Technologies Inc. 1999 Stock Option Plan

10.21(6)	Form of Unit Subscription Agreement

10.22(2)	Convertible Note Subscription Agreement dated October 1, 1999

10.23(7)	Software Assets Sale and Assignment Agreement dated October 31, 2001 between Imagis and API Technologies, LLC.

99.1	Risk Factors

99.2	Form 51-901F as required by the British Columbia Securities Commission

99.3	Certification of Chief Executive Officer

99.4	Certification of Chief Financial Officer

(1)	Previously filed as part of Imagis' Registration Statement on Form 10-SB (File No. 000-30090).
(2)	Previously filed as part of Imagis' Annual Report on Form 10-KSB for the year ended December 31, 1999.
(3)	Previously filed as part of Imagis' Quarterly Report on Form 10-QSB for the period ended September 30, 2000
(4)	Previously filed as part of Imagis' Annual Report on Form 10-KSB for the year ended December 31, 2000.
(5)	Previously filed as part of Imagis' Quarterly Report on Form 10-QSB for the period ended March 31, 2001.
(6)	Previously filed as part of Imagis' Quarterly Report on Form 10-QSB for the period ended June 30, 2001.
(7)	Previously filed as part of Imagis' Quarterly Report on Form 10-QSB for the period ended March 31, 2002.