Form 10QSB
period 2002-09-30
IMAGIS TECHNOLOGIES INC
filed 2002-11-14
CIK 1088393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

(604) 684-2449
(Issuer's telephone number)

As of November 13, 2002, 19,963,579 Common Shares were issued and outstanding.

        Traditional Small Business Disclosure Format (Check one):    Yes  ☐  No  ☒

IMAGIS TECHNOLOGIES INC.

FORM 10-QSB

For the quarterly period ended June 30, 2002

i

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The following unaudited financial statements for the three and nine month periods ended September 30, 2002 are included in response to Item 1 and have been compiled by management.

The financial statements should be read in conjunction with the Management’s Discussion and Analysis and other financial information included elsewhere in this Form 10–QSB.

IMAGIS TECHNOLOGIES INC.
BALANCE SHEETS
AS AT SEPTEMBER 30, 2002 AND DECEMBER 31, 2001
(expressed in Canadian dollars)

	Sept. 30 2002	Dec. 31, 2001

	(Unaudited)
Current assets:
Cash and cash equivalents	$ 453,708	$ 200,659
Short-term investments	720,505	2,560,000
Accounts receivable	1,618,424	455,263
Advance to related party	25,395	--
Prepaid expenses and deposit	301,306	9,761

	3,119,338	3,225,683
Equipment, net	219,715	51,838
Other assets	236,395	--

	$ 3,575,448	$ 3,277,521

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$ 649,758	$ 444,871
Deferred revenue	451,898	59,184

	1,101,656	504,055

Shareholders' equity:
Share capital (note 3)	15,691,401	10,142,041
Special warrants	1,138,249	2,822,061
Contributed surplus	275,519	--
Deficit	(14,631,377)	(10,190,636)

	2,473,792	2,773,466

	$ 3,575,448	$ 3,277,521

See accompanying notes to financial statements.

IMAGIS TECHNOLOGIES INC.
STATEMENTS OF OPERATIONS AND DEFICIT
FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2002 AND 2001
(expressed in Canadian dollars)
(Unaudited – Prepared by Management)

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001

Revenues:
Software sales	$ 525,351	$ 136,000	$ 2,433,927	$ 985,092
Support and services	104,688	124,333	216,339	334,428
Other	49,470	1,250	82,848	39,524

	679,509	261,583	2,733,114	1,359,044

Expenses:
Cost of materials	21,118	42,746	174,579	112,213
Sales and marketing	803,626	180,021	2,197,551	635,456
Technical services	195,819	156,920	645,038	549,351
Technology development	356,955	294,245	1,139,672
Administration, including stock
based compensation of $128,337
($nil) and $275,519 ($nil)	892,022	229,585	2,903,346	758,023
Interest	1,232	1,608	4,904	43,240
Amortization	52,103	5,214	108,765	13,524

	2,322,875	910,339	7,173,855	2,935,574

	(1,643,367)	(648,756)	(4,440,741)	(1,576,530)
Loss for the period

Deficit, beginning of period	(12,988,010)	(8,097,706)	(10,190,636)	(7,169,932)

Deficit, end of period	$(14,631,377)	$(8,746,462)	$(14,631,377)	$(8,746,462)

Loss per share	$ (0.09)	$ (0.04)	$ (0.25)	$ (0.11)

Weighted average number of
Shares outstanding	19,194,075	14,526,758	17,881,068	13,815,711

See accompanying notes to financial statements.

IMAGIS TECHNOLOGIES INC.
STATEMENTS OF CASH FLOWS
FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2002 AND 2001
(expressed in Canadian dollars)
(Unaudited – Prepared by Management)

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001

Cash provided by (used for):
Net loss	$(1,643,367)	$ (648,756)	$(4,440,741)	$(1,576,530)
Items not involving the use of cash:
Amortization	52,103	5,214	108,765	13,524
Stock-based compensation	128,337	--	275,519	--
Accrued interest	--	(3,800)	--	1,022
Common shares issued for services	--	--	78,750	28,473
Changes in non-cash operating working
capital:
Accounts receivable	(1,116,373)	34,023	(1,163,162)	671,347
Accrued revenue receivable	362,296	--	--	--
Advances to related parties
Prepaids	(25,395)	--	(25,395)	--
Accounts payable and accrued	(280,753)	--	(291,545)	(1,806)
liabilities	153,703	(98,446)	204,887	(260,381)
Deferred revenue	155,571	15,365	392,714	50,024

	(2,213,878)	(696,400)	(4,860,208)	(1,074,327)

Cash flows from investing activities:
Purchase of equipment	(71,459)	(3,359)	(276,642)	(4,995)
Purchase of other assets	(236,395)	--	(236,395)	--
Short-term investments	198,662	--	1,839,495	--

	(109,192)	(3,359)	1,326,458	(4,995)

Cash flows from financing activities:
Issuance of common shares for cash	2,712,501	269,167	4,028,375	1,730,500
Share issue costs	(240,518)	(241,577)	(90,248)
Receipt of advances payable in
advance of private placement	--	--	--	(100,000)
Repayment of advances payable	--	--	(373,082)
Repayment of obligation under
capital lease	--	--	--	(2,226)
Loan from related parties	--	2,201	--	--

	2,471,983	271,368	3,786,798	1,164,944

Increase (decrease) in cash for
the period	148,914	(428,391)	253,049	85,622
Cash and cash equivalents, beginning
of period	304,794	573,510	200,659	59,497

Cash and cash equivalents, end of
period	$ 453,709	$ 145,119	$ 453,708	$ 145,119

See accompanying notes to financial statements.

IMAGIS TECHNOLOGIES INC.
STATEMENTS OF CASH FLOWS (continued)
FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2002 AND 2001
(expressed in Canadian dollars)
(Unaudited – Prepared by Management)

Supplementary information and disclosure of non-cash
financing and investing activities:

Interest paid	$ 1,232	$5	$ 4,904	$ 1,459
Non-cash transactions not reported
above:
Issuance of common shares on
conversion of special warrants	(164,258)	--	1,683,812	--
Issuance of common shares for
services rendered	--	--	78,750	29,000

See accompanying notes to financial statements

IMAGIS TECHNOLOGIES INC.
NOTES TO FINANCIAL STATEMENTS
(expressed in Canadian dollars)
(Unaudited – Prepared by Management)

1.         Operations:

Imagis Technologies Inc. (the “Company”) was incorporated under the Company Act (British Columbia) on March 23, 1998. The Company operates in a single segment, being the development and sale of software applications and advanced biometric facial recognition software solutions. The Company’s assets are based in Canada. In the nine month period ended September 30, 2002, three customers represented approximately 37%, 19%, and 18% of total revenues (December 31, 2001 – two customers represented approximately 40% and 20% of total revenues).

These financial statements have been prepared on a going concern basis, which includes the assumption that the Company will be able to realize its assets and settle its liabilities in the normal course of business. For the nine month period ended September 30, 2002, the Company has incurred a loss from operations of $4,440,741 and a deficiency in operating cash flow of $4,860,208. In addition, the Company has incurred significant operating losses and net utilization of cash in operations in all prior periods. Accordingly, the Company will require continued financial support from its shareholders and creditors until it is able to generate sufficient cash flow from operations on a sustained basis. Failure to obtain ongoing support of its shareholders and creditors may make the going concern basis of accounting inappropriate, in which case the Company’s assets and liabilities would need to be recognized at their liquidation values. These financial statements do not include any adjustment due to this going concern uncertainty.

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

2.         Significant accounting policies:

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

2.         Significant accounting policies:

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

(g) Stock-based compensation:

Effective January 1, 2002, the Company adopted the new recommendations of the Canadian Institute of Chartered Accountants with respect to the accounting for stock-based compensation and other stock-based payments. The new recommendations require direct awards of stock, stock appreciation rights or awards that call for the settlement in cash or other assets awarded to employees and the cost of the service received as consideration to be measured and recognized based on the fair value of the equity instruments issued. Compensation expense is recorded over the period of related employee service, usually the vesting period of the equity instrument awarded. The new recommendations permit the measurement of compensation expense for stock option grants to employees and directors that are not direct awards of stock, stock appreciation rights or otherwise call for settlement in cash or other assets by an alternative method and to provide pro forma disclosure of the financial results using the fair value method. The Company has elected to adopt an alternative method and continue with its policy of not recognizing compensation expense for stock options granted to employees. The Company recognizes compensation expense for non-employees based on the estimated fair value of the equity instruments issued and recognizes stock based compensation under Canadian GAAP.

Had compensation expense for employees been determined based on the fair value method, the Company’s net loss and net loss per share for the nine months ended September 30, 2002, would have been adjusted to the pro forma amounts indicated below:

	Three months ended September 30, 2002	Nine months ended September 30, 2002

Net loss - as reported	$ (1,643,367)	$ (4,440,741)
Net loss - pro forma	(1,680,566)	(4,989,415)
Net loss per share - as reported	$ (0.09)	$ (0.25)
Net loss per share - pro forma	(0.09)	(0.28)

The pro forma amounts exclude the effect of stock options granted prior to January 1, 2002. The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model.

The weighted average fair value of employee stock options granted during the three months ended September 30, 2002 was $1.54 per share purchase option.

IMAGIS TECHNOLOGIES INC.
NOTES TO FINANCIAL STATEMENTS
(expressed in Canadian dollars)

(Unaudited – Prepared by Management)

2.          Significant accounting policies:

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

(i) Unaudited interim financial information:

The information reported herein as at September 30, 2002 and for the three and nine month periods ended September 30, 2002 and 2001 is unaudited. However, such financial information reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the results for the periods presented. The unaudited interim financial statements are prepared using accounting policies consistent with and should be read in conjunction with the Company’s financial statements as at and for the year ended December 31, 2001 which are included in the Company’s 2001 Annual Report on Form 10-KSB. Certain comparative figures have been reclassified to conform with the presentation adopted in the current reporting period. Results for the interim periods ended September 30, 2002 are not necessarily indicative of what the results will be for the complete 2002 fiscal year.

3.          Share capital:

(a) Authorized:

100,000,000 common shares without par value

(b) Issued:

IMAGIS TECHNOLOGIES INC.
NOTES TO FINANCIAL STATEMENTS
(expressed in Canadian dollars)
(Unaudited – Prepared by Management)

3.          Share capital, continued:

	Number of shares	Amount
Balance, December 31, 2000	12,965,965	6,329,155
Issued during the period for cash:
On private placement	1,730,332	1,998,650
Options exercised	295,834	395,834
Warrants exercised	1,407,000	1,523,700
Issued for services related to private placement	20,000	29,000
Share issuance costs	--	(134,298)
Balance, December 31, 2001	16,419,131	$ 10,142,041
Issued during the period for cash:
On private placement	1,166,667	2,660,000
Options exercised	272,670	266,755
Warrants exercised	606,757	1,101,619
Issued on conversion of special warrants	851,645	1,848,070
Issued as bonus for consulting agreement	37,500	78,750
Share issuance costs	--	(405,834)
Balance, September 30, 2002	19,354,370	$ 15,691,401

See Note 4

(c) Escrowed shares:

As at December 31, 2001, 266,669 common shares were being held in escrow. These common shares were released from escrow on February 23, 2002.

(d) Special warrants:

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

IMAGIS TECHNOLOGIES INC.
NOTES TO FINANCIAL STATEMENTS
(expressed in Canadian dollars)
(Unaudited – Prepared by Management)

3.          Share capital, continued:

(e) Warrants:

Dec. 31, 2001	Granted	Exercised	Expired	Sept. 30, 2002	Exercise Price	Expiry Date

266,666	--	--	(266,666)	--	$1.25	August 31, 2002
133,334	--	--	--	133,334	$1.25	February 23, 2003
50,000	--	--	(50,000)	--	$4.00	June 16, 2002
274,000	--	(274,000)	--	--	$1.10	Various to May 6, 2002
114,666	--	--	--	114,666	$2.55	November 9, 2002
713,840	--	(205,622)	--	508,218	$2.55	November 9, 2002
--	142,768	(127,135)	--	15,633	$2.17	November 9, 2002
--	50,000	--	--	50,000	$2.20	Jan 18, 2004
--	291,667	--	--	291,667	$2.28	July 24, 2004
1,552,506	484,435	(606,757)	(316,666)	1,113,518

As at September 30, 2002, the Company has committed to issuing 105,000 warrants as part of a commission to a third party relating to the issuance during the quarter of 1,166,667 common shares of the Company. These warrants have not been issued as at September 30, 2002.

(f) Options:

Dec. 31, 2001	Granted	Exercised	Expired	Sept. 30, 2002	Exercise Price	Expiry date

230,000	--	(75,000)	--	155,000	$ 0.30	July 6, 2003
1,183,664	--	(170,665)	(50,000)	962,999	$ 1.00	Various to August 30, 2006
540,000	--	(5,500)	--	534,500	$ 1.50 to $2.35	Various to May 14, 2006
--	440,000	(21,505)	--	418,495	$ 2.24 to $2.97	February 8, 2004 to March 4, 2007
--	200,000	--	--	200,000	$ 2.35	May 15, 2007
--	580,000	--	--	580,000	$ 2.35	June 30, 2007 to July 31, 2007
--	300,000	--	--	300,000	$ 1.50	August 31, 2007
1,953,664	1,520,000	(272,670)	(50,000)	3,150,994

IMAGIS TECHNOLOGIES INC.
NOTES TO FINANCIAL STATEMENTS
(expressed in Canadian dollars)
(Unaudited – Prepared by Management)

3.          Share capital, continued:

(f) Options (continued)

Effective June 30, 2002, the Company amended the exercise price of 560,000 options with exercise prices ranging from $2.65 to $3.50 to $2.35. As a result of the amendment, the Company must apply modification accounting to these stock options. The Company has recorded additional compensation expense relating to the repriced options.

4.          Related party transactions not disclosed elsewhere are as follows:

(a)	included in accounts payable and accrued liabilities is $19,820 which is due to directors, officers and companies with a director and/or officer in common.

(b)	included in administration expense for the nine month period ended September 30 is $233,550 for payments made to a company with a director in common for services rendered to the Company.

(c)

included in administration expense for the nine month period ended September 30 is $50,000 paid to a director of the Company, in consideration for financial and business consulting services. As part of this arrangement the Company has also agreed to issue 15,000 common shares subject to regulatory approval. These shares have not been issued as at September 30, 2002. As at September 30, 2002, the shares had not been issued.

(d)

the Company has agreed to issue 20,000 common shares to a director and officer of the Company subject to regulatory approval as a discretionary bonus for the 2000 and 2001 fiscal years as part of his compensation package. As at September 30, 2002, these shares had not been issued.

(e)

the Company has agreed, subject to regulatory approval, to issue 10,000 common shares to a company which is related to the Company by way of a common director. The shares are to be issued in consideration of a loan of $150,000 made to the Company in 2001. As at September 30, 2002 these shares had not been issued.

(f)	the Company has entered into the following commitments with a company related by virtue of having a director in common:

(i)

the Company has entered into a strategic alliance to develop and market integrated airport and security products with the related company. The Company has committed to expend a minimum of USD$250,000 on product development and the operation of an Airport Security Group to market the products.

(ii)

the Company has committed to engage the related company to provide software development services. The Company has agreed to expend a minimum of USD$250,000, based on hourly rates charged at 85% of fair market value, prior to December 31, 2003.

(iii)

the Company has entered into a Letter of Intent to form a joint venture for the purpose of establishing a manufacturing and marketing operation in Brazil. The Company has agreed to invest USD$250,000 cash in the joint venture in order to acquire a 20% interest. This investment is contingent upon the Company’s joint venture partner fulfilling certain obligations prior to July 8, 2004.

(g)

On September 4, 2002 the Company acquired a license to certain software applications related to their use in certain specified business fields from a company related by virtue of having a director in common. The Company paid USD$150,000 (CDN$236,395, recorded in Other Assets) cash in consideration of the license. The license expires on the latter of August 31, 2017 and the expiry date of the last patent of the underlying software. The cost of the license will be amortized against earnings from the applications over its expected useful life.

IMAGIS TECHNOLOGIES INC.
NOTES TO FINANCIAL STATEMENTS
(expressed in Canadian dollars)
(Unaudited – Prepared by Management)

5.           Commitments:

(a)

The Company has operating leases for certain of its office premises that covers the period through to June 2005. The minimum annual lease payments for the fiscal years ended December 31 are as follows:

2002	$ 30,351
2003	121,404
2004	121,404
2005	60,702

6.           Subsequent events:

(a)	On October 1, 2002, 21,505 common shares were issued pursuant to the exercise of options for total proceeds to the Company of $63,869.85.

(b)	On November 1, 2002, 5,000 common shares were issued pursuant to the exercise of options for total proceeds to the Company of $5,000.

(c)	On November 8, 2002, 6,667 common shares were issued pursuant to the exercise of options for total proceeds to the Company of $10,001.

(d)	On November 9, 2002, 576,037 special warrants were converted to common shares at a deemed price of $2.17 per special warrant for total deemed proceeds to the Company of $1,250,000.

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

	September 30, 2002	December 31, 2001
Deficit, Canadian GAAP	$(14,631,377)	$(10,190,636)
Cumulative stock based compensation	(1,264,089)	(1,054,612)
Beneficial conversion options	(208,200)	(208,200)
Warrants issued for services	(722,000)	(722,000)

Deficit, U.S. GAAP	$(16,825,666)	$(12,175,448)

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Loss for the period,
Canadian GAAP	$(1,643,367)	$(648,756)	$(4,440,741)	$(1,576,530)
Stock-based
compensation	179,156	(15,504)	(209,477)	(100,839)

Loss for the period, U.S.
GAAP	(1,464,211)	(664,260)	(4,650,218)	(1,677,369)

Loss per share, U.S.
GAAP	$ (0.07)	$ (0.04)	$ (0.25)	$ (0.12)

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

IMAGIS TECHNOLOGIES INC.
NOTES TO FINANCIAL STATEMENTS
(expressed in Canadian dollars)
(Unaudited – Prepared by Management)

8.          Recent accounting pronouncements (continued):

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

Item 2. Management’s Discussion and Analysis or Plan of Operations

Forward-Looking Statements:

Statements in this Quarterly report about the Company’s future results, levels of activity, performance, goals or achievements or other events constitute forward-looking statements. These statements involve known or unknown risks, uncertainties and other factors that may cause actual results or events to differ materially from those anticipated in such forward–looking statements. These factors include, among others, those described in connection with the forward-looking statements, and the factors described under the heading “Risk Factors” in Exhibit 99.1 to this Quarterly Report, which is hereby incorporated by reference.

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

ID-2000 — Image Detection and Biometric Facial Recognition

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

In addition, the Company has adapted its facial recognition software to include the identification of non-facial objects in background imagery and personally identifiable markings, such as tattoos. The biometric solution purchased by the UK’s National Crime Squad, which incorporates these features, will be used to crack down on international online child pornography.

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

Comparison of Results of Operations for the three months ended September 30, 2002 and September 30, 2001:

Revenues

Imagis’ total revenues increased 160% to $679,509 for the third quarter ended September 30, 2002 over the comparable prior year third quarter level of $261,583. The higher revenues were primarily attributable to higher software sales revenues.

Sales of the Company’s software products rose 286% to $525,351 in the third quarter of this year as compared to $136,000 for the third quarter in 2001. The increase in software sales revenues this year is due to the UK’s National Crime Squad installation and the overall increased number of customers.

Support and services revenues for the third quarter of 2002 were $104,688 and were 16% lower than those in the comparable quarter in 2001 of $124,333. The lower 2002 level resulted from reduced revenues derived from contract services this year, and is solely attributable to the completion of a single special contract the Company had taken on in 2000 directly rather than through a partner and which concluded mid-2001. As stated last year, the Company is not seeking such contract work but intends to remain focused on both development and more profitable sales of its software products. The support revenues are increasing as sales revenues increase and the deferred revenue of $451,898 recorded as at September 30, 2002 consists solely of ongoing support contracts.

Other revenues were $49,470 for the third quarter of 2002, whereas comparable revenues of only $1,250 were earned in the second quarter of the prior year. The increase is primarily due to a $34,551 recovery of interest on an account receivable from a customer. The balance of these revenues represents primarily interest earned on short-term investments.

Operating Expenses

Operating expenses totaled $2,322,875 for the third quarter in 2002, which is 155% higher than the 2001 third quarter operating expenses of $910,339. The higher costs over the prior year third quarter resulted from increases in permanent and contracted staff, greater travel in sales and marketing and administration, and exceptional corporate costs included in the administrative category. Operating costs include cost of materials and services, sales and marketing, technical services, technology development, administration, stock based compensation, interest and amortization.

Cost of Materials and Services

The costs of materials and services are incurred in conjunction with the support services that the Company provides to customers. These costs amounted to $21,118 in the third quarter of 2002, which is significantly lower than the level in the third quarter of 2001 of $42,746. The lower costs result from the completion of the installation at Alameda, which installation increased these costs significantly in 2001.

Sales and Marketing

Sales and marketing expenses for the third quarter of 2002 were $803,626, and were 346% higher than those in the comparable period in 2001 of $180,021. The increase is attributable to higher costs incurred for new sales representatives in the US, Europe and the Far East engaged on a contract basis in 2002 and additions to salaried sales staff. The sales representatives’ cost increased 212%. There were no contracted sales representatives prior to this time, and hence no comparable 2001 contract costs. In addition, travel and trade show costs for both staff and these representatives rose approximately 306% due to the increase in the amount of traveling and overall activity this year over that in the prior year when funds were limited. The Company may increase its sales team further in the year should the need arise but no further additions are currently contemplated. Consequently, the Company expects that quarterly sales and marketing expenses will continue at approximately the current level in future quarters.

Technical Services

Costs for the technical services group were $195,819 in the third quarter of this year, which is 25% higher than the comparable 2001 third quarter costs of $156,920. The costs in 2001 year reflect primarily the travel costs in support of the Alameda installation, necessitated by the technical aspects of the application. This installation is now completed. The increased costs in 2002 reflect the increase in software sales and include the costs incurred to complete the Alameda project. The technical services group generally assists the Company’s strategic partners in their installation of Imagis’ products and also provides clients with any technical support they may require under annual support contracts, and includes primarily costs for salaries, facilities and travel. Costs for future quarters will be dependent on the sales levels achieved by the Company.

Technology Development

The technology development expenses for the third quarter of 2002 were $356,955, which is 21% higher than the 2001 comparable costs of $294,245. The increase over the prior period reflects a number of additions to staff and higher travel costs incurred this year. The Company has been adding to its development staff throughout 2002 and continues to increase its development group capability. Along with its regular project development assignments, the group is providing special support and enhancements to the UK National Crime Squad application. Technology development expenses are expected to remain at this approximate level throughout the remainder of the year.

Administration

Administrative costs for the third quarter of 2002 were $892,022, which is 289% higher than for the comparable quarter in 2001 of $229,585. Administrative costs include staff salaries and related benefits and travel, stock based compensation, consulting and professional fees, facility and support costs, shareholder, regulatory and investor relations costs and 2002 special financial advisory costs incurred related to the Company’s corporate strategies, which includes the new strategic partnership achieved with OSI Systems, Inc. and a special corporate privatization proposal received in the first quarter.

Generally all categories were higher due to the higher level of corporate activity this year. Staff costs rose 69% due to the addition of staff. Facility and support costs rose 144% over the prior year due to the overall staff growth and use of contract support staff. Travel rose 78% due to management staff travel associated with financing and business alliances. Consulting and professional fees rose approximately 1000%, primarily due to an increase in legal costs of $124,618 and financial advisory consulting costs of $66,650. These costs represent 70% of the total consulting and professional fees and there were no comparable costs in the prior year’s quarter. Shareholder, regulatory and investor relations costs rose approximately 1000%. This last increase primarily reflects the Company’s continued corporate branding efforts worldwide, and totals $75,711, there were no significant comparable costs in the prior year’s quarter. Stock based compensation for the third quarter was $128,337 and consists of the estimated fair market value of options granted to non-employees, based on the Black-Scholes model. The policy of recording stock based compensation was adopted as of January 1, 2002 consequently there is no comparable figure for the prior year’s quarters.

The Company’s administrative costs have declined from the second quarter level due to no longer using the financial advisory services and contract support staff, and management is taking steps to further reduce these costs

Interest and Amortization

Interest expense incurred this year related to financing of equipment amounted to $1,232, down slightly from the level in the prior comparable quarter of $1,608. Amortization in the third quarter of 2002 amounted to $52,103 as compared to $5,214 for the third quarter of 2001. The increase in amortization expense reflects recent purchases of equipment.

Net Loss for the Period

Overall, the Company incurred a net loss for the 2002 third quarter of $1,643,367 or $.09 per share, which is 153% higher than the net loss incurred in the third quarter of 2001 of $648,756 or $.04 per share. While revenues rose 160% in the quarter, significantly higher operating costs incurred in sales and marketing, technology development, stock based compensation, and administration significantly offset the revenue gain.

Comparison of Results of Operations for the nine months ended September 30, 2002 and September 30, 2001:

Revenues

Imagis’ total revenues for the nine months increased 101% to $2,733,114 over the comparable prior year nine-month revenues of $1,359,044. As was the case for the third quarter, the higher revenues were primarily attributable to higher software sales.

Sales of the Company’s software products rose 147% to $2,433,927 in the first nine months of this year as compared to $985,092 for the first nine months in 2001. The increase in software sales revenues this year primarily resulted from revenues generated from the Alameda and NCS installations, the Zixsys licensing contract announced in the second quarter of this year, and the overall increase in the number of customers.

Support and services revenues for the nine months were $216,339, which is 35% lower than those in the comparable period in 2001 of $334,428. As noted for the quarter, the lower 2002 level resulted from reduced revenues derived from contract services this year, as opposed to 2001 when revenues were also derived from a special contract the Company had undertaken. The nine-month revenues from support contracts in 2002 were higher than those earned in the same period of 2001 and as noted for the quarter, the deferred revenue of $451,898 recorded as at September 30, 2002 consists solely of ongoing support contracts.

Other revenues were $82,848 for the nine months of this year, whereas revenues of $39,524 were earned in the nine months of the prior year. The increase is primarily due to a $34,551 recovery of interest on an account receivable from a customer. The balance of these revenues represents both interest earned on short-term cash investments and miscellaneous replacement parts sales.

Operating Expenses

Operating expenses totaled $7,173,855 for the nine months in 2002, which is 144% higher than the 2001 nine-month costs of $2,935,574. The increase in costs over the prior period resulted from increases in staff, greater travel for sales and marketing and administration, and exceptional corporate finance costs included in the administrative

1

category.     Operating costs include cost of materials and services, sales and marketing, technical services, technology development, administration, stock based compensation, interest and amortization.

Cost of Materials and Services

The costs of materials and services amounted to $174,579 in the nine months of 2002, which is 56% higher than the level in the nine months of 2001 of $112,213. The higher costs reflect primarily a withholding tax charge of $49,000 applied on the Zixsys revenues.

Sales and Marketing

Sales and marketing expenses for the nine months of 2002 were $2,197,551, which is 246% higher than for the comparable nine-month period in 2001 of $635,456. Of the $1,562,095 increase, approximately $737,000 represents costs incurred for new sales and marketing representatives located throughout the world, both on a salaried and contract basis. There were no sales and marketing representatives on contract prior to this time, and hence no comparable 2001 costs. In addition, travel and trade show costs for both staff and representatives rose approximately $220,000 or 65% due to the increase in the number traveling and overall activity this year over that in the prior year, and advertising and marketing efforts increased by $145,000 or 350%.

Technical Services

Costs for the technical services group were $645,038 for the nine months of this year, which is 17% higher than the comparable 2001 costs of $549,351. As noted for the quarter, the costs in both years reflect primarily the travel costs in support of the Alameda installation, necessitated by the very technical aspects of the application. The installation ultimately involved full system integration of Imagis’ software with 34 regional detachments operating under varying legacy database systems.

Technology Development

The Technology development expenses for the nine months of 2002 were $1,139,672, which is 38% higher than the 2001 comparable expenses of $823,767. The increase over the prior period reflects a number of additions to permanent staff and higher travel costs incurred this year.

Administration

Administrative expenses for the nine months of 2002 were $2,627,827, which is 247% higher than the expenses incurred in the comparable nine months in 2001 of $758,023. Generally all categories were higher due the higher level of corporate activity this year. Staff, facility and support costs rose 106% over the prior year due to the overall staff growth and use of contract support staff. Travel rose 111% due to management staff travel associated with financing and business alliances. Consulting and professional fees rose approximately 845%, primarily due to an increase in legal costs of $145,000 and financial advisory consulting costs of $548,811. No comparable financial advisory costs were incurred in the nine months of 2001.Shareholder, regulatory and investor relations costs rose approximately 639%. This last increase primarily reflects the Company’s continued corporate branding efforts worldwide. Stock based compensation for the nine months was $275,519 and consists of the estimated fair market value of warrants and options granted to non-employees, based on the Black-Scholes model. The policy of recording stock based compensation was adopted as of January 1, 2002 consequently there is no comparable figure for the prior year’s quarters.

The Company’s administrative costs have declined during the third quarter from the second quarter level due to no longer using the financial advisory services and contract support staff, and management is taking steps to further reduce these costs.

Interest and Amortization

Interest expense for the nine months of this year for financed capital equipment amounted to $4,904, down 89% from the level in the prior comparable nine-month period of $43,240. Amortization for the first nine months of 2002 amounted to $108,765 as compared to $13,524 for the first nine months of 2001. The increase in amortization expense reflects recent purchasing of equipment.

Net Loss for the Period

Overall, the Company incurred a net loss for the nine months of 2002 of $4,440,741 or $0.25 per share, which is 182% higher than the net loss incurred in the first nine months of 2001 of $1,576,530 or $0.11 per share. As was the case for the third quarter, while revenues rose 101% during the nine months, the significantly higher operating costs incurred in sales and marketing, technology development, stock based compensation, and particularly administration significantly offset this revenue gain.

Liquidity and Capital Resources

The Company’s cash on hand at the beginning of the year, including funds on deposit, aggregated $2,760,659. During the first nine months of 2002, the Company received additional funds of $1,368,374 from the exercise of both stock options and warrants. In total, 272,670 options and 606,757 warrants were exercised which resulted in aggregate proceeds to the Company of $266,755 and $1,101,619, respectively. On July 8, 2002, the Company also completed a private placement of 1,166,667 common shares, described below, that resulted in net proceeds to the Company of $2,418,424 after commissions and share issue costs. The total received for the issuance of common shares was $3,786,798.

The Company used these funds primarily to finance its operating loss for the nine-month period. The impact on cash of the loss of $4,440,741, after adjustment for non-cash items and changes to other working capital accounts in the period, primarily an increase in trade and accrued accounts receivable aggregating $1,163,162, resulted in a negative cash flow from operations of $4,860,208. The Company also used funds to purchase capital equipment amounting to $276,642, and to purchase a software application license for $236,395 during the period.

To meet the requirements of the adjusted loss coupled with the equipment and software application license purchases, a call on the Company’s short-term cash deposits amounting to $1,839,495 was made.

In summary, the Company’s cash position rose by $253,049 from $200,659 at the beginning of the year to $453,708 at September 30, 2002, and additional funds on deposit declined from $2,560,000 at January 1, 2002, to $720,505 at the period end. The increase of $253,049 resulted from the additions to cash from the share issuances and the call on the Company’s invested funds netted against the demands on cash for the operations and the capital expenditures incurred during the first nine months of this year.

On July 8, 2002, pursuant to a subscription agreement, the Company issued to OSI Systems Inc. 1,166,667 common shares and 291,667 warrants, each warrant to purchase one common share exercisable until July 8, 2004, at an exercise price of US$1.50 per share, at an aggregate purchase price of US$1,750,000. The subscription agreement provides, among other things, for an adjustment to the purchase price through the issuance of additional shares if the Company issues common shares or other securities convertible into or exercisable for common shares in another financing (with some exceptions) prior to July 9, 2003, at a price less than US$1.50 per share. The warrants provide for a similar adjustment as to the number of warrants and exercise price in the event of such an issuance.

Pursuant to the subscription agreement, the Company also agreed to designate one nominee of OSI to our Board of Directors, and OSI has designated Deepak Chopra, its Chief Executive Officer and a director, who was subsequently appointed as a director of Imagis. As a result of its purchase of the shares and warrants, OSI has become a principal shareholder of Imagis.

In connection with OSI’s purchase of shares and warrants, on July 8, 2002, the Company entered into the following additional agreements with OSI:

i.

Product Development and Marketing Agreement. Under this agreement, the Company formed a strategic alliance with OSI to develop mutually agreed integrated airport and transportation security products using its facial recognition technologies and OSI’s security products. The Company agreed to form an internal transportation security group and commit a minimum of US$250,000 to develop these products and operate this group. Imagis will receive a royalty for all sales made by OSI of products developed under this agreement.

ii.

Software Developer Services Agreement. Under this agreement, Imagis agreed to engage, and OSI agreed to make available, the services of software engineers and equipment in OSI’s software development facility in Hyderabad, India. The Company agreed to pay to OSI a minimum of US$250,000 during the term of the agreement, which expires on June 30, 2003, provided that if the aggregate amount paid to OSI on such date is less than US$250,000, the agreement can be extended for six months.

iii.

Joint  Venture Letter of Intent. Under this letter of intent, upon OSI’s establishment of a Brazilian entity to oversee marketing, sales, service and assembly and marketing of OSI’s products, in Brazil and the establishment of an office in Brazil, Imagis will invest US$250,000 for a 20% equity ownership in that entity.

During the second quarter of this year the Company entered into a strategic alliance agreement with Sanyo Semiconductor Company and Intacta Technologies Inc. to form Zixsys Inc. (formerly known as SecurityART Inc.). Zixys will integrate the hardware and software technologies of all three companies and thereafter market security products for use in airports, buildings, laboratories, document authentication and verification for passports, visas and ID cards. During the quarter ended September 30, 2002 Imagis acquired the rights to Intacta Technologies Inc.‘s royalties’ payable under the strategic alliance agreement for consideration of US$150,000.

There can be no assurance that the relationships with OSI or Zixsys or the integration of technologies with OSI or Zixys will prove to be successful in the future or will result in any material revenue for the Company.

As indicated at year-end, management continues to believe that based on current projections, the Company will be able to sustain its operations through the remainder of the year with its present resources. Thereafter, the Company will be required to seek additional financing to fund its operations.

There is no assurance that the Company will be able to secure financing or that such financing will be obtained on terms favorable to the Company. Failure to obtain adequate financing could result in significant delays in development of new products and a substantial curtailment of Imagis’ operations.

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

Item 3. Controls and Procedures

(a)     Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of a date (the “Evaluation Date”) within 90 days prior to the filing date of this report.

Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective in alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic SEC filings and Form 8-K reports.

(b)     Changes in internal controls.

There were no significant changes made in our internal controls or, to our knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II

Item 1. Legal Proceedings.

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

c)

  The Company issued 105,000 common shares upon the exercise of stock options by two (2) persons in private transactions outside the United States for gross proceeds to the Company of $52,500. The options were exercised on the following dates for the following amounts: July 12, 2002 – 30,000 options for gross proceeds to the Company of $30,000; and September 6, 2002 – 75,000 options for gross proceeds to the Company of $22,500. The common shares were issued in reliance upon an exclusion from the registration requirements of U.S. federal and state securities laws available under Regulation S (“Regulation S”) promulgated under the Securities Act of 1933, as amended (the “Securities Act”).

On July 8, 2002, the Company issued 1,166,667 common shares to a U.S. company in reliance upon an exemption from the registration requirements of U.S. federal securities laws pursuant to Section 4(2) of the Securities Act that resulted in gross proceeds to the Company of $2,660,000. As part of this financing, the Company also issued a warrant entitling the holder to purchase 291,667 shares at $2.28 per share. These warrants expire on July 7, 2004.

During the quarter, the Company granted stock options exercisable to acquire 300,000 common shares at an exercise price of $2.35 per share to a director of the Company who is located in the United States. The options were granted to an “accredited investor” (as defined in Rule 501(a) of Regulation D (“Regulation D”) promulgated under the Securities Act) in reliance upon an exemption from the registration requirements of U.S. federal and state securities laws available under Rule 506 of Regulation D.

During the quarter, the Company granted stock options exercisable to acquire 580,000 common shares at exercise prices ranging from $1.50 to $2.35 to certain employees, directors and consultants who were non-U.S. persons and were located outside the United States. The options were granted in reliance upon an exclusion from the registration requirements of U.S. federal and state securities laws available under Regulation S.

d)     None

Item 3.   Defaults Upon Senior Securities.

None

Item 4.   Submission of Matters to a Vote of Security Holders

At the Company’s Annual General Meeting on June 28, 2002, shareholders approved the following nominations and proposals:

A total of 6,989,455 shares were present in person or by proxy at the Annual Meeting.

	Votes For	Votes Against	Votes Withheld*
To fix the number of directors at seven	6.891,866	47,589	0
To pass an ordinary resolution of disinterested shareholders to approve the amendment to the Company's stock	5,828,817	843,930	295,834
To appoint and remunerate KPMG LLP, Chartered Accountants	6,918,457	0	13,082
Nominations for director:
Iain Drummond	6,910,181	0	20,124
Altaf Nazerali	6,337,492	0	27,424
Rory Godinho	6,373,492	0	27,424
Oliver "Buck" Revell	6,909,181	0	21,724
Robert Gordon	6.903,081	0	23,024
Roy Trivett	6.369,356	0	23,074

* includes abstentions and broker non-votes.

Item 5.  Other Information

None.

Item 6.   Exhibits and Reports Filed on Form 8-K

a)	Exhibits

Exhibit Number	Description

3.1(1)	Articles of Incorporation

4.1(1)	Shareholder Agreement dated February 23, 1999 among the Original Shareholders and the Former Imagis Shareholders

4.2(1)	Escrow Agreement for a Venture Capital Pool Issuer dated July 3, 1998 among Colloquium Capital Corp., CIBC Mellon Trust Company and Sandra Buschau, Altaf Nazerali, Shafiq Nazerali, Rory Godinho and Ross Wilmot

4.3(1)	Warrant dated February 25, 1999 issued to Iain Drummond

4.4(1)	Warrant dated February 25, 1999 issued to Armitage & Associates

4.5(6)	Form of Share Purchase Warrant

10.1(1)*	Incentive Stock Option Agreements dated July 7, 1998 between Imagis and each of Sandra E. Buschau, Altaf Nazerali and Ross Wilmot

10.2(1)	Confidentiality and Non-Competition Agreement dated February 23, 1999 among Imagis, the Former Imagis Shareholders and the principals of the Former Imagis Shareholders

10.3(1)	Revenue Assignment Agreement dated December 15, 1998 among Imagis, Pacific, Imagis Solutions (US) Incorporated and Imagis North West Solutions Inc

10.4(1)	Agency Agreement dated March 29, 1999 among Imagis and the Agents

10.5(1)	Subscription Agreement dated January 26, 1999 between Imagis and Pacific Cascade Consultants Ltd.

10.6(1)	Subscription Agreement dated January 26, 1999 between Imagis and First Capital Invest Corp.

10.7(1)*	Incentive Stock Option Agreements dated February 25, 1999 and March 25, 1999 between Imagis and certain directors, employees and service providers of Imagis or affiliates or subsidiaries thereof

10.8(1)*	Consulting Services Agreement effective February 25, 1999 between Imagis and Shafiq Nazerali-Walji

Exhibit Number	Description

10.9(1)*	Employment Agreement dated February 23, 1999 between the Issuer and Iain Drummond

10.10(1)	Technology Purchase Agreement dated March 6, 1998 among Imagis Technologies Ltd., Imagis Cascade Technologies Inc. and Penelope Walker, Richard Graham and William Hawkes

10.11(1)	Technology Purchase Agreement dated March 6, 1998 among Imagis, Imagis Cascade Consultants, Inc. and Former Imagis Shareholders

10.12(1)	Share Purchase Agreement dated December 14, 1998 among Imagis, Imagis Cascade and the Former Imagis Shareholders

10.13(1)	Confidentiality and Standstill Agreement dated October 6, 1998 among Colloquium Capital Corp., Imagis Cascade Technologies Inc. and Former Imagis Shareholders

10.14(1)	Loan Agreement dated October 15, 1999 between Imagis and Rexton Corporation

10.15(1)	Agreement dated May 1, 2000 between Imagis and Somerset Financial Group Inc.

10.16(2)	Agreement dated August 15, 2000 between Imagis and GPC Communications

10.17(3)	Agreement dated August 21, 2000 between Imagis and Fleishman-Hillard Canada Inc.

10.18(4)*	Imagis Technologies Inc. 2000 Stock Option Plan

10.19(4)	Agreement dated October 11, 2000 between Imagis and Orion Scientific Systems Inc.

10.20(5)*	Imagis Technologies Inc. 1999 Stock Option Plan

10.21(6)	Form of Unit Subscription Agreement

10.22(2)	Convertible Note Subscription Agreement dated October 1, 1999

10.23(7)	Software Assets Sale and Assignment Agreement dated October 31, 2001 between Imagis and API Technologies, LLC.

99.1	Risk Factors

99.2	Form 51-901F as required by the British Columbia Securities Commission

(1)	Previously filed as part of Imagis' Registration Statement on Form 10-SB (File No. 000-30090).
(2)	Previously filed as part of Imagis' Annual Report on Form 10-KSB for the year ended December 31, 1999.
(3)	Previously filed as part of Imagis' Quarterly Report on Form 10-QSB for the period ended September 30, 2000
(4)	Previously filed as part of Imagis' Annual Report on Form 10-KSB for the year ended December 31, 2000.
(5)	Previously filed as part of Imagis' Quarterly Report on Form 10-QSB for the period ended March 31, 2001.
(6)	Previously filed as part of Imagis' Quarterly Report on Form 10-QSB for the period ended June 30, 2001.
(7)	Previously filed as part of Imagis' Quarterly Report on Form 10-QSB for the period ended March 31, 2002.

b)	Reports on Form 8–K

On July 29, 2002, the Company filed a Form 8-K relating to nine press releases. The first press release was dated June 4, 2002, in which the Company advised that it knows of no material changes that would account for the recent decline in the trading price of the Company’s shares. The second press release was dated June 10, 2002, in which the Company announced that its CABS system had been purchased by another detachment of the RCMP in British Columbia. The third press release was dated July 3, 2002, in which the Company announced that its partner, API Gaming Inc., had completed the first installation of Imagis’ ID-2000 facial recognition technology in a South Korean casino. The fourth press release was dated July 9, 2002, in which the Company announced that it had entered into a private placement with OSI Systems, Inc. The fifth press release was also dated July 9, 2002, in which the Company announced the appointment of Messrs. Deepak Chopra and Treyton L. Thomas to the Board of Directors of the Company. At the same time the Company announced the resignations of Messrs. Fred Clarke and Rory Godinho. The sixth release was dated July 10, 2002, in which the Company announced that its CABS software had been purchased by another detachment of the RCMP in Alberta. The seventh news release was dated July 16, 2002, in which the Company announced the appointment of Mr. Richard Katrusiak to its management team in the position of Vice President, Sales. The eighth press release was dated July 23, 2002, in which the Company announced that its ID-2000 facial recognition technology had been purchased by New Zealand customs. The ninth press release was dated July 24, 2002, in which the Company announced that it had signed an authorized seller agreement with Datacard Group, a global leader in card issuance systems and secure identity solutions.

On August 21, 2002, the Company filed a Form 8-K relating to two press releases. The first press release was dated August 12, 2002, in which the Company announced that the Company and Microsoft are to present a joint demonstration of a new integrated justice system at 2002 APCO Conference. The second press release was dated August 14, 2002, and announced growth in revenues for the six months ending June 30, 2002. It also announced that: both the CEO and CFO of the Company have each executed a Certification pursuant to the requirements set forth in section 906 of the Sarbanes-Oxley Act of 2002; that the Company had launched a new integrated justice system which utilizes Microsoft .NET technology; the Company has signed a reseller agreement with Datacard Group; and that New Zealand customs had purchased the Company’s software for the purpose of investigating the use of facial recognition to apply against its core CUSMOD border management system.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  November 13, 2002

IMAGIS TECHNOLOGIES INC.

/s/ Wayne Smith Wayne Smith Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)

CERTIFICATION

I, Wayne Smith, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Imagis Technologies Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)

  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a)

  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	/s/ Wayne Smith Wayne Smith Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATION

I, Iain Drummond, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Imagis Technologies Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)

  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a)

  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	/s/ Iain Drummond Iain Drummond Chief Executive Officer (Principal Executive Officer)

CERTIFICATION PURSUANT TO

18 U.S.C. § 1350,

AS ADOPTED PURSUANT TOSECTION
906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Imagis Technologies Inc. (the “Company”) on Form 10-QSB for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “Report), I, Wayne Smith, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Wayne Smith Wayne Smith Chief Financial Officer (Principal Financial and Accounting Officer) November 13, 2002

CERTIFICATION PURSUANT TO

18 U.S.C. § 1350,

AS ADOPTED PURSUANT TOSECTION
906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Imagis Technologies Inc. (the “Company”) on Form 10-QSB for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “Report), I, Iain Drummond, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Iain Drummond Iain Drummond Chief Executive Officer (Principal Executive Officer) November 13, 2002