Form 10KSB
period 2002-12-31
IMAGIS TECHNOLOGIES INC
filed 2003-03-31
CIK 1088393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-KSB

_________________

(Mark One)

|X|	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THESECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

|_|	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THESECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file Number: 000-30090

_________________

IMAGIS TECHNOLOGIES INC.
(Exact name of small business issuer in its charter)

_________________

British Columbia, Canada (State or other jurisdiction of incorporation or organization)	Not Applicable (I.R.S. Employer Identification No.)

1630 – 1075 West Georgia Street
Vancouver, British Columbia
V6E 3C9
(Address of principal executive offices, including zip code)

(604) 684-2449
(Issuer’s telephone number, including area code)

_________________

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:  Common Shares, no par value

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

The Issuer’s revenues for its most recent fiscal year were Cdn$3,022,888.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of March 27, 2003 was Cdn$20,802,672. The number of shares outstanding of each of the Issuer’s classes of equity as of March 27, 2003 was 20,596,705 common shares.

Transitional Small Business Disclosure:  Yes |_|    No |X|

IMAGIS TECHNOLOGIES INC.

FORM 10-KSB

For the Year Ended December 31, 2002

INDEX

NOTE REGARDING FORWARD-LOOKING STATEMENTS

Except for statements of historical fact, certain information contained herein constitutes “forward-looking statements,” including without limitation statements containing the words “believes,” “anticipates,” “intends,” “expects,” and words of similar import, as well as all projections of future results.

Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results or achievements of the Issuer to be materially different from any future results or achievements of the Issuer expressed or implied by such forward-looking statements. Such factors include, but are not limited to the following: the Issuer’s limited operating history; the Issuer’s need for additional financing; the Issuer’s history of losses; the Issuer’s dependence on a small number of customers; risks involving new product development; competition, management of growth and integration; risks of technological change; the Issuer’s dependence on key personnel; risks involving lengthy sales cycles; marketing relationships and third-party suppliers; the Issuer’s ability to protect its intellectual property rights; risks associated with exchange rate fluctuations; risks of software defects; risks associated with product liability; the directors’ and officers’ involvement in other projects; the Issuer’s strategic alliances with Sanyo Semiconductor Company and Intacta Technologies Inc. (“Intacta”) to form Zixsys Inc.; the Issuer’s agreements with OSI Systems Inc. (“OSI”); the volatility of the Issuer’s share price; risks associated with certain shareholders’ exercising control over certain matters; and the other risks and uncertainties described under “Description of Business – Risk Factors” in this Form 10-KSB. Certain of the forward-looking statements contained in this annual report are identified with cross-references to this section and/or to specific risks identified under “Description of Business – Risk Factors.”

Although the Issuer believes that expectations reflected in these forward-looking statements are reasonable, the Issuer cannot guarantee future results, levels of activity, performance, achievements or other future events. Moreover, neither the Issuer nor anyone else assumes responsibility for the accuracy and completeness of these forward-looking statements. The Issuer is under no duty to update any of these forward-looking statements after the date of this report. You should not place undue reliance on these forward-looking statements.

CURRENCY AND EXCHANGE RATES

The following table sets forth the high and low exchange rates for one (1) Canadian dollar expressed in terms of one (1) United States dollar for each of the last six (6) months.

	February 2002	January 2002	December 2002	November 2002	October 2002	September 2002

High for the month	0.6720	0.6570	0.6461	0.6440	0.6407	0.6433

Low for the month	0.6530	0.6349	0.6329	0.6288	0.6272	0.6304

Exchange rates are based upon the noon buying rate in New York City for cable transfers in foreign currencies as certified for customs purposes by the Federal Reserve Bank of New York. The noon rate of exchange on March 21, 2003 as reported by the United States Federal Reserve Bank of New York for the conversion of Canadian dollars into United States dollars was Cdn$1.00 = US$0.6709. The Issuer prepares its financial statements in Canadian Dollars (“Cdn”). Unless otherwise indicated in this annual report on Form 10-KSB (the “Annual Report” or “Form 10-KSB”), all references herein are to Canadian Dollars.

PART I

Item 1.  Description of Business.

Imagis Technologies Inc. (the “Company”), a British Columbia corporation, is a developer and marketer of advanced biometric facial recognition software applications and solutions. The Company’s products are marketed as stand-alone products and as Software Development Kits, or SDKs, to systems integrators. The Company’s software applications provide a range of security solutions in various industry sectors, including transportation and law enforcement, as well as in the public sector to various government agencies such as customs and immigration. The Company’s principal product is ID-2000™, a facial recognition and image identification system, which utilizes computer technology to identify individuals for processing, documenting, record-keeping, database management, identification verification and other tasks performed by personnel in the law enforcement, security and gaming industries. The Company currently has more than one hundred and forty installations of its products, including Alameda County in California, USA, Toronto’s Pearson International Airport in Toronto, Canada, and with a United Kingdom national police agency. See “Business of the Company.”

History of the Company

Incorporation/Name Changes/Initial Business

The Company was incorporated on March 23, 1998, as a British Columbia corporation under the name 561648 B.C. Ltd., and commenced trading on the TSX Venture Exchange (“TSX Venture Exchange”) which was formerly known as the Vancouver Stock Exchange, on September 29, 1998 as a Venture Capital Pool Company (“VCP”). A VCP is a “blind pool” company formed by qualified individuals that raises funds through an initial public offering (“IPO”) of securities, the proceeds of which must be used primarily to investigate business opportunities for acquisition by the VCP. As a VCP, the Company’s sole business from the time of incorporation was to investigate business opportunities with a view to completing a qualifying transaction (“Qualifying Transaction”) under the applicable rules of the TSX Venture Exchange. A Qualifying Transaction is a transaction whereby the VCP: (a) issues or makes issuable securities representing more than 25% of its securities that are issued and outstanding immediately prior to such issuance in consideration for the acquisition of significant assets; (b) enters into an arrangement, amalgamation, merger or reorganization with another issuer with significant assets, whereby the ratio of securities that are distributed to the security holders of the VCP and the other issuer results in the security holders of the other issuer acquiring control of the resulting entity; or (c) otherwise acquires “significant assets”, but excludes a transaction whereby, prior to completion of the Qualifying Transaction, a VCP issues for cash securities representing more than 25% of its securities that are issued and outstanding immediately prior to such issuance. “Significant assets” means assets other than cash or securities of another issuer that, when acquired by the VCP, results in the VCP meeting the minimum listing requirements set by the TSX Venture Exchange for a venture company, in accordance with the applicable rules of the TSX Venture Exchange. On July 6, 1998 the Company changed its name from 561648 B.C. Ltd. to Colloquium Capital Corp.

On February 23, 1999, the Company acquired all of the outstanding shares of Imagis Cascade Technologies Inc. (“Imagis Cascade”), a British Columbia corporation, thereby completing a Qualifying Transaction and becoming classified as a venture company by the TSX Venture Exchange. As a result of the acquisition, the Company changed its name from Colloquium Capital Corp. to Imagis Technologies Inc. on February 25, 1999.

Acquisition of Imagis Cascade

On February 23, 1999, the Company acquired 100% of the issued and outstanding common shares of Imagis Cascade pursuant to a Share Purchase Agreement by and among the Company, Imagis Cascade and the former shareholders of Imagis Cascade (the “Former Imagis Shareholders”) dated December 14, 1998 (the “Imagis Acquisition”). The Company paid a purchase price of $2,632,000, plus contingent additional consideration of up to $400,000 (see discussion of contingency below) to the Former Imagis Shareholders, allocated as described below. The Former Imagis Shareholders were Pacific Cascade Consultants Ltd. (“Pacific”), Sonora Logging Limited (“Sonora”) and 385078 B.C. Ltd. (“B.C. Ltd”). Pacific, a Canadian company, is owned by FWC Holdings Ltd., an entity controlled by a prior director of the Company, and Andrew Amanovich, the current Chief Technology Officer of the Company. Sonora, a private Canadian company, is controlled by the daughter of a prior director of the Company. B.C. Ltd., a private Canadian company, has no other affiliation with the Company other than as a former shareholder of Imagis Cascade.

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

(ii)

$1,632,000 by allotment and issue to the Former Imagis Shareholders and First Capital Invest Corp. (“FCIC”) (a corporation to which the Former Imagis Shareholders were indebted in connection with a $350,000 bridge loan provided to Imagis Cascade by FCIC) of 3,400,000 common shares of the Company at $0.48 per share allocated as follows:

(A)	1,764,706 common shares to Pacific,

(B)	441,176 common shares to Sonora,

(C)	294,118 common shares to B.C. Ltd. and

(D)	900,000 common shares to FCIC

The common shares were restricted securities, subject to a one (1) year hold period;

(iii)

$900,000 paid to Pacific as follows: $150,000 paid through the subscription by Pacific on March 19, 1999 on a private placement basis for 267,857 common shares at $0.56 per share, and the balance paid on May 6, 1999; and

(iv)	up to $400,000 payable to Pacific if, as and when, certain warrants issued by the Company are exercised for net proceeds to the Company in excess of $400,000.

(b)

In consideration for renouncing his right to acquire up to a 6% equity interest in Imagis Cascade, the Company issued a warrant to purchase 400,000 common shares at an exercise price of $1.25 per share to Iain Drummond (the “Drummond Warrant”), the Company’s current President and Chief Executive Officer. See "Item 10--Executive Compensation."

History of Business of Imagis Cascade

The Company’s wholly owned subsidiary, Imagis Cascade, acquired substantially all of its current assets pursuant to two technology purchase agreements between Imagis Cascade, Pacific and B.C. Ltd. dated March 6, 1998 (the “Technology Purchase Agreements”). Pursuant to the Technology Purchase Agreements, Pacific and B.C. Ltd. became the holders of all of the issued and outstanding common shares of Imagis Cascade. Pacific received 3,000,000 common shares of Imagis Cascade and B.C. Ltd. received 400,000 common shares of Imagis Cascade. Pacific subsequently transferred 600,000 common shares of Imagis Cascade to Sonora.

Pacific was established in 1989 by Andrew Amanovich, the Company’s Chief Technology Officer, and a prior director of the Company. Pacific’s core business was the engineering of complex timber harvesting systems, the management of map-based data and the development of 3D-landscape visualization technology.

The Imagis Cascade technology and the Company’s initial customer base were developed originally by B.C. Ltd., a company incorporated in 1990. B.C. Ltd. was a software developer and reseller in the area of geographical information systems and remote sensing services for the natural resources industry. B.C. Ltd. also developed and marketed several software systems to manage digital images and recognized the commercial opportunity for software tools that manage digital image databases.

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

Pursuant to the Technology Purchase Agreements, Pacific and B.C. Ltd. sold to Imagis Cascade all rights to the business that is now carried on by the Company and the intellectual property. Under the Technology Purchase Agreements, Pacific and B.C. Ltd. became the holders of all of the issued and outstanding shares of Imagis Cascade. The terms of the Technology Purchase Agreements were as follows:

•

Agreement between B.C. Ltd. and Imagis Cascade: B.C. Ltd. sold its business and technology to Imagis Cascade for a purchase price of $600,000, consisting of 400,000 common shares of Imagis Cascade at a price of $1.50 per share.

•	Agreement between Pacific and Imagis Cascade: Pacific sold its business and technology to Imagis Cascade for a purchase price of $1.5 million, consisting of 3,000,000 common shares of Imagis Cascade at a price of $0.50 per share, plus a royalty equal to 5% of gross sales of the software products (the “5% Royalty”).

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

The Company’s Chief Technology Officer, Andrew Amanovich and its Chief Engineer, David Lutes, who was instrumental in developing the original Imagis Cascade product line, continue their work in the research, development, applications of all software and the core technology.

Business of the Company

The Company derives a substantial portion of its revenues, and it expects to derive a substantial portion of its revenues in the near future, from sales to a limited number of customers. The Company’s success will depend significantly upon the timing and size of future purchase orders from its largest customers.

General Overview

The Company’s principal product is its facial recognition and image identification system, ID-2000. ID-2000 is available in three different formats – (i) a self-contained product providing facial recognition capabilities, (ii) an Application Server version where the imagery can be captured and accessed using a Web-browser, and (iii) a set of Active-X controls that enables any of the Company’s business partners to integrate its facial recognition technology within their own applications.

While ID-2000 can be used with virtually any database of facial images, the Company’s Computerized Arrest & Booking System (“CABS”) is designed to be used by law enforcement agencies to hold all information relating to an offender, including text as well as images.

CABS has been written such that it can be readily adapted to different markets with similar needs. An example is the gaming industry, where a variant on CABS, Casino-ID™, has been developed to hold all information on blacklisted players, with ID-2000 enabling their faces to be identified if the players are on file.

Law enforcement agencies face a common need for time and cost efficient arrest and booking systems. Historically, law enforcement agencies have relied on manual arrest and booking systems. More recently, the law enforcement industry has started to recognize the need for automated systems to increase the efficiency of police officers and to control costs. The Company believes CABS substantially reduces the time needed for an officer to process and book offenders into the judicial system. By removing the “paper and picture” element from this tedious procedure, the Company believes that an officer can process a repeat offender in less than one-third (1/3) the time required by manual systems. This translates directly into substantial cost savings for police departments of any size, in addition to the operational benefits that they gain, such as faster identification of suspects.

Current Products

ID-2000™ and ID-2000 SDK™ — ID-2000 is a proprietary software solution that enables identification and verification through biometric face and image recognition. The solution is marketed both to third party solution providers and as a core component to Imagis’ other software applications. Imagis’ face recognition technique uses a combination of spectral analysis and 3-D modelling to locate and fit a face. Once a face has been identified, Imagis converts the face into a deformable surface model that can be used to make both one-to-one and one-to-many matches. Imagis’ ID-2000 is also fully extensible to non-facial imagery. This product is commercially available.

CABS™ (Computerized Arrest and Booking System) — CABS is an integrated offender management system featuring traditional arrest and booking system combined with advanced face and image recognition system by way of Imagis’ ID-2000 software. Imagis has also already developed an interface component for its IJS technology directly into CABS to facilitate data sharing amongst CABS clients. CABS is currently in use by over 100 law enforcement agencies across the United States, Canada, and Mexico.

ChildBase™ — ChildBase is a child recovery and identification application, particularly for use in investigations of child abuse imagery cases. ChildBase uses ID-2000 face and image recognition technology to help investigators identify victims, offenders, and patterns of crime. A United Kingdom national police agency is currently using ChildBase.

InVideo™ — InVideo is a video analysis and surveillance intelligence solution for private security and law enforcement agencies. This solution can automatically extract and classify both facial imagery and other objects from any live or recorded video feed, generating actions based on image identified. This includes using Imagis’ ID-2000 face recognition technology to identify person or persons of interest. This product is under development and the first release of the solution is scheduled for commercial availability in the second quarter of 2003.

Markets

In September 2002, the International Biometric Group (IBG) published the first comprehensive report on the biometric market that takes into account the post September 11th market factors. Among the report’s findings are the following:

(a)

Global 2002 industry revenues of US$600 million are projected to reach US$4.04 billion by 2007, driven by large-scale public sector biometric deployments, the emergence of transactional revenue models, and the adoption of standardized biometric infrastructures and data formats.

(b)	Within the emerging biometric technologies market, face recognition technology is projected to reach US$200 million in annual revenues by 2007.

(c)

The government sector will likely be the leading biometric vertical market through 2007 with a projected US$1.2 billion in annual revenues. Financial Sector and Travel and Transportation will likely follow with projected revenues of US$672 million and US$556 million, respectively, by 2007. The various scenarios in which government agencies must identify and authenticate both citizens and employees, particularly subsequent to September 11th, is a critical growth factor.

In addition to the aforementioned homeland security and information sharing initiatives identified above, there are several other pieces of government legislation that are increasing the demand for biometric identification and biometric systems.

The most noteworthy initiative is the Enhanced Border Security and Visa Entry Reform Act of 2002 (the “Act”), which seeks to eliminate the vulnerabilities of the U.S. immigration system by enhancing border security and immigration, principally through adoption of biometric technologies. This includes, among other things, the following:

(a)	State Department to issue visas and travel documents to international visitors that are tamper-resistant and machine-readable using biometrics by October 26, 2003.

(b)	INS plans to install readers to scan biometrics documents at all ports of entry to the U.S. by October 26, 2003.

(c)	This Act authorizes up to US$150 million in funding for INS to improve technology for enhanced border security.

(d)

This Act is an extremely important milestone for the biometrics industry. Not only does it mandate the use of biometrics in visas and travel documents, but also generates international repercussions. In order to continue to take part in the Visa Waiver program, participating countries will be required to issue machine-readable passports to its nationals. This includes Australia, France, the UK, and most other participating nations of the European Union. The Canadian government is also issuing a Request for Proposal (“RFP”) for biometric face recognition technology to evaluate embedding face recognition into Canadian passports.

(e)

The U.S. House of Representatives has also put forth a bill calling for the modernization of all State-issued drivers’ license programs. If passed, States will be given five years to embed biometric technologies onto all licenses and identification cards.

Competition

A few existing companies currently compete with Imagis’ various product lines. These are broken down as follows:

Biometric Face Recognition and Identification – While there are several vendors that offer face recognition technology, there are only three recognized market leaders within the space, of which Imagis is one. The other two category leaders are: Minnetonka, Minnesota’s Identix Inc. (via their acquisition of Visionics) and Viisage Technology, Inc. of Littleton, Massachusetts.

Child Recovery and Identification Software – Imagis believes that it is the only vendor to combine face recognition and scene/image analysis functionality into a full suite of child identification, investigation, and recovery products. While Paris-based LTU Technologies, competes with Imagis’ scene recognition capabilities, at present this vendor does not have any face recognition capabilities within their product. Imagis’ installation with a United Kingdom national police agency is also the only functioning application of this technology in the world.

Video Analysis and Surveillance Intelligence – The majority of solutions for video analysis are tools that assist the process of acquiring, processing, and enhancing the quality of video rather than assisting the investigative or identification process. The following vendors offer video analysis solutions: Mate-CCTV, ObjectVideo, Avid, Ocean Systems, Cognitech, Intergraph, Convera, Loronix, and Pyramid Vision.

Arrest and Booking Software – There are several vendors who have commercially available products that have some similarities or overlapping functionality to Imagis’ CABS application. This includes: Printrak International (a subsidiary of Motorola), ImageWare Systems Inc. and Niche Technologies Inc.

Certain of the Company’s competitors have substantially greater financial, technical, marketing and distribution resources than the Company. As a result, they may be able to respond more quickly to new or emerging technologies and changing customer requirements, or to devote greater resources to the development and distribution of existing products. There can be no assurance that the Company will be able to compete successfully against current or future competitors or alliances of such competitors, or that competitive pressures faced by the Company will not materially adversely affect its business, financial condition, operating results and cash flows. See “Risk Factors—Competition.”

Intellectual Property Rights

The Company’s success will depend upon its ability to protect its intellectual property rights. The Company relies principally on a combination of copyright and trade secret laws, non-disclosure agreements and other contractual provisions to establish and maintain its proprietary rights.

As part of its confidentiality procedures, the Company generally enters into nondisclosure and confidentiality agreements with each of its key employees, consultants and business partners and limits access to and distribution of its technology, documentation and other proprietary information. In particular, the Company has entered into non-disclosure agreements with each of its employees and business partners. The terms of the employee non-disclosure agreements include provisions requiring assignment to the Company of employee inventions. In addition, the Company’s source code for its software products is maintained in a controlled environment within the technology and development group. For security purposes, a copy of the source code is maintained in a lock-box at the Bank of Montreal in Vancouver, accessible only by the board of directors of the Company. There can be no assurance that the Company’s efforts to protect its intellectual property rights will be successful. Despite the Company’s efforts to protect its intellectual property rights, unauthorized third parties, including competitors, may from time to time copy or reverse engineer certain portions of the Company’s technology and use such information to create competitive products.

While policing the unauthorized use of the Company’s technology is difficult, the Company has taken steps to make it difficult for organizations to use its products without registering with the Company first. This includes requiring its customers to obtain computer-specific and IP address-specific registration codes that limit usage based on the software licensing agreement that is in place.

The Company has not registered any trademarks in the Canada, the United States or elsewhere (although some applications have been filed), nor has it filed any patents. The Company has, however, purchased certain patents from Intacta relating to its data compression technologies. The patent purchase agreement is included in this filing as an exhibit.

Research and Development

The Company’s personnel have considerable experience and expertise in the development of integrated information and video imaging systems. The Company’s senior technology personnel were the initial developers of the Company’s imaging products and have been involved in the development of each of the versions of the CABS and ID-2000 products. The Company’s software product development personnel employ modular software architecture, object-oriented software development and graphical user interface design technologies to develop scaleable, modular products.

As of December 31, 2002, the Company’s research and development staff consisted of twelve (12) employees in the Victoria office and the Chief Technology Officer in the Company’s Vancouver head office.

During the fiscal years ended December 31, 2002 and December 31, 2001, the Company’s total expenditures for research and development were $1,668,027 and $1,215,945, respectively. Management believes that timely and continuing product development is critical to the Company’s success and plans to continue to allocate significant resources to product development.

Sales and Marketing

Sales Strategy

Imagis employs multiple sales and distribution channels to effectively penetrate markets including:

•	Direct Sales Force (to identify and develop business partner and strategic relationships)
•	Strategic Partnerships and Alliances
•	Business Partners
•	Strategic Acquisitions

Direct Sales Force

Imagis employs a team of direct sales personnel consisting of regional sales directors and technical sales managers who, among other duties, actively recruit new business partners, assist existing partners in qualifying sales opportunities, conducting joint customer calls, and performing needs analysis with the end customer. From time-to-time, Imagis’ sales force will directly pursue target customers or market opportunities as they arise. In particular, opportunities within Canada and opportunities as they relate to regional information sharing are serviced with a direct sales model.

Strategic Partnerships and Alliances

To address the needs of customers outside of Imagis’ core market focus, the company relies on strategic partnerships that complement or enhance Imagis products. These alliances provide existing relationships, marketing resources, and credibility in new markets. Imagis’ strategic partnerships include:

Datacard Group (“Datacard”) – Datacard is a leading provider of smart card and identity card solutions. Datacard has committed to integrating Imagis’ face recognition technology into its applications, promoting it as a value-added component to its identity solutions.

Zixsys Inc. (“Zixsys”) (a division of SANYO Semiconductor) – Zixsys has signed a license agreement with Imagis’ facial recognition software to design, manufacture and market highly secure products for access control, public protection in and around airports, passenger identification, and employee identification.

API Technologies, LLC (“API”) – Imagis has licensed exclusive use of Imagis’ Casino-ID application within the United States to API in exchange for ongoing royalty payments

OSI – In addition to being a strategic investor in Imagis, OSI helps Imagis sell its identification technologies into the airport security market. Imagis has already collaborated with Metorex Security Products Oy of Finland, an OSI subsidiary, to embed biometric identification into walk-through metal detection equipment. This combined prototype solution, known as METOR-ID, is anticipated to be undergoing pilot installations during 2003.

Business Partners

Imagis distributes its products on a global basis through business partners. These are typically companies with products to which the Company’s imaging solutions add value, and who are already established and reputable suppliers in the appropriate vertical market. Using partners to promote and sell its products extends Imagis’ network of direct sales people, gives the company global visibility, and ensures the customer receives high-quality local support. At present, Imagis has over 35 business partners worldwide.

Under the business partner agreements, the business partners have agreed to sell the Company’s products as part of their standard product line. While they typically have designated territories, the business partners may sell the Company’s products anywhere they have opportunities, including Canada, the United States, and other countries. The Company provides training and ongoing support, through training and support programs, on product demonstration, operation, installation, and customer support to the business partners’ staff. The business partners have agreed to promote the Company’s products and maintain sales and support teams to handle these functions.

The Company also allows third-party vendors to integrate Imagis’ products with their solutions in order to market complete law enforcement and security solutions, provide implementation and customization services, provide technical support and maintenance on a continuing basis, and provide clients with software applications that can be bundled with our products to address specific industry and customer requirements.

Strategic Acquisitions

The Company is continually evaluating potential strategic acquisition candidates. There can be no assurance, however, that the Company will find such strategic acquisition candidates or if found that terms can be negotiated on acceptable terms to the Company.

During December of 2002, the Company announced that it had signed a Letter of Agreement whereby Imagis proposed to acquire all the issued and outstanding shares of Briyante Software Corp in consideration of receiving shares of the Company. The Company had identified Briyante as an important acquisition because of Briyante Justice Integration Server (JIS). The JIS solution uses Microsoft’s .NET architecture and XML Web Services to enable data sharing between all aspects of the justice and public safety markets. This ability to access information across disparate and incompatible data sources regardless of the database type or location has been identified as a critical need by both the law enforcement community and by many of the agencies involved in homeland security. Pursuant to an Arrangement Agreement dated February 14, 2003 the Company has agreed to acquire 100% of the issued and outstanding shares of Briyante. Under the terms of this agreement the Company will issue 0.2857 of a common share for each 1 common share of Briyante. The arrangement agreement was approved by the shareholders of Briyante at an annual and special general meeting held on March 17, 2003 and by an order of the Supreme Court of British Columbia on March 20, 2003. The Company and Briyante intend to attend to all items necessary to close the transaction in due course.

Marketing Strategy

Rather than segment the biometrics industry by technology (facial recognition, fingerprint, iris scan, etc.) or by horizontal applications (access control, surveillance), Imagis identifies market opportunities by industry and builds specific solutions that address the needs of that market. These market opportunities share similar defined problems and often reference one another in their buying decisions.

Imagis has identified several key marketing strategies in its efforts to realize its growth and revenue objectives. These include:

•	Leveraging and building on its success in the law enforcement market by introducing new products, expanding its client base, and selling add-on products and services to current customers;
•	Using strategic partners to expand into new markets, including, airport security (OSI), driver’s licenses, visas, and passports (Datacard); and
•	Increasing global visibility by expanding its network of business partners.

Current Position

The Company believes it has made significant progress in completing the groundwork necessary to achieve its growth plans. Specifically, the following elements are in place:

•	The Company has several complementary products and technologies and a global network of business partners ready to pursue opportunities as they arise.
•	The Company has established its position as a leading provider of software to the law enforcement market, including information sharing, identification technologies, and child protection.
•	The Company’s biometric identification technology is recognized as a market leader in face recognition and identification.
•

ID-2000 has been successfully installed at a number of law enforcement agencies and achieved notable success in identifying offenders and suspects. In the United States, over 94 percent of the Company’s arrest and booking software installations use facial recognition to help identify offenders.

•

The Company believes it can leverage the success of its ChildBase application and relationship with a United Kingdom national police agency to promote other child identification and law enforcement applications.

•

The Company is one of the only face recognition vendors to successfully deploy an airport identification technology. Imagis’ technology was successfully deployed to enhance airport security at the 2002 APEC conference.

•

Excellent customer references have been established, including the Royal Canadian Mounted Police and over thirty police departments and sheriff’s offices in Alameda County, California – the largest digital imaging system on the west coast.

•

Imagis’ products are available both as complete applications and as a series of components delivered within a software development kit that can be easily integrated into other products. Ease of integration ensures that new applications can be developed quickly to adapt to changing market needs.

Employees

As of December 31, 2002, the Company had 35 full-time employees, consisting of twelve (12) employees in research and development, nine (9) employees in marketing and sales, seven (7) employees in customer support and seven (7) employees in management, finance and administration. The Company’s success will depend in large part on its ability to attract and retain skilled and experienced employees. None of the Company’s employees are covered by a collective bargaining agreement, and the Company believes that its employee relations are good. The Company has obtained key man insurance on its President and Chief Executive Officer and two of its senior software developers, in the aggregate amount of $3 million. See “Risk Factors – Dependence on Key Personnel.”

Financial Statements

The Company’s financial statements are prepared in accordance with generally accepted accounting principles (“GAAP”) of Canada, and the notes to the financial statements include a reconciliation of the Company’s financial information from Canadian GAAP to U.S. GAAP.

Important Factors that may affect the Company’s Business, Results of Operations, and Common Share Price

The price of the Company’s common shares is subject to the risks and uncertainty inherent in the Company’s business. You should consider the following factors as well as other information set forth in this Annual Report, in connection with any investment in the Company’s common shares. If any of the risks described below occurs, the Company’s business, results of operations and financial condition could be adversely affected. In such cases, the price of the Company’s common shares could decline, and you could lose all or part of your investment.

Although the Company believes that the expectations reflected in its forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance or achievements or other future events. Moreover, neither the Company nor anyone else assumes responsibility for the accuracy or completeness of forward-looking statements. You should consider the Company’s forward-looking statements in light of the following risk factors and other information in this annual report. If any of the risks described below occurs, the Company’s business, results of operation and financial condition could differ from those projected in its forward-looking statements. The Company is under no duty to update any of its forward-looking statements after the date of the annual report. You should not place undue reliance on forward-looking statements.

Limited Operating History; History of Losses

The Company commenced operations in March 1998 and, therefore, has only a limited operating history upon which an evaluation of its business and prospects can be based. The Company and its predecessors incurred net losses of $6,951,393 and $3,020,704 in the years ended December 31, 2002 and December 31, 2001, respectively. The Company has never been profitable and there can be no assurance that, in the future, the Company will be profitable on a quarterly or annual basis.

In view of the rapidly evolving nature of the Company’s business and markets and limited operating history, the Company believes that period-to-period comparisons of financial results are not necessarily meaningful and should not be relied upon as an indication of future performance.

The Auditors’ Report on the Company’s December 31, 2002 Financial Statements includes additional comments by the auditor on Canada-United States reporting differences that indicate the financial statements are affected by conditions and events that cast substantial doubt on the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Need for Additional Financing

The Company will be required to seek additional financing to fund its operations during the 2003 fiscal year. There is no assurance that the Company will be able to secure financing or that such financing will be obtained on terms favorable to the Company. Failure to obtain adequate financing could result in significant delays in development of new products and a substantial curtailment of Imagis’ operations.

New Product Development

The Company expects that a significant portion of its future revenue will be derived from the sale of newly introduced products and from enhancement of existing products, such as CABS, ID-2000, and ChildBase. The Company’s success will depend, in part, upon its ability to enhance its current products and to install such products in end-user applications on a timely and cost-effective basis. In addition, the Company must develop new products that meet changing market conditions, including changing customer needs, new competitive product offerings and enhanced technology. There can be no assurance that the Company will be successful in developing and marketing — on a timely and cost-effective basis — new products and enhancements that respond to such changing market conditions. If the Company is unable to anticipate or adequately respond on a timely or cost-effective basis to changing market conditions, to develop new software products and enhancements to existing products, to correct errors on a timely basis or to complete products currently under development, or if such new products or enhancements do not achieve market acceptance, the Company’s business, financial condition, operating results and cash flows could be materially adversely affected. In light of the difficulties inherent in software development, the Company expects that it will experience delays in the completion and introduction of new software products.

Lengthy Sales Cycles

The purchase of a computerized arrest and booking system is often an enterprise-wide decision for prospective customers and requires the Company (directly or through its business partners) to engage in sales efforts over an extended period of time and to provide a significant level of education to prospective customers regarding the use and benefits of such systems. In addition, an installation generally requires approval of a governmental body such as municipal, county or state government, which can be a time-intensive process and require months before a decision to be made. Due in part to the significant impact that the application of CABS has on the operations of a business and the significant commitment of capital required by such a system, potential customers tend to be cautious in making acquisition decisions. As a result, the Company’s products generally have a lengthy sales cycle ranging from six (6) to twelve (12) months. Consequently, if sales forecast from a specific customer for a particular quarter are not realized in that quarter, the Company may not be able to generate revenue from alternative sources in time to compensate for the shortfall. The loss or delay of a large contract could have a material adverse effect on the Company’s quarterly financial condition, operating results and cash flows, which may cause such results to be less than analysts’ expectations. Moreover, to the extent that significant contracts are entered into and required to be performed earlier than expected, operating results for subsequent quarters may be adversely affected.

Dependence on a Small Number of Customers

The Company derives a substantial portion of its revenues, and it expects to continue to derive a substantial portion of its revenues in the near future, from sales to a limited number of customers. Unless and until the Company further diversifies and expands its customer base, the Company’s success will depend significantly upon the timing and size of future purchase orders, if any, from its largest customers, as well as their product requirements, financial situation, and, in particular, the successful deployment of services using the Company’s products. The loss of any one or more of these customers, significant changes in their product requirements, delays of significant orders could have a material adverse affect upon the Company’s business, operating results and financial condition.

Dependence on Key Personnel

The Company’s performance and future operating results are substantially dependent on the continued service and performance of its senior management and key technical and sales personnel. The Company may need to hire a number of technical and sales personnel. Competition for such personnel is intense, and there can be no assurance that the Company can retain its key technical, sales and managerial employees or that it will be able to attract or retain highly qualified technical and managerial personnel in the future.

The loss of the services of any of the Company’s senior management or other key employees or the inability to attract and retain the necessary technical, sales and managerial personnel could have a material adverse effect upon its business, financial condition, operating results and cash flows. With the exception of its President and Chief Executive Officer and two software developers, the Company does not currently maintain “key man” insurance for any senior management or other key employees.

Dependence on Marketing Relationships

The Company’s products are primarily marketed by its business partners. The Company’s existing agreements with business partners are nonexclusive and may be terminated by either party without cause. Such organizations are not within the control of the Company, are not obligated to purchase products from the Company and may also represent and sell competing products. There can be no assurance that the Company’s existing business partners will continue to provide the level of services and technical support necessary to provide a complete solution to its customers or that they will not emphasize their own or third-party products to the detriment of the Company’s products. The loss of these business partners, the failure of such parties to perform under agreements with the Company or the inability of the Company to attract and retain new business with the technical, industry and application experience required to market the Company’s products successfully could have a material adverse effect on the Company’s business, financial condition, operating results and cash flows.

Additionally, with respect to most sales, the Company supplies products and services to a customer through a third-party supplier acting as a project manager or systems integrator. In such circumstances, the Company has a sub-contract to supply its products and services to the customer through the prime contractor. In these circumstances, the Company is at risk that situations may arise outside of its control that could lead to a delay, cost over-run or cancellation of the prime contract which could also result in a delay, cost over-run or cancellation of the Company’s sub-contract. The failure of a third-party supplier to supply its products and services or perform its contractual obligations to the customer in a timely manner could have a material adverse effect on the Company’s financial condition, results of operations and cash flows.

Competition

The markets for face and image recognition systems and arrest and booking systems are highly competitive. Numerous factors affect the Company’s competitive position, including supplier competency, product functionality, performance and reliability of technology, depth and experience in distribution and operations, ease of implementation, rapid deployment, customer service and price.

Certain of the Company’s competitors have substantially greater financial, technical, marketing and distribution resources than the Company. As a result, they may be able to respond more quickly to new or emerging technologies and changing customer requirements, or to devote greater resources to the development and distribution of existing products. There can be no assurance that the Company will be able to compete successfully against current or future competitors or alliances of such competitors, or that competitive pressures faced by it will not materially adversely affect its business, financial condition, operating results and cash flows. See also “Item 1 – Business – Competition”.

Proprietary Technology

The Company’s success will be dependent upon its ability to protect its intellectual property rights. The Company relies principally upon a combination of copyright and trade secret laws, non-disclosure agreements and other contractual provisions to establish and maintain its rights. The source codes for the Company’s products and technology are protected both as trade secrets and as unpublished copyrighted works. To date, the Company has not applied for any patents or trademarks. As part of its confidentiality procedures, the Company enters into nondisclosure and confidentiality agreements with each of its key employees, consultants, distributors, customers and corporate partners, to limit access to and distribution of its software, documentation and other proprietary information. There can be no assurance that the Company’s efforts to protect its intellectual property rights will be successful. Despite the Company’s efforts to protect its intellectual property rights, unauthorized third-parties, including competitors, may be able to copy or reverse engineer certain portions of the Company’s software products, and use such copies to create competitive products.

Policing the unauthorized use of the Company’s products is difficult, and, while the Company is unable to determine the extent to which piracy of its software products exists, software piracy can be expected to continue. In addition, the laws of certain countries in which the Company’s products are or may be licensed do not protect its products and intellectual property rights to the same extent as do the laws of Canada and the United States. As a result, sales of products by the Company in such countries may increase the likelihood that its proprietary technology is infringed upon by unauthorized third parties.

In addition, because third parties may attempt to develop similar technologies independently, the Company expects that software product developers will be increasingly subject to infringement claims as the number of products and competitors in the Company’s industry segments grow and the functionality of products in different industry segments overlaps. There can be no assurance that third parties will not bring infringement claims (or claims for indemnification resulting from infringement claims) against the Company with respect to copyrights, trademarks, patents and other proprietary rights. Any such claims, whether with or without merit, could be time consuming, result in costly litigation and diversion of resources, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company or at all. A claim of product infringement against the Company and failure or inability of the Company to license the infringed or similar technology could have a material adverse effect on its business, financial condition, operating results and cash flows.

Exchange Rate Fluctuations

Because the Company’s reporting currency is the Canadian dollar, its operations outside Canada face additional risks, including fluctuating currency values and exchange rates, hard currency shortages and controls on currency exchange. The Company does not currently engage in hedging activities or enter into foreign currency contracts in an attempt to reduce the Company’s exposure to foreign exchange risks. In addition, to the extent the Company has operations outside Canada, it is subject to the impact of foreign currency fluctuations and exchange rate charges on the Company’s reporting in its financial statements of the results from such operations outside Canada. Since such financial statements are prepared utilizing Canadian dollars as the basis for presentation, results from operations outside Canada reported in the financial statements must be restated into Canadian dollars utilizing the appropriate foreign currency exchange rate, thereby subjecting such results to the impact of currency and exchange rate fluctuations.

Risk of Software Defects

Software products as complex as those offered by the Company frequently contain errors or defects, especially when first introduced or when new versions or enhancements are released. Despite product testing, the Company has in the past released products with defects in certain of its new versions after introduction and experienced delays or lost revenue during the period required to correct these errors. The Company regularly introduces new versions of its software. There can be no assurance that, despite testing by the Company and its customers, defects and errors will not be found in existing products or in new products, releases, versions or enhancements after commencement of commercial shipments. Any such defects and errors could result in adverse customer reactions, negative publicity regarding the Company and its products, harm to the Company’s reputation, loss or delay in market acceptance or required product changes, any of which could have a material adverse effect upon its business, results of operations, financial condition and cash flows.

Product Liability

The license and support of products by the Company may entail the risk of exposure to product liability claims. A product liability claim brought against the Company or a third-party that the Company is required to indemnify, whether with or without merit, could have a material adverse effect on the Company’s business, financial condition, operating results and cash flows.

Involvement of Directors and Officers in Other Projects

Many of the officers and directors of the Company serve as directors, officers and/or employees of companies other than the Company. While the Company believes that such officers and directors will be devoting adequate time to effectively manage the Company, there can be no assurance that such other positions will not negatively impact an officer’s or director’s duties for the Company.

Strategic Alliance with OSI

The Company entered into a share subscription agreement and ancillary business agreements with OSI, a diversified global developer, manufacturer and seller of optoelectronic based components and systems. The Company issued to OSI 1,166,667 common shares and 291,667 warrants, each warrant to purchase one common share exercisable until July 8, 2004, at an exercise price of US$1.50 per share, at an aggregate purchase price of US$1,750,000. The subscription agreement provides for an adjustment to the purchase price through the issuance of additional shares if the Company issues common shares or other securities convertible into or exercisable for common shares in another financing (with some exceptions) prior to July 9, 2003, at a price less than US$1.50 per share. The warrants provide for a similar adjustment as to the number of warrants and exercise price in the event of such an issuance. The Company agreed to designate one nominee of OSI to its Board of Directors, and OSI has designated Deepak Chopra, its Chief Executive Officer and a director, who was subsequently appointed as a director of Imagis. As a result of its purchase of the shares and warrants, OSI has become a significant shareholder of Imagis.

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

Subsequent to December 31, 2002 the above agreements were amended as follows:

i.

the strategic alliance agreement to develop and market integrated airport and security products with OSI has been extended to July 8, 2004. The expenditure commitment has been reduced to a minimum of US$125,000 on product development and the operation of an Airport Security Group to market the products.

ii.

the agreement to engage OSI to provide software development services has been extended to December 31, 2004. The expenditure commitment has been reduced to a minimum of US$125,000, based on hourly rates charged at 85% of fair market value.

iii.

the Company has agreed that, subject to regulatory approval, the exercise price of the warrants for the purchase of 291,667 shares, issued in conjunction with the private placement to OSI completed during 2002, will be reduced from US$1.50 (CDN$2.28) to the same price per share as that afforded the investors under the financing currently under negotiation.

iv.	The Company has agreed to pay OSI a management fee of US$250,000 on or before March 20, 2004

There can be no assurance that the relationships with OSI will prove to be successful in the future or will result in any material revenue for the Company.

The adjustment to the purchase price of the securities issued to OSI through the issuance of additional shares and warrants that may occur as a result of future financings completed at a price less than US$1.50 may make these financings less attractive to investors.

Strategic Alliance with Sanyo Semiconductor Company and Intacta Technologies Inc. to form Zixsys. (formerly known as SecurityART Inc.)

During the second quarter of 2002, the Company entered into a strategic alliance agreement with Sanyo Semiconductor Company and Intacta to form Zixsys (formerly known as SecurityART Inc.). Zixsys will integrate the hardware and software technologies of all three companies and thereafter market security products for use in airports, buildings, laboratories, document authentication and verification for passports, visas and ID cards. During the quarter ended September 30, 2002 Imagis acquired the rights to Intacta’s royalties’ payable under the strategic alliance agreement for consideration of US$150,000. During the fourth quarter of the year the Company acquired all patents held by Intacta outside the United States for consideration of US$50,000. There can be no assurance that the relationship with Zixsys or the integration of technologies with Zixsys will prove to be successful in the future or will result in any material revenue for the Company.

Volatility of the Company’s Share Price

The Company’s share price has fluctuated substantially since the Company’s common shares were listed for trading on the TSX Venture Exchange and quoted on the Over-The-Counter Bulletin Board (“OTCBB”). The trading price of the Company’s common shares is subject to significant fluctuations in response to variations in quarterly operating results, the gain or loss of significant orders, announcements of technological innovations, strategic alliances or new products by the Company or its competitors, general conditions in the securities industries and other events or factors. In addition, the stock market in general has experienced extreme price and volume fluctuations that have affected the market price for many companies in industries similar or related to the Company and have been unrelated to the operating performance of these companies. These market fluctuations may adversely affect the market price of the Company’s common shares.

Certain Shareholders May Exercise Control over Matters Voted Upon by the Company’s Shareholders

Certain of the Company’s officers, directors and entities affiliated with the Company together beneficially owned a significant portion of the Company’s outstanding common shares as of December 31, 2002. While these shareholders do not hold a majority of the Company’s outstanding common shares, they will be able to exercise significant influence over matters requiring shareholder approval, including the election of directors and the approval of mergers, consolidations and sales of the Company’s assets. This may prevent or discourage tender offers for the Company’s common shares.

Item 2.  Description of Property.

The Company subleases approximately 5,000 square feet of office space at 1075 West Georgia Street in Vancouver, British Columbia, Canada for use as its headquarters. This lease expires on June 29, 2005, with monthly payments totaling $10,820.

The Company also leases a 6,450 square foot facility at 1027 Pandora Avenue in Victoria, British Columbia, Canada. The Company’s development and technical support teams primarily use these premises. This lease expires on April 30, 2003, with monthly payments totaling $11,997.

Item 3.  Legal Proceedings.

As of the date of this report, the Company is not a party to any legal proceedings, the adverse outcome of which, in management’s opinion, individually or in the aggregate, would have a material effect on the Company’s results of operations or financial position.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the quarter ended December 31, 2002.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

The Company’s common shares, no par value, began trading on the TSX Venture Exchange under the symbol “CAP” on September 29, 1998 and changed its symbol to “NAB” on February 25, 1999. The table below sets forth the reported high and low sales prices for the Company’s common shares for the quarterly periods ended from March 31, 2001 to December 31, 2002 (as reported on the TSX Venture Exchange). The last reported closing price of the Company’s common shares on the TSX Venture Exchange on March 18, 2003 was $0.81.

2001	High	Low

March 31	$1.80	$1.00
June 30	$1.20	$0.75
September 30	$2.15	$0.56
December 31	$2.95	$1.50

2002
March 31, 2002	$5.66	$2.06
June 30, 2002	$4.40	$1.70
September 30, 2002	$2.82	$0.95
December 31, 2002	$2.23	$1.01

The Company’s common shares are also quoted on the OTCBB, under the symbol “IGSTF.OB”. The table below sets forth the reported high and low sales prices for the Company’s common shares on the OTCBB for the quarterly periods ended March 31, 2001 to December 31, 2002. These OTCBB quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The closing price of the Company’s common shares on the OTCBB on December 31, 2002 was U.S. $1.00. On March 18, 2003, the closing price of the Company’s common shares on the OTCBB was US$0.51.

2001	High (U.S.)	Low (U.S.)

March 31	$1.19	$0.56
June 30	$0.80	$0.46
September 30	$1.40	$0.35
December 31	$1.90	$0.88

2002
March 31, 2002	$3.50	$1.25
June 30, 2002	$2.77	$1.09
September 30, 2002	$1.87	$0.60
December 31, 2002	$1.46	$0.61

As of March 18, 2003, there were 48 holders of record based on the records of the Company’s transfer agent. This number does not include beneficial owners of the Company’s common shares whose shares are held in the names of various securities brokers, dealers and registered clearing agencies.

The Company has never paid dividends on its common shares and does not intend to pay dividends on its common shares in the foreseeable future. The board of directors of the Company intends to retain any earnings to provide funds for the operation and expansion of the Company’s business. See “Item 6—Management’s Discussion and Analysis.”

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance

Equity compensation plan	3,006,888	$1.68	517,420
approved by security holders

Equity compensation plans	303,967	$1.98	Nil
not approved by security
holders (1)
	3,310,855	$1.71	517,420

(1)	Includes the following warrants:

(i)

133,334 warrants exercisable to acquire 133,334 common shares of the Company at a price of $1.25 are held by Iain Drummond who is the President and Chief Executive Officer of the Company. These warrants were issued in consideration of Mr. Drummond renouncing his rights to acquire up to 6% equity interest in Imagis Cascade.

(ii)

15,633 warrants exercisable to acquire 15,633 common shares of the Company at a price of $1.81 are held by Canaccord Capital. These warrants were issued in conjunction with a private placement completed during November 2001.

(iii)

50,000 warrants exercisable to acquire 50,000 common shares of the Company at a price of $2.20 are held by Pembridge Group. These warrants were issued as compensation for consulting services provided to the Company.

(iv)

105,000 warrants exercisable to acquire 105,000 common shares of the Company at a price of $2.84 are held by Roth Capital Partners (“Roth”). These warrants were issued as compensation to Roth for service rendered in connection with the OSI private placement.

Exchange Controls

Other than as provided in the Investment Canada Act (Canada) (the “ICA”) and certain industry specific statutes imposing restrictions on ownership of businesses in Canada (for example, banking, customs and telecommunications, etc.), there is no limitation imposed by the laws of Canada or British Columbia to hold or vote the common shares of Imagis. The following discussion summarizes the material features of the ICA for a non-Canadian who proposes to acquire a controlling number of the Company’s common shares. It is general only, it is not a substitute for independent advice from an investor’s own advisor, and it does not anticipate statutory or regulatory amendments.

A non-Canadian would acquire control of the Company for the purposes of the ICA if the non-Canadian acquired a majority of its common shares. The acquisition of less than a majority but more than one-third of the common shares would be presumed to be an acquisition of control of Imagis unless it could be established that, on the acquisition, Imagis was not controlled in fact by the acquiror through the ownership of the common shares.

Except in very limited situations, the ICA prohibits implementation of a “reviewable” investment by a non-Canadian, unless after review the Minister responsible for the ICA is satisfied that the investment is likely to be of net benefit to Canada. An investment in the Company’s common shares by a non-Canadian (other than a “WTO Investor” as that term is defined in the ICA and which term includes entities which are nationals of or are controlled by nationals of member states of the World Trade Organization), when the Company was not controlled by a WTO Investor, would be reviewable under the ICA if:

(i)

the investment was a direct investment to acquire control of the Company and the value of the Company’s assets, as determined in accordance with the regulations promulgated under the ICA, was over $5 million,

(ii)

the investment was an indirect investment in the Company (i.e. the acquisition of control, directly or indirectly, of a corporation incorporated outside Canada which in turn controls the Company, directly or indirectly) and the value of the Company’s assets, as determined in accordance with the regulations promulgated under the ICA,

1.	was at least $50 million, or

2.	was between $5 million and $50 million and comprised more than 50% of the value of the assets of all entities whose control had been acquired in the international transaction, or

(iii)	an order for review was made by the federal cabinet on the grounds that the investment related to Canada’s cultural heritage or national identity, regardless of the value of the assets of the Company

An investment in the common shares by a WTO Investor, or by a non-Canadian when the Company was controlled by a WTO Investor, would be reviewable under the ICA if:

(i)

the investment was a direct investment to acquire control of the Company and the value of the Company’s assets, as determined in accordance with the regulations promulgated under the ICA, was not less than a specified amount, which for 2003 is $223 million,

(ii)

the investment was an indirect investment in the Company and the value of the Company’s assets, as determined in accordance with the regulations promulgated under the ICA, was not less than $223 million (for 2003) and comprised more than 50% of the value of the assets of all entities whose control had been acquired in the international transaction, or

(iii)

the Company (i) engages in the production of uranium or owns an interest in a producing uranium property in Canada, (ii) provides any financial service, (iii) provides any transportation service, or (iv) is a cultural business.

Certain transactions relating to the Company’s common shares would be exempt from the ICA, including:

(i)	an acquisition of the Company’s common shares by a person in the ordinary course of that person’s business as a trader or dealer in securities,

(ii)	an acquisition of control of the Company in connection with the realization of security granted for a loan or other financial assistance and not for a purpose related to the provisions of the ICA, and

(iii)

an acquisition of control of the Company by reason of an amalgamation, merger, consolidation or corporate reorganization following which the ultimate direct or indirect control in fact of the Company, through the ownership of the common shares, remained unchanged.

Certain Canadian Federal Income Tax Information for United States Residents

The following summarizes the principal Canadian federal income tax considerations generally applicable to the holding and disposition of common shares of the Company by a holder (a) who, for the purposes of the Income Tax Act (Canada) (the “Tax Act”), is not resident in Canada, deals at arm’s length with the Company, holds the common shares as capital property and does not use or hold the common shares in the course of carrying on, or otherwise in connection with, a business in Canada, and (b) who, for the purposes of the Canada-United States Income Tax Convention (the “Treaty”), is a resident of the United States, has never been a resident of Canada, has not held or used (and does not hold or use) common shares in connection with a permanent establishment or fixed base in Canada, and who otherwise qualifies for the full benefits of the Treaty. Holders who meet all such criteria in clauses (a) and (b) are referred to herein as a “U.S. Holder” or “U.S. Holders”, and this summary only addresses such U.S. Holders. The summary does not deal with special situations, such as particular circumstances of traders or dealers, limited liability companies, tax-exempt entities, insurers, financial institutions (including those to which the mark-to-market provisions of the Tax Act apply), or otherwise.

This summary is based on the current provisions of the Tax Act and the regulations thereunder, all proposed amendments to the Tax Act and regulations publicly announced by the Minister of Finance (Canada) to the date hereof, the current provisions of the Treaty and the current administrative practices of the Canada Customs and Revenue Agency. It has been assumed that all currently proposed amendments will be enacted as proposed and that there will be no other relevant change in any governing law, the Treaty or administrative policy, although no assurance can be given in these respects. This summary does not take into account provincial, U.S. or other foreign income tax considerations, which may differ significantly from those discussed herein.

This summary is not exhaustive of all possible Canadian income tax consequences. It is not intended as legal or tax advice to any particular holder of common shares and should not be so construed. The tax consequences to any particular holder of common shares will vary according to the status of that holder as an individual, trust, corporation or member of a partnership, the jurisdictions in which that holder is subject to taxation and, generally, according to that holder’s particular circumstances. Each holder or prospective investor should consult their own tax advisor with respect to the income tax consequences applicable to the holder’s or investor’s own particular circumstances.

Dividend

Dividends paid or deemed to be paid or credited by the Company to a U.S. Holder are subject to Canadian withholding tax. Under the Treaty, the rate of withholding tax on dividends paid to a U.S. Holder is generally limited to 15% of the gross dividend (or 5% in the case of corporate shareholders owning at least 10% of the Company’ voting shares).

Disposition

A U.S. Holder is not subject to tax under the Tax Act in respect of a capital gain realized on the disposition of a common share in the open market unless the share is “taxable Canadian property” to the holder thereof, and even then only if the U.S. Holder is not entitled to relief under the Treaty.

A common share will be taxable Canadian property to a U.S. Holder if, at any time during the 60 month period ending at the time of disposition, the U.S. Holder or persons with whom the U.S. Holder did not deal at arm’s length (or the U.S. Holder together with such persons) owned, or had options, warrants or other rights to acquire, 25% or more of the issued shares of any class or series of the Company. In the case of a U.S. Holder to whom common shares represent taxable Canadian property, no tax under the Tax Act will be payable on a capital gain realized on a disposition of such shares in the open market by reason of the Treaty unless the value of such shares is derived principally from real property situated in Canada. Management of the Company believes that the value of its common shares is not derived principally from real property situated in Canada, and that no tax will be payable under the Tax Act on a capital gain realized by a U.S. Holder (as defined above) on a disposition of common shares in the open market.

ALL PROSPECTIVE INVESTORS ARE ADVISED TO CONSULT THEIR OWN TAX ADVISORS WITH RESPECT TO THE SPECIFIC TAXCONSEQUENCES
OF PURCHASING THE COMPANY’S COMMON SHARES

Recent Sales of Unregistered Securities

The Company issued 80,935 of its common shares upon the exercise of stock options by five (5) non-U.S. persons in private transactions outside the United States for gross proceeds to the Company of $92,569. The options were exercised on the following dates for the following amounts: November 1, 2002 – 5,000 options for gross proceeds to the Company of $5,000; November 8, 2002 – 6,667 options for gross proceeds to the Company of $10,001; November 19, 2002 – 43,334 options for gross proceeds to the Company of $48,334; November 21, 2002 – 16,600 options for gross proceeds to the Company of $19,900; November 25, 2002 – 6,000 options for gross proceeds to the Company of $6,000; and December 10, 2002 – 3,334 options for gross proceeds to the Company of $3,334. The common shares were issued in reliance upon Regulation S promulgated under the Securities Act of 1933, as amended (the “Securities Act”).

On October 1, 2002, the Company issued 21,505 of its common shares upon the exercise of stock options to a consultant to the Company for gross proceeds of $63,870. The options were issued in reliance upon Rule 506 of Regulation D under the Securities Act of 1933. The consultant represented to the Company that he is an “accredited investor”, as such term is defined under Rule 501 of Regulation D promulgated under the Securities Act.

The Company issued 288,019 of its common shares on December 30, 2002 upon the exercise of warrants by two (2) non-U.S. persons in private transactions outside the United States for gross proceeds to the Company of $469,471. The common shares were issued in reliance upon Regulation S promulgated under the Securities Act.

The Company issued 576,037 of its common shares upon the conversion of special warrants into common shares of the Company by two (2) non-U.S. persons in private non-cash transactions outside the United States for deemed gross proceeds to the Company of $1,250,000. The common shares were issued in reliance upon Regulation S promulgated under the Securities Act.

On November 8, 2002, the Company issued a warrant exercisable to acquire 105,000 of its common shares to Roth Capital Partners (“RCP”) as required by the financial services agreement between RCP and the Company. The warrants were issued in reliance upon Rule 506 of Regulation D promulgated under the Securities Act of 1933. RCP represented to the Company that it was an “accredited investor”, as such term is defined under Rule 501 of Regulation D promulgated under the Securities Act.

On November 25, 2002, the Company issued 30,000 of its common shares to a non-U.S. person and a company not resident in the United States for deemed proceeds to the Company of $44,000. The common shares were issued in reliance upon Regulation S promulgated under the Securities Act.

During 2002, the Company granted stock options exercisable to acquire 1,210,000 common shares to certain employees, directors and consultants who were non-U.S. persons and were located outside the United States. The options were granted in reliance upon Regulation S promulgated under the Securities Act.

Item 6.   Management’s Discussion and Analysis or Plan of Operations

About Imagis

Imagis Technologies Inc. is a developer and marketer of software applications and advanced biometric facial recognition software solutions both as products and as a Software Development Kit. These applications provide a range of security solutions in various industry sectors including airports, law enforcement, customs, immigration and other government agencies, and gaming. The Company currently has over one hundred and forty installations of its software products.

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

Recent world events and concerns regarding security have increased awareness of and interest in products that have law enforcement or other security applications. There can be no assurance, however, that such trends will continue or will result in increased sales of the Company’s products and services.

Critical Accounting Polices

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

The Company recognizes revenue consistent with Statement of Position 97-2, “Software Revenue Recognition”. In accordance with this Statement, revenue is recognized, except as noted below, when all of the following criteria are met: persuasive evidence of a contractual arrangement exists, title has passed, delivery and customer acceptance has occurred, the sales price is fixed or determinable and collection is reasonably assured. Funds received in advance of meeting the revenue recognition criteria are recorded as deferred revenue.

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

Results of Operations for the year ended December 31, 2002 compared to December 31, 2001:

Revenues

Imagis’ total revenues increased 44% to $3,022,888 for the year ended December 31, 2002 over the comparable prior year level of $2,094,707. The higher revenues were attributable to higher software sales revenues. Management intends to continue to focus on increasing software sales revenues.

Sales of the Company’s software products rose 70% to $2,584,039 this year as compared to $1,519,925 for 2001. The increase in software sales revenues this year is primarily due to a United Kingdom national police agency installation and the sale of a licensing agreement to Zixys, as well as the overall increased number of customers.

Support and services revenues for 2002 were $344,456 and were 3% lower than in 2001 of $356,441. The lower 2002 level resulted from reduced revenues derived from contract services this year, and the difference from 2001 is solely attributable to the completion of a single special contract the Company had taken on in 2000 directly rather than through a partner and which concluded mid-2001. As stated last year, the Company is not seeking such contract work but intends to remain focused on both development and the more profitable sales of its software products. The support revenues are increasing as sales revenues increase and the deferred revenue of $339,485 recorded as at

December 31, 2002 consists solely of ongoing support contracts, this represents a 474% increase over the 2001 deferred revenue balance of $59,184.

Other revenues were $94,393 for 2002, whereas comparable revenues of $218,341 were earned in the prior year, a decrease of 57%. The 2002 revenues were primarily earned through interest revenue whereas the 2001 revenues were primarily due to cost recoveries of supplies and equipment relating to software installations. As the majority of the 2002 revenues were earned through sales via business partners Imagis did not incur the associated installation costs and there were no significant cost recoveries.

Operating Costs

Operating expenses totaled $9,974,281 for 2002, which is 95% higher than the 2001 operating expenses of $5,115,411. The higher costs over the prior year resulted from increases in permanent and contracted staff, greater travel in sales and marketing and administration, and exceptional corporate costs included in the administrative category. Operating costs include cost of materials and services, sales and marketing, technical services, technology development, administration, stock based compensation, interest and amortization. The increase in operating costs during 2002 was due to increased levels of activity in all areas in expectation of an increased level of demand for the company’s products. The increased level of demand did not materialize primarily due to the total lack of any of the post-September 11th business that had been forecast in the United States being placed. Management of the company has implemented significant cost reduction strategies during the final quarter of 2002 and the current operating expense rate is equivalent to approximately $7,000,000 per annum.

Administration

Administrative costs for 2002 were $3,712,717, which is 92% higher than for 2001 of $1,932,813. Administrative costs include staff salaries and related benefits and travel, stock based compensation, consulting and professional fees, facility and support costs, shareholder, regulatory and investor relations costs and 2002 special financial advisory costs incurred related to the Company’s corporate strategies, which includes the new strategic partnership achieved with OSI Systems, Inc. and a special corporate privatization proposal received in the first quarter.

Generally all categories were higher due to the higher level of corporate activity this year, however there were a number of exceptional expenses. Consulting and professional fees rose $1,017,335, primarily due to an increase in legal costs of $296,422 and financial advisory consulting costs of $503,956. These costs represent 80% of the total consulting and professional fees and are due to a combination of the costs associated with the OSI strategic partnership and the privatization proposal received during the first quarter. There were no comparable costs incurred during 2001 and they are not expected to be incurred in future years. Stock based compensation for the year was $290,723 and consists of the estimated fair market value of options granted to non-employees, based on the Black-Scholes model. The policy of recording stock based compensation was adopted as of January 1, 2002, consequently there is no comparable figure for the prior year. Staff costs rose $165,089 due to the addition of staff. Facility and support costs rose $262,220 over the prior year due to the overall staff growth and use of contract support staff. The balance of the increase of $58,540 was due to general increases in office overhead.

The Company’s administrative costs have declined since the second quarter of the year due to no longer using the financial advisory services and contract support staff. Management has also implemented significant cost reduction strategies during the final quarter of 2002 that will further reduce administrative costs during future periods.

Bad debt expense

The bad debt expense in 2002 consists of a single customer that defaulted on payment for a software license. While the customer has confirmed their intention to pay the outstanding amount, management of the Company has determined that collection is doubtful. Bad debt expense in 2001 also consists of a single customer that defaulted on payment for a software installation.

Costs of materials and services

The costs of materials and services are incurred in conjunction with the support services that the Company provides to customers. These costs amounted to $179,090 in 2002, which is comparable to the level in 2001 of $175,851.

Interest and Amortization

Interest expense incurred this year related to financing of equipment amounted to $31,089, down 25% from the prior year of $41,556. Amortization in 2002 amounted to $140,408 as compared to $31,016 for 2001. The increase in amortization expense reflects purchases of equipment and the amortization expense associated with the acquisition of the Intacta license and patents.

Sales and marketing

Sales and marketing expenses for 2002 were $3,139,740, and were 240% higher than those in 2001 of $923,010. The increase is attributable to higher costs incurred for new sales representatives in the US, Europe and the Far East engaged on a contract basis in 2002, and additions to salaried sales staff. The sales representatives’ cost increased $1,050,410. There were no contracted sales representatives prior to this time, and hence no comparable 2001 contract costs. In addition, travel and trade show costs for both staff and these representatives rose $805,187 due to the increase in the amount of traveling and overall activity this year over that in the prior year when funds were limited. The company’s website also incurred costs of $63,751 over 2001 levels. Imagis significantly increased its sales and marketing efforts during 2002 in order to increase market awareness of the Company and its products and capitalize on expected increased sales opportunities. The Company may increase its sales team further in the future should the need arise but no further additions are currently contemplated. In addition, management is now using a more targeted marketing and sales strategy as it is believed that the efforts to achieve increased general market awareness of the Company and its products have been successful during 2002. Consequently, the Company expects that sales and marketing expenses will continue at approximately the same or reduced levels in future periods.

Technology development

The technology development expenses for 2002 were $1,668,027, which is 37% higher than the 2001 comparable costs of $1,215,945. The increase over the prior period reflects a number of additions to staff and higher travel costs incurred this year. The Company also contracted another software development company to develop an application for $200,000. The Company has been adding to its development staff throughout 2002 and has increased its development group capability. Technology development expenses are expected to remain at this approximate level until such time as market demand for new products necessitates adding resources. This will only occur when specific sales opportunities are identified.

Technical services

Costs for the technical services group were $820,030 this year, which is 12% higher than the comparable 2001 costs of $732,906. The costs in 2001 reflect primarily the travel and staff costs in support of the Alameda installation, necessitated by the technical aspects of the application. This installation is now completed. The increased costs in 2002 reflect the increase in software sales and include the costs incurred to complete the Alameda project. The technical services group generally assists the Company’s strategic partners in their installation of Imagis’ products and also provides clients with any technical support they may require under annual support contracts, and includes primarily costs for salaries, facilities and travel. Costs for future quarters will be dependent on the sales levels achieved by the Company.

Net Loss for the Period

Overall, the Company incurred a net loss for 2002 of $6,951,393 or $0.38 per share, which is 130% higher than the net loss incurred in 2001 of $3,020,704 or $0.21 per share. While revenues rose 45% during the year, significantly higher operating costs incurred in sales and marketing, technology development, and administration offset the revenue gain.

Liquidity and Capital Resources

The Company’s cash on hand at the beginning of the year, including funds on deposit, aggregated $2,760,659. During 2002, the Company received additional funds of $1,994,283 from the exercise of both stock options and warrants. In total, 375,110 options and 894,776 warrants were exercised which resulted in aggregate proceeds to the Company of $423,193 and $1,571,090, respectively. On July 8, 2002, the Company also completed a private placement of 1,166,667 common shares, described below, that resulted in net proceeds to the Company of $2,416,713 after commissions and share issue costs. The total received for the issuance of common shares was $4,410,996.

The Company used these funds primarily to finance its operating loss for the year. The impact on cash of the loss of $6,951,393, after adjustment for non-cash items and changes to other working capital accounts in the period, resulted in a negative cash flow from operations of $5,961,464. The Company also used funds to purchase capital equipment amounting to $311,587, to purchase software royalty rights for $236,395, and to purchase software patents for $78,227 during the year.

To meet the requirements of the adjusted loss coupled with the equipment and other asset purchases, a call on the Company’s short-term cash deposits amounting to $2,560,000 was made.

In summary, the Company’s cash position rose by $206,010 from $141,162 at the beginning of the year to $347,172 at December 31, 2002, and additional funds on deposit declined from $2,560,000 at January 1, 2002, to $nil at the year end.

On July 8, 2002, pursuant to a subscription agreement, the Company issued to OSI 1,166,667 common shares and 291,667 warrants, each warrant to purchase one common share exercisable until July 8, 2004, at an exercise price of US$1.50 per share, at an aggregate purchase price of US$1,750,000. The subscription agreement provides, among other things, for an adjustment to the purchase price through the issuance of additional shares if the Company issues common shares or other securities convertible into or exercisable for common shares in another financing (with some exceptions) prior to July 9, 2003, at a price less than US$1.50 per share. The warrants provide for a similar adjustment as to the number of warrants and exercise price in the event of such an issuance.

Pursuant to the subscription agreement, the Company also agreed to designate one nominee of OSI to our Board of Directors, currently OSI does not have a nominee appointed to the Board. As a result of its purchase of the shares and warrants, OSI has become a principal shareholder of Imagis.

In connection with OSI’s purchase of shares and warrants, on July 8, 2002, the Company entered into the following additional agreements with OSI:

(i)	Product Development and Marketing Agreement. Under this agreement, the Company formed a strategic alliance with OSI to develop mutually agreed integrated airport and transportation security products using its facial recognition technologies and OSI’s security products. The Company agreed to form an internal transportation security group and commit a minimum of US$250,000 to develop these products and operate this group. Imagis will receive a royalty for all sales made by OSI of products developed under this agreement.

(ii)	Software Developer Services Agreement. Under this agreement, Imagis agreed to engage, and OSI agreed to make available, the services of software engineers and equipment in OSI’s software development facility in Hyderabad, India. The Company agreed to pay to OSI a minimum of US$250,000 during the term of the agreement, which expires on June 30, 2003, provided that if the aggregate amount paid to OSI on such date is less than US$250,000, the agreement can be extended for six months.

(iii)	Joint Venture Letter of Intent. Under this letter of intent, upon OSI’s establishment of a Brazilian entity to oversee marketing, sales, service and assembly and marketing of OSI’s products, in Brazil and the establishment of an office in Brazil, Imagis will invest US$250,000 for a 20% equity ownership in that entity.

Subsequent to December 31, 2002 the above agreements were amended as follows:

(i)	the strategic alliance agreement to develop and market integrated airport and security products with OSI has been extended to July 8, 2004. The expenditure commitment has been reduced to a minimum of US$125,000 on product development and the operation of an Airport Security Group to market the products.

(ii)	the agreement to engage OSI to provide software development services has been extended to December 31, 2004. The expenditure commitment has been reduced to a minimum of US$125,000, based on hourly rates charged at 85% of fair market value.

(iii)	the Company has agreed that, subject to regulatory approval, the exercise price of the warrants for the purchase of 291,667 shares, issued in conjunction with the private placement to OSI completed during 2002, will be reduced from US$1.50 (CDN$2.28) to the same price per share as that afforded the investors under the financing currently under negotiation.

(iv)	The Company has agreed to pay OSI a management fee of US$250,000 on or before March 20, 2004

During the second quarter of this year the Company entered into a strategic alliance agreement with Sanyo Semiconductor Company and Intacta to form Zixsys Inc. (formerly known as SecurityART Inc.). Zixsys will integrate the hardware and software technologies of all three companies and thereafter market security products for use in airports, buildings, laboratories, document authentication and verification for passports, visas and ID cards. During the quarter ended September 30, 2002, Imagis acquired the rights to Intacta Technologies Inc.’s royalties payable under the strategic alliance agreement for consideration of US$150,000. During the fourth quarter of the year the Company acquired all patents held by Intacta outside the United States for consideration of US$50,000.

There can be no assurance that the relationships with OSI or Zixsys or the integration of technologies with OSI or Zixsys will prove to be successful in the future or will result in any material revenue for the Company.

The Company does not have sufficient cash flow from operations to fund its operations beyond April 2003 and will be required to seek additional financing. In recognition of this situation, the Company is currently actively seeking financing. Pursuant to the terms of a non-binding term sheet dated February 20, 2003 between the Company and a third-party, the Company has negotiated a private placement, the terms of which include: the sale of US$500,000 of special warrants that are exercisable for no additional consideration, which will be part of a proposed US $1.5 million offering of such securities, and an equity line of up to US $2.5 million may be drawn down by the Company subject to certain restrictions.

The terms of such financing are subject to final documentation, approval of the board of directors of the Company and regulatory approval.

There is no assurance that the Company will be able to secure this financing or any other financing or that any other financing will be available on terms favorable to the Company. The failure to obtain adequate financing could result in a substantial curtailment of Imagis’ operations.

Item 7.  Financial Statements.

Imagis Technologies Inc.

Index to Consolidated Financial Statements

Auditors’ Report to the Shareholders
Comments by Auditor for U.S. Readers on Canada-US Reporting Differences
Consolidated Balance Sheets
Consolidated Statements of Operations and Retained Earnings
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

AUDITORS’ REPORT TO THE DIRECTORS

We have audited the consolidated balance sheets of Imagis Technologies Inc. as at December 31, 2002 and 2001 and the consolidated statements of operations and deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2002 and 2001 and the results of its operations and its cash flows for the year then ended in accordance with Canadian generally accepted accounting principles.

KPMG LLP (signed)

Chartered Accountants

Vancouver, Canada
March 4, 2003, except to note 12 which is
    as of March 26, 2003

COMMENTS BY AUDITOR FOR U.S. READERS ON CANADA-US REPORTING DIFFERENCES

In the United States, reporting standards for auditors require the addition of an explanatory paragraph (following the opinion paragraph) when the financial statements are affected by conditions and events that cast substantial doubt on the Company’s ability to continue as a going concern, such as those described in note 1 to the financial statements. Our report to the directors dated March 4, 2003, except as to note 12 which is as of March 26, 2003, expressed in accordance with Canadian reporting standards which does not permit a reference to such events and conditions in the auditors’ report when these are adequately disclosed in the financial statements.

KPMG LLP (signed)

Chartered Accountants

Vancouver, Canada
March 4, 2003, except to note 12 which is
    as of March 26, 2003

IMAGIS TECHNOLOGIES INC.
CONSOLIDATED BALANCE SHEETS
AS AT DECEMBER 31, 2002 AND DECEMBER 31, 2001
(expressed in Canadian dollars)

	Dec. 31, 2002	Dec. 31, 2001
Current assets:
Cash and cash equivalents	$ 547,831	$ 200,659
Short-term investment	--	2,560,000
Accounts receivable	437,770	455,263
Prepaid expenses and deposit	75,537	9,761

	1,061,138	3,225,683

Equipment (note 3)	328,402	51,838

Other assets (note 4)	306,231	--

	$ 1,695,771	$ 3,277,521

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$ 648,901	$ 444,871
Deferred revenue	339,485	59,184
Capital lease obligations (note 5)	19,123	--

	1,007,509	504,055

Long-term liabilities

Capital lease obligations (note 5)	41,720	--

	41.720	--

Shareholders' equity:
Share capital (note 6)	17,361,118	10,142,041
Special warrants (note 6)	--	2,822,061
Contributed surplus	427,453	--
Deficit	(17,142,029)	(10,190,636)

	646,542	2,773,466

	$ 1,695,771	$ 3,277,521

Operations (note 1)
Commitments (note 9)
Subsequent Events (note 12)

Approved on behalf of the Board:

/s/ Iain Drummond             Director

/s/ Treyton Thomas           Director

See accompanying notes to consolidated financial statements.

IMAGIS TECHNOLOGIES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001
(expressed in Canadian dollars)

	2002	2001
Revenues:

Software sales	$ 2,584,039	$ 1,519,925

Support and services	344,456	356,441

Other	94,393	218,341

	3,022,888	2,094,707

Expenses:

Administration, including stock
based compensation of 2002
-$290,723 and 2001 - nil	3,712,717	1,932,813

Amortization	140,408	31,016

Bad debt expense	283,180	62,314

Cost of materials	179,090	175,851

Interest	31,089	41,556

Sales and marketing	3,139,740	923,010

Technology development	1,668,027	1,215,945

Technical services	820,030	732,906

	9,974,281	5,115,411

Loss for the year	(6,951,393)	(3,020,704)

Deficit, beginning of year	(10,190,636)	(7,169,932)

Deficit, end of year	$(17,142,029)	$(10,190,636)

Loss per share - basic and diluted	$ (0.38)	$ (0.21)

Weighted average number of
shares outstanding	18,352,395	14,308,442

See accompanying notes to consolidated financial statements.

IMAGIS TECHNOLOGIES INC.
CONSOLIATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001
(expressed in Canadian dollars)

	2002	2001
Cash provided by (used for):

Operations:

Loss for the year	$(6,951,393)	$(3,020,704)

Items not involving cash:

Amortization	140,408	31,016

Stock-based compensation	413,473	29,000

Changes in non-cash operating working capital:

Accounts receivable	17,493	385,244

Prepaids	(65,776)	(3,687)

Accounts payable and accrued liabilities	204,030	(121,244)

Deferred revenue	280,301	(5,095)

	(5,961,464)	(2,705,470)

Investments:

Purchase of equipment	(311,587)	(24,772)

Purchase of other assets	(314,622)	--

Short-term investments	2,560,000	(2,560,000)

Deferred acquisition costs	(20,048)	--

	1,913,743	(2,584,772)

Financing:

Issuance of common shares for cash	4,654,283	3,818,184

Issuance of special warrants for cash, net of share issuance costs	--	2,822,061

Share issue costs	(243,287)	(134,298)

Capital lease obligations	(16,103)	(2,226)

Loan from related parties	--	(1,072,317)

	4,394,893	5,431,404

Increase in cash	347,172	141,162

Cash and cash equivalents, beginning of year	200,659	59,497

Cash and cash equivalents, end of year	$ 547,831	$ 200,659

See accompanying notes to consolidated financial statements.

IMAGIS TECHNOLOGIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001
(expressed in Canadian dollars)

Supplementary information and disclosures:

Interest paid	$ 12,089	$ 1,459

Issuance of common shares on conversion of special
warrants	3,098,070	--

Equipment acquired under capital lease	76,946

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

These financial statements have been prepared on a going concern basis which includes the assumption that the Company will be able to realize its assets and settle its liabilities in the normal course of business. For the year ended December 31, 2002, the Company has incurred a loss from operations of $6,951,393 and a deficiency in operating cash flow of $5,961,464. In addition, the Company has incurred significant operating losses and net utilization of cash in operations in all prior periods. Accordingly, the Company will require continued financial support from its shareholders and creditors until it is able to generate sufficient cash flow from operations on a sustained basis. Failure to obtain ongoing support of its shareholders and creditors may make the going concern basis of accounting inappropriate, in which case the Company’s assets and liabilities would need to be recognized at their liquidation values. These financial statements do not include any adjustment due to this going concern uncertainty.

2.	Significant accounting policies:

The Company prepares its financial statements in accordance with generally accepted accounting principles in Canada and, except as set out in Note 13, also comply, in all material respects, with accounting principles generally accepted in the United States. The financial statements reflect the following significant accounting policies:

(a)	Cash equivalents:

The Company considers all highly liquid investments with a term to maturity of three months or less when purchased to be cash equivalents. Investments having a term in excess of three months but less than one year are classified as short-term investments.

(b)	Equipment:

Equipment is recorded at cost and is amortized over its estimated useful life on a straight-line basis at the following annual rates:

Asset	Rate
Computer hardware	30%
Furniture and fixtures	20%
Software	100%

IMAGIS TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(expressed in Canadian dollars)

2.	Significant accounting policies, continued:

(c)	Other Assets:

Other assets is comprised of patents and rights to royalty payments purchased during 2002. The assets are recorded at cost and are amortized over their estimated useful life on a straight-line basis at the following annual rates:

Asset	Rate
Patents	33.3%
License	33.3%

Included in other assets is $20,048 which represents costs incurred by the Company through December 31, 2002 relating to a proposed acquisition.

(d)	Revenue recognition:

(i)	Software sales revenue:

The Company recognizes revenue consistent with Statement of Position 97-2, “Software Revenue Recognition”. In accordance with this Statement, revenue is recognized, except as noted below, when all of the following criteria are met; persuasive evidence of a contractual arrangement exists, title has passed, delivery and customer acceptance has occurred, the sales price is fixed or determinable and collection is reasonably assured. Funds received in advance of meeting the revenue recognition criteria are recorded as deferred revenue.

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

Up front payments for Contract support and services revenue is deferred and is amortized to revenue over the period that the support and services are provided.

(e)	Use of estimates:

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported or disclosed in the financial statements. Actual amounts may differ from these estimates.

IMAGIS TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(expressed in Canadian dollars)

2.	Significant accounting policies, continued:

(f)	Foreign currency:

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

(h)	Stock-based compensation:

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

Had compensation expense for employees been determined based on the fair value method, the Company’s net loss and net loss per share for the year ended December 31, 2002, would have been adjusted to the pro forma amounts indicated below:

2002

Net loss - as reported	$ (6,951,393)
Net loss - pro forma	(7,752,467)

Net loss per share - as reported	$ (0.38)
Net loss per share - pro forma	(0.42)

The pro forma amounts exclude the effect of stock options granted prior to January 1, 2002. The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model using the following average inputs: volatility – 120%, risk free interest rate – 5%, option term – 5 years, and dividend yield – nil.

The weighted average fair value of employee stock options granted during the year ended December 31, 2002 was $2.05 per share purchase option.

IMAGIS TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(expressed in Canadian dollars)

2.	Significant accounting policies, continued:

(i)	Loss per share:

Loss per share is calculated using the weighted average number of shares outstanding during the reporting period. This average includes common shares issued in a reporting period from their date of issuance. Diluted per share amounts are calculated by the treasury stock method whereby the assumed proceeds of dilutive exercisable instruments are applied to repurchase common shares at the average market price for the period. The resulting net issuance is included in the weighted average number for purposes of the diluted per share calculation. As all outstanding shares and warrants are anti-dilutive, there is no difference between basic and diluted loss per share.

(j)	Comparative figures:

Certain comparative figures have been reclassified to conform with the presentation adopted in the current year.

3.	Equipment:

2002	Cost ($)	Accumulated Amortiziation ($)	Net Book Value ($)

Computer hardware	342,369	155,878	186,491

Furniture and fixtures	168,782	54,764	114,018

Software	111,041	83,148	27,893

	622,192	293,790	328,402

2001	Cost ($)	Accumulated Amortiziation ($)	Net Book Value ($)

Computer hardware	126,200	110,106	16,094

Furniture and fixtures	72,388	36,644	35,744

Software	35,071	35,071	Nil

	233,659	181,821	51,838

Assets under capital lease with a cost of $76,946 (2001 - nil) and accumulated amortization of $12,609 (2001 - nil) are included in equipment.

IMAGIS TECHNOLOGIES INC.
NOTES TO CONSOLIATED FINANCIAL STATEMENTS
(expressed in Canadian dollars)

4.	Other assets:

2002	Cost ($)	Accumulated Amortiziation ($)	Net Book Value ($)

Patents (note 7 (c))	78,227	2,173	76,054

License (note 7 (d))	236,395	26,266	210,129

Deferred acquisition costs	20,048	--	20,048

	334,670	28,439	306,231

5.	Capital lease obligations:

2003	$ 29,046

2004	29,046

2005, including buy-out options	20,052

Sub-total	78,144

Implicit interest portion	(17,301)

Sub-total	60,843

Current portion of capital lease obligations	19,123

Long-term portion of capital lease obligations	$ 41,720

6.	Share capital:

(a)	Authorized:

100,000,000 common shares without par value

IMAGIS TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(expressed in Canadian dollars)

6.	Share capital (continued):

(b)	Issued:
	Number of shares	Amount

Balance, December 31, 2000	12,965,965	6,329,155

Issued during year:
On private placement	1,730,332	1,998,650
Options exercised	295,834	395,834
Warrants exercised	1,407,000	1,523,700
Issued for services related to private placement	20,000	29,000
Share issuance costs	--	(134,298)

Balance, December 31, 2001	16,419,131	$ 10,142,041

Issued during year:
On private placement	1,166,667	2,660,000
Options exercised	375,110	423,193
Warrants exercised	894,776	1,571,090
Issued on conversion of special warrants	1,427,682	3,098,070
Issued as bonus for consulting agreement	37,500	78,750
Issued as bonus in consideration of loan	10,000	19,000
Issued as bonus to a director and officer	20,000	25,000
Share issuance costs	--	(656,026)

Balance, December 31, 2002	20,350,866	$ 17,361,119

(c)	Escrowed shares:

As at December 31, 2001, 266,669 common shares were being held in escrow. These common shares were released from escrow on February 23, 2002.

(d)	Special warrants:

On November 9, 2001, 1,427,682 Special Warrants were sold at a price of $2.17 per Special Warrant were sold at a price of $2.17 per Special Warrant (gross proceeds less offering costs equaled $2,822,861), each of which entitles the holder, upon exercise and without payment of further consideration, to acquire one common share of the Company and one-half of one common share purchase warrant (the “Warrants”) of the Company. These Special Warrants were not issued as compensation for services rendered. Each whole Warrant will entitle the holder to purchase one common share of the Company at a price of $2.55 with the following expiration dates:

(i) (ii)	114,666 warrants expired on November 9, 2002 1,313,016 warrants expire on March 9, 2003

The securities issued pursuant to the brokered private placement and all underlying securities were subject to resale restrictions that expired on March 9, 2002.

IMAGIS TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(expressed in Canadian dollars)

6.	Share capital (continued):

(d)	Special warrants (continued):

During 2002, all special warrants were converted into common shares. Also during 2002, the Company reduced the exercise price on some of the share purchase warrants as follows:

(i) (ii) (iii)	288,018 share purchase warrants from $2.55 to $1.63; 220,200 share purchase warrants from $2.55 to $1.81; 15,633 share purchase warrants from $2.17 to $1.81.

(e)	Warrants:

At December 31, 2001 and 2002, the following warrants were outstanding:

December 31, 2001	Granted	Exercised	Expired	December 31, 2002	Exercise price	Expiry date

266,666	--	--	(266,666)	--	$1.25	August 31, 2002
133,334	--	--	--	133,334	$1.25	February 23, 2003
50,000	--	--	(50,000)	--	$4.00	June 16, 2002
274,000	--	(274,000)	--	--	$1.10	Various to May 6, 2003
114,666	--	--	(114,666)	--	$2.55	November 9, 2002
205,622	--	(205,622)	--	--	$2.55	March 9, 2003
288,018	1	(288,019)	--	--	$1.63	March 9, 2003
220,200	--	--	--	220,200	$1.81	March 9, 2003
--	127,135	(127,135)	--	--	$2.17	March 9, 2003
--	15,633	--	--	15,633	$1.81	March 9, 2003
--	50,000	--	--	50,000	$2.20	January 18, 2004
--	291,667	--	--	291,667	$2.28	July 8, 2004
--	105,000	--	--	105,000	$2.84	July 24, 2004

1,552,506	589,436	(894,776)	(431,332)	815,834

IMAGIS TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(expressed in Canadian dollars)

6.	Share capital, continued:

(e)	Warrants, continued:

At December 31, 2000 and 2001, the following warrants were outstanding:

December 31, 2000	Granted	Exercised	Expired	December 31, 2001	Exercise price	Expiry date

400,000	--	--	--	400,000	$1.25	To February 23, 2003
80,000	--	(80,000)	--	--	$0.80	March 17, 2001
200,000	--	--	(200,000)	--	$3.50	April 7, 2001
50,000	--	--	--	50,000	$4.00	June 16, 2002
--	1,601,000	(1,327,000)	--	274,000	$1.10	Various to May 6, 2002
--	114,666	--	--	114,666	$2.55	November 9, 2002
--	713,840	--	--	713,840	$2.55	March 9, 2003

730,000	2,429,506	(1,407,000)	(200,000)	1,552,506

The 400,000 warrants having an exercise price of $1.25 per share that were outstanding at December 31, 2001 were due to expire in two tranches. The first tranche of 266,666 warrants had an expiry of June 25, 2002 and the second tranche of 133,334 has an expiry of February 23, 2003. The first tranche’s expiry date was extended to August 31, 2002.

Of the 713,840 warrants outstanding at December 31, 2001 with an exercise price of $2.55, 288,018 were modified to reduce the exercise price from $2.55 to $1.63 and 220,200 were modified to reduce the exercise price from $2.55 to $1.81.

IMAGIS TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(expressed in Canadian dollars)

6.	Share capital, continued:

(f)	Options:

The Company has granted stock options to certain employees, directors, officers, advisors, and consultants to buy an aggregate of 4,795,000 (2001 – 3,185,000) common shares of the Company at prices ranging from $0.30 to $3.75 (2001 — $0.30 to $2.20). Of the 4,795,000 options granted, 674,998 have been cancelled and 1,113,114 have been exercised (2001 – 493,332 and 738,004 respectively). All options expire five years from the date of grant with the exception of 100,000 options issued during 2002 to a consultant that expire two years from the date of grant. A summary of the status of the Company’s stock options at December 31, 2002 and 2001 and changes during the years ended on those dates is presented below:

	2002		2001

	Shares	Weighted Average exercise price	Shares	Weighted Average exercise price

Outstanding, beginning of year	1,953,664	$1.15	1,451,164	$1.62

Granted	1,610,000	2.23	1,290,000	1.34
Exercised	(375,110)	1.13	(295,834)	1.34
Cancelled	(181,666)	1.86	(491,666)	2.92

Outstanding, end of year	3,006,888	$1.68	1,953,664	$1.15

IMAGIS TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(expressed in Canadian dollars)

6.	Share capital, continued:

(f)	Options (continued):

The following table summarizes information about stock options outstanding at December 31, 2002:

	Options outstanding			Options exercisable

Exercise price	Number outstanding December 31, 2002	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable December 31, 2002	Weighted average exercisable price

$0.30	155,000	0.51	$0.30	155,000	$0.30
$1.00	50,000	1.15	$1.00	50,000	$1.00
$1.00	45,000	1.23	$1.00	45,000	$1.00
$1.00	60,000	1.55	$1.00	60,000	$1.00
$1.00	196,999	2.05	$1.00	196,999	$1.00
$1.00	546,666	3.67	$1.00	353,333	$1.00
$2.35	15,000	2.67	$2.35	15,000	$2.35
$2.35	15,000	2.84	$2.35	15,000	$2.35
$2.20	160,000	3.97	$2.20	106,667	$2.20
$2.06	15,000	2.93	$2.06	15,000	$2.06
$1.99	27,000	2.97	$1.99	27,000	$1.99
$1.50	8,400	2.97	$1.50	8,400	$1.50
$1.50	245,833	3.37	$1.50	229,166	$1.50
$2.35	305,000	4.18	$2.35	235,002	$2.35
$2.97	56,990	1.11	$2.97	48,990	$2.97
$2.24	10,000	4.09	$2.24	3,333	$2.24
$2.35	170,000	4.37	$2.35	56,667	$2.35
$2.35	155,000	4.50	$2.35	51,667	$2.35
$2.35	385,000	4.58	$2.35	128,333	$2.35
$1.50	300,000	4.67	$1.50	100,000	$1.50
$2.35	85,000	4.84	$2.35	Nil	N/A

	3,006,888			1,900,557

Effective June 30, 2002, the Company amended the exercise price of 560,000 options with exercise prices ranging from $2.65 to $3.50 to $2.35.

IMAGIS TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(expressed in Canadian dollars)

7.	Related party transactions not disclosed elsewhere are as follows:

(a)	included in administration expense is $315,942 (2001 — $484,255) for payments made to a company with a director in common for services rendered to the Company.

(b)	included in interest expense is $19,000 (2001 — $nil) representing the fair value of 10,000 shares issued to a company with a director in common in consideration of a loan made to the Company in 2001.

(c)

On September 4, 2002 the Company acquired a license to certain software applications related to their use in certain specified business fields from a company related by virtue of having a director in common. The Company paid USD$150,000 (CDN$236,395, recorded in Other Assets) cash in consideration of the license. The license expires on the latter of August 31, 2017 and the expiry date of the last patent of the underlying software. The cost of the license will be amortized over their esimated useful life of 3 years.

(d)

During 2002, the Company acquired patents from a company related by virtue of having a director in common. The Company paid USD$50,000 (CDN$78,227, recorded on Other Assets) cash in consideration for the patents. The cost of the patents will be amortized over their estimated useful life of 3 years.

IMAGIS TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(expressed in Canadian dollars)

8.	Income taxes:

Income tax expense differs from the amount that would be computed by applying the federal and provincial statutory income tax rates of 39.6% (2001 - 44.6%) to income before taxes due to valuation allowances provided against losses incurred in the year.

The effective income tax rates differ from the Canadian statutory rates for the following reasons:

	2002	2001

Canadian statutory rates	39.6%	44.6%

Canadian federal and provincial taxes	$(2,752,752)	$(1,347,234)
Reduction in effective tax rates	715,786	633,845
Permanent and other differences	78,275	(6,096)
Financing costs charged against share capital	(214,153)	(97,907)
Changes in valuation allowance	2,172,844	817,392

	$ --	$ --

	2002	2001

Future income tax asset:
Loss carry forwards	$ 5,600,309	$ 3,594,871
Capital assets	88,978	72,001
Financing costs	192,630	86,931
Other	44,730	--

Sub-total	5,926,647	3,753,803

Valuation allowance	(5,926,647)	(3,753,803)

Total	$ -	$ -

In assessing the realizability of future tax assets, management considers whether it is more likely than note that some portion or all of the future tax assets will be realized. The ultimate realization of the future tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

As at December 31, 2002, the Company has non-capital loss carry forwards aggregating approximately $15,721,000 available to reduce taxable income otherwise calculated in future years. These losses expire as follows:

2005	$1,175,000
2006	2,068,000
2007	2,870,000
2008	2,979,000
2009	6,629,000

IMAGIS TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(expressed in Canadian dollars)

9.	Commitments:

The Company is committed to the following lease payments over the next five years:

	Equipment		Building

Year	Capital	Operating	Operating	Total

2003	29,046	52,342	166,198	247,586
2004	29,046	24,528	121,350	174,924
2005	13,239	3,361	60,675	77,275
2006	--	2,928	Nil	2,928
2007	--	1,708	Nil	1,708
	71,331	84,867	348,223	504,421

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

(iii)

the Company has entered into a Letter of Intent to form a joint venture for the purpose of establishing a manufacturing and marketing operation in Brazil. The Company has agreed to invest USD$250,000 cash in the joint venture in order to acquire a 20% interest. This investment is contingent upon the Company's joint venture partner fulfilling certain obligations prior to July 8, 2004.

Subsequent to December 31, 2002, the Company modified the terms of the commitments (note 12).

10.	Financial instruments and risk management:

(a)	Fair values:

The fair value of the Company’s financial instruments, represented by cash, accounts receivable, accounts payable and accrued liabilities, approximates their carrying values due to their ability to be promptly liquidated or their immediate or short term to maturity. Based on current interest rates relative to those implicit in the leases, the fair value of capital lease obligations is estimated to not be materially different from their carrying values.

(b)	Credit risk:

The Company is exposed to credit risk only with respect to uncertainty as to timing and amount of collectability of accounts receivable. The Company’s maximum credit risk is the carrying value of accounts receivable.

IMAGIS TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(expressed in Canadian dollars)

10.	Financial instruments and risk management:

(c)	Foreign currency risk:

Foreign currency risk is the risk to the Company’s earnings that arises from fluctuations in foreign currency exchange rates, and the degree of volatility of these rates. Management has not entered into any foreign exchange contracts to mitigate this risk.

11.	Segmented information:

The Company operates in a single segment, the development and sale of software. Management of the Company makes decisions about allocating resources based on this one operating segment.

Substantially all revenue is derived from sales to customers located in Canada, the United States, the United Kingdom and Japan. Geographic information is as follows:

	2002	2001

Canada	270,655	317,036
United States	1,061,794	1,735,465
United Kingdom	1,062,277	41,152
Japan	485,640	Nil
Other	142,522	1,054

	3,022,888	2,094,707

Substantially all of the Company’s fixed assets are in Canada.

Major customers, representing 10% or more of total sales, include:

	2002	2001

Customer A	507,971	886,909
Customer B	1,046,294	1,074
Customer C	483,091	Nil
Customer D	84,315	435,772

IMAGIS TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(expressed in Canadian dollars)

12.	Subsequent events:

(a)	Subsequent to December 31, 2002, 112,050 options were exercised for proceeds to the Company of $98,870 and 133,334 warrants were exercised for proceeds to the Company of $166,668

(b)

Pursuant to a Letter of Intent dated December 6, 2002 and an Arrangement Agreement dated February 14, 2003 the Company has agreed to acquire 100% of the issued and outstanding shares of Briyante Software Corp. (“Briyante”), a software development company. Under the terms of this agreement the Company will issue 0.2857 of a common share for each 1 common share of Briyante. The arrangement agreement was approved by the shareholders of Briyante at an annual and special general meeting held on March 17, 2003 and by an order of the Supreme Court of British Columbia on March 20, 2003. The Company and Briyante intend to attend to all items necessary to close the transaction in due course.

(c)

Pursuant to a term sheet dated February 20, 2003, the Company has entered into a private placement agreement to obtain financing of up to USD$4.0 million, with an initial sale of up to USD$1.5 million in the form of a special warrant and up to USD$2.5 million in the form of a series of sales of common shares under an effective registration agreement filed with the Securities and Exchange Commission. This agreement is subject to final documentation, approval of the board of directors of the Company, and regulatory approval.

(d)	The following commitments with a company related by virtue of having a director in common were amended as follows:

(i)

The strategic alliance agreement to develop and market integrated airport and security products with the related company has been extended to July 8, 2004. The expenditure commitment has been reduced to a minimum of USD$125,000 on product development and the operation of an Airport Security Group to market the products.

(ii)

The agreement to engage the related company to provide software development services has been extended to December 31, 2004. The expenditure commitment has been reduced to a minimum of USD$125,000, based on hourly rates charged at 85% of hourly rates charged to third parties.

(iii)

The Company has agreed that, subject to regulatory approval, the exercise price of the warrants for the purchase of 291,667 shares, issued in conjunction with a private placement to the related company completed during 2002, will be reduced from USD$1.50 (CDN$2.28) to the same price per share as that afforded the investors under the financing currently under negotiation.

(iv)	The Company has agreed to pay the related company a management fee of USD$250,000 on or before March 20, 2004.

IMAGIS TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(expressed in Canadian dollars)

13.	United States generally accepted accounting principles:

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

As described in note 6, the Company has granted stock options to certain employees, directors, advisors, and consultants. These options are granted for services provided to the Company. For options issued subsequent to December 31, 2001, the Company amortizes the expense of all options issued to non-employees based on the Black-Scholes model under Canadian GAAP. For U.S. GAAP purposes, an enterprise recognizes or, at its option, discloses the impact of the fair value of stock options and other forms of stock-based compensation in the determination of income. The Company has elected under U.S. GAAP to continue to measure compensation cost for stock options granted to employees by the intrinsic value method. Options granted to non-employees prior to January 1, 2002, are required to be measured and recognized at their fair value as the services are provided and the options are earned. In addition, during the year ended December 31, 2001 and 2002, the Company repriced certain options and consequently, under U.S. GAAP, such options are accounted for as variable options and increases in the underlying common shares market price since the repricing date are recognized as compensation cost until the options are exercised, expire or forfeited.

(b)	Beneficial conversion option:

During the year ended December 31, 2000, the Company issued convertible debentures with detachable warrants attached. For Canadian GAAP purposes, the issuance is considered to be of a compound debt and equity instrument and the proceeds were allocated between the two elements based on their relative fair values. For U.S. GAAP purposes, this allocation results in a beneficial conversion option as the fair value of the shares issuable on conversion of the debt is in excess of the value at which such shares would be issuable based on the reduced carrying value of the debt element. This beneficial conversion option was amortized over the period to the first conversion date.

(c)	Warrant issuance for services:

During the year ended December 31, 2000, the Company issued 200,000 warrants having an exercise price of $3.50 each for services rendered. In accordance with the Company’s accounting policies, for Canadian GAAP purposes no value has been assigned to these warrant issuances. For U.S. GAAP purposes, the fair value of these warrants would be determined based on an option pricing model and recognized as the services are provided.

IMAGIS TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(expressed in Canadian dollars)

13.	United States generally accepted accounting principles (continued):

(d)	Loss per share:

In accordance with U.S. GAAP, common shares issuable on exercise of the Special Warrants are included in the calculation of the weighted average number of shares outstanding for purposes of the loss per share calculations.

The effect of these accounting differences on deficit, net loss, loss per share and future income taxes under United States accounting principles are as follows:

	2002	2001

Deficit, Canadian GAAP	$(17,361,118)	$(10,190,636)

Cumulative stock based compensation (a)	(1,295,024)	(1,054,612)

Beneficial conversion options (b)	(208,200)	(208,200)

Warrants issued for services (c)	(722,000)	(722,000)

Deficit, U.S. GAAP	$(19,586,342)	$(12,175,448)

	2002	2001

Loss for the period, Canadian GAAP
	$(6,951,393)	$(3,020,704)
Stock-based compensation
	(240,412)	(150,111)

Loss for the period, U.S. GAAP
	(7,191,805)	(3,170,815)

Loss per share, U.S. GAAP - basic and diluted	$ (0.38)	$ (0.22)

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Part III

Item 9.   Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Executive Officers and Directors

The following table sets forth certain information concerning the Company’s executive officers and directors as of December 31, 2002:

Name	Age	Position with the Company
Oliver "Buck" Revell	64	Chairman of the Board
Iain Drummond	57	President, Chief Executive Officer and Director
Wayne Smith	46	Chief Financial Officer
Andrew Amanovich	45	Chief Technology Officer
Richard Katrusiak(1)	37	Vice President Sales
Altaf Nazerali	49	Director
Robert Gordon(3),(2)	56	Director
Roy Davidson Trivett(3)	55	Director
Treyton L Thomas(3)	46	Director
Deepak Chopra(2)	52	Director

(1)	As of January 8, 2003, Richard Katrusiak was replaced by Tim Ruggles (age 55) in the position of Vice-President Business Product Development & Services.
(2)	On March 21, 2003 both Robert Gordon and Deepak Chopra resigned their Board position with the Company.
(3)	Audit Committee Member

Oliver “Buck” Revell was appointed as our Chairman of the board of directors on January 31, 2000. From September 1994 until the present, Mr. Revell has served on a number of Presidential and Vice Presidential task forces, including as Vice-Chairman of the Interagency Group for Counter-Intelligence and as a member of both the National Foreign Intelligence Board and the Terrorist Crisis Management Committee of the National Security Council. Previously, Mr. Revell served for over 30 years in the United States Federal Bureau of Investigation, and during his career advanced to the position of Associate Deputy Director. Mr. Revell is a life member of the International Association of Chiefs of Police, and the founding Chairman of its Committee on Terrorism. Mr. Revell is President of the Law Enforcement Television Network and also serves as Chairman of the Greater Dallas Crime Commission.

Iain Drummond has served as a director of Imagis since February 12, 1999 and as President and Chief Executive Officer since February 23, 1999. Mr. Drummond has also served as President and Chief Executive Officer of Imagis Cascade Technologies Inc. since September 1, 1998. Mr. Drummond has extensive management experience in the high-tech industry. From 1990 to September 1998, Mr. Drummond served as the Vice-President, Strategic Partnerships with Alis Technologies in Montreal, a provider of integrated language-handling technologies and translation solutions, where he established the international sales network for its language translation software products. Previously, from 1988 to 1990, Mr. Drummond was President of Clan Technologies, a developer and marketer of executive information systems. Prior to that, from 1966 to 1988, he worked with International Computers Limited, a supplier of integrated computer systems, including serving as President for ICL Canada, a wholly owned subsidiary of International Computers Limited, which was focused on selling integrated computer systems to large retailers. Mr. Drummond was awarded a scholarship to study mechanical engineering at Glasgow University in Scotland.

Wayne Smith has been an employee since May 2002 and has served as our Chief Financial Officer since September 1, 2002. Since 1997, Mr. Smith has also been a partner of TelePartners Consulting Inc., a consulting services company that provides management and financial consulting services, primarily in the call center and help desk areas. From May 2002 to September 2002, Mr. Smith served as comptroller of International Portfolio Management. From October 2001 to May 2002, Mr. Smith was risk management advisor of Peter Reimer & Associates and, from 1997 to July 2001, Mr. Smith was Audit Senior of Amisano Hanson Chartered Accountants. Mr. Smith holds a Chartered Accountants designation in Canada.

Andrew Amanovich has served as our Chief Technology Officer since February 23, 1999. Since 1989, Mr. Amanovich has been employed by and is currently the President of Pacific Cascade Consultants Ltd., a consulting service company and principal shareholder of Imagis, which is engaged in forestry mapping and surveys. At Pacific Cascade, Mr. Amanovich developed computer simulation models for forest visualization modeling and was involved in forest engineering, geotechnical engineering, digital mapping and technology and software development. Mr. Amanovich holds a Bachelor of Science degree from the University of British Columbia.

Tim Ruggles has served as our Vice President, Product Development & Services since January 2003. Mr. Ruggles worked from September 2000 to January 2002 with Expression Array Technology, a software firm specializing in image processing and feature analysis software as President and Chief Executive Officer. Mr. Ruggles worked from August 1996 to September 2000 with SAGEM Morpho, Inc., a large-scale automated fingerprint identification systems provider for local, state, and federal government agencies as the Senior Vice President, Business Development. Mr. Ruggles has also worked from September 1990 to August 1996 with the Avionics and Surveillance Group of TRW, Inc. as a Program Manager. Mr. Ruggles was the co-founder of and worked from July 1985 to September 1990 with MORPHO Systems Inc., a predecessor company to SAGEM Morpho as a senior executive and was co-founder of and worked from June 1979 to July 1985 with Applied Systems Technology, Inc., a government-focused consulting group as a Vice President. Mr. Ruggles holds a Juris Doctorate from the William Mitchell School of Law as well as a Bachelor of Science from the University of Minnesota.

Altaf Nazerali has served as a director of Imagis since July 7, 1998. Mr. Nazerali also served as President and Chief Executive Officer of Imagis from July 7, 1998 through February 23, 1999. In addition, Mr. Nazerali also serves in the following capacities of other public companies: (a) Chief Executive Officer (November 1995 to present), President and a director (each October 1995 to present) of Multivision Communications Corp., the operator of MMDS TV systems in Bolivia; (b) President and Chief Executive Officer (October 1997 to May 2001) and Chairman of the board of directors (October 1997 to present) of Intacta Technologies Inc. (formerly, InfoImaging Technologies Inc.), a software technology company. Mr. Nazerali is also President of International Portfolio Management. From November 1994 through October 1995, Mr. Nazerali served as Chief Executive Officer and President of Canbras Communications Corp., an operator of pay television and telephone systems in Brazil. Mr. Nazerali holds a Bachelor of Arts and an M.B.A. from Columbia University.

Robert Gordon has served as a director of Imagis since February 15, 2000. Mr. Gordon has also served as the Chief Executive Officer and a director of Platform Computing Inc. since August 2001. From November 2000 to August 2001, Mr. Gordon was a technology venture capitalist in Europe. Previously, from September 1991 through November 2000, Mr. Gordon served initially as President and Chief Executive Officer of Oracle Canada and then as Senior Vice President of Oracle Corporation for Europe, Middle East and Africa. Before joining Oracle, Mr. Gordon held senior management positions at IBM, Nortel and Bell Atlantic. He is a past Chair of the Information Technology Association of Canada. Mr. Gordon holds a degree in engineering science from Université Laval and the Advanced Management Program of Duke University.

Roy Davidson Trivett was appointed as a director of Imagis on March 4, 2002. Mr. Trivett has been the President of Trivett Holdings Ltd. since August 1994 and the President and a director of Silicon Slopes Capital Corp. since October 1998. From June 1986 through July 1994, Mr. Trivett served as President of Architel Systems Corp. Mr. Trivett served as a director of Architel from April 1996 through June 2000. Mr. Trivett currently serves as a director of Softcare EC Inc. and has served as a director of OCS Technologies Inc. (October 1996 to January 1997); and (d) DBA Telecom Corporation (April 1998 to June 1999). Mr. Trivett holds Bachelor and Masters degrees in engineering from Carleton University in Canada.

Treyton L. Thomas was appointed as a director of Imagis on July 9, 2002. Mr. Thomas founded the investment firm Pembridge Group in 1995 and serves as its Chairman. Prior to founding Pembridge, he spent eleven years in investment banking. Mr. Thomas graduated cum laude with a Bachelor of Liberal Arts from Harvard University with a concentration in Natural Sciences, and an optional field-of-study in Computer Science. He graduated tied for first in his class and was the recipient of both the Dean’s Academic Achievement Award, and the Phelps Award, which is the highest academic award given to three graduates each year based on academic achievement and character. Mr. Thomas completed the Advanced Management Program of the Harvard Business School.

Deepak Chopra has been a director of Imagis since July 8, 2002. Mr. Chopra is Chairman and CEO of OSI Systems, Inc. Mr. Chopra has served as OSI’s Chief Executive Officer and Director of OSI since OSI’s inception in May 1987, and has served as OSI’s Chairman of the Board since February 1992. From 1976 to 1987, Mr. Chopra held various positions with ILC Technology, Inc. a publicly-held manufacturer of lighting products, including serving as Chairman of the Board, Chief Executive Officer, President and Chief Operating Officer of ILC’s United Detector Technology Division, which was later acquired by OSI in 1990. Mr. Chopra has also held various positions at Intel Corporation, TRW Semiconductors and RCA Semiconductors. Mr. Chopra holds a B.S. in Electronics and a M.S. in Semiconductor Electronics.

Board of Directors

Each board member is elected annually and holds office until the next annual meeting of shareholders or until his or her successor has been elected or appointed, unless his or her office is earlier vacated in accordance with our Bylaws. Officers serve at the discretion of our Board and are appointed annually.

Except for Mr. Chopra, who was designated as a nominee to our Board by OSI pursuant to an agreement between OSI and Imagis, none of our directors or executive officers are parties to any arrangement or understanding with any other person with respect to their appointment as a director or officer of Imagis. None of our directors or executive officers has any family relationship with any other officer or director.

Audit Committee

Imagis has established an audit committee which was comprised of Robert Gordon, Treyton L. Thomas and Roy Davidson Trivett as of December 31, 2002. The audit committee recommends independent accountants to audit its financial statements, discusses the scope and results of the audit with the independent accountants, reviews its interim and year-end operating results with its executive officers and independent accountants, considers the adequacy of the internal accounting controls, considers the audit procedures of the Company and reviews the non-audit services to be performed by the independent accountants.

Compliance with Section 16(a) of the Exchange Act

The Company is a “foreign private issuer” as defined in Rule 3b-4 promulgated under the Securities Exchange Act of 1934, as amended, and therefore its officers, directors and greater than 10% shareholders are not subject to Section 16 of the Securities Exchange Act of 1934, as amended, pursuant to Rule 3a12-3(b) promulgated under such Act.

Item 10.  Executive Compensation.

Compensation of Named Executive Officers

The following table sets forth compensation paid to the Company’s only named executive officer. Only Imagis’ President and Chief Executive Officer received compensation in excess of US$100,000 during the year ended December 31, 2002.

Summary Compensation Table

Summary Compensation Table
		Compensation			Long-Term Compensation		Payouts
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Ohter Annual Compensation ($)	Restricted Stock Awards ($)	Securities Under Options (#)	LTIP Payouts ($)	All Other Compensation ($)

Iain Drummond	2002	153,167	25,000	N/A	N/A	300,000	N/A	N/A
President and	2001	144,000	N/A	N/A	N/A	100,000	N/A	N/A
Chief Executive	2000	143,667	N/A	N/A	N/A	N/A	N/A	N/A
Officer

_____________________________________

(1)	Mr. Drummond was issued 20,000 as a discretionary bonus at a deemed price of $1.25 based upon the closing price of the Company's common shares as of the date of board authorization.

Options Granted during the Year Ended December 31, 2002

The following table sets forth the Company’s stock options grants to its President and Chief Executive Officer during the year ended December 31, 2002:

Individual Grants

Name	Number of Securities Underlying Options	% of Total Options Granted to Employees in Fiscal Year	Exercise Price Per Share	Expiration Date

Iain Drummond	300,000	20.0	$1.50	August 31, 2007

Options Exercised during the Year Ended December 31, 2002

The following table sets forth for the Company’s President and Chief Executive Officer the number of shares acquired upon exercise of stock options during the year ended December 31, 2002 and the number of shares issuable subject to exercised and unexercised stock options held as of December 31, 2002.

Aggregated Options Exercised During 2002 Fiscal Year and Financial Year-End Option Values

			Number of Securities Underlying Unexercised Options at Fiscal Year-End		Value of Unexercised In-The-Money Options at Fiscal Year End(1)

Name	Shares Acquired on Exercise	Value Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

Iain Drummond	--	--	166,667	233,333	$32,000	$16,000

(1)

The value of unexercised in-the-money options at December 31, 2001 is based upon a price of $2.16 per share, the closing price of the Company's common shares at December 31, 2002 on the TSX Venture Exchange less the exercise price per share.

Employment Agreements

Imagis has entered into an employment agreement with Iain Drummond, the Company’s President and Chief Executive Officer. Mr. Drummond’s employment contract stipulates an annual salary of $155,000 and a bonus of up to $100,000 per year. The bonus can be earned on achievement of certain targets. Mr. Drummond’s contract does not contain any severance provisions.

Compensation of Directors

During the most recently completed financial year ended December 31, 2002, there was no cash compensation paid by Imagis to its directors for their services. There are no standard arrangements for any such compensation to be paid to members of Imagis’ board of directors other than reimbursement for expenses incurred in connection with their services as directors. The Company may grant stock options to its directors of which the timing, number, and exercise price are established on a case by case basis.

The following table outlines the stock purchase options that have been granted to the Company’s directors during the fiscal year ended December 31, 2002:

Director	Number of Options	Exercise Price	Expiry Date	Vesting Provision

Roy Trivett	250,000	$2.35	March 4, 2007	2 years
Trey Thomas	300,000	$2.35	July 31, 2007	2 years
Iain Drummond	300,000	$2.35	August 31, 2007	2 years

Four directors of Imagis have received consulting fees for work done outside of their duties as directors of Imagis. Mr. Revell has a consulting agreement with Imagis that provides for annual payments of US$100,000. Mr. Nazerali has a consulting agreement (effective October 1, 2002) that provides for annual payments of $150,000. See also “— Certain Relationships and Related Transactions”. Messrs. Thomas and Trivett were paid $22,992 and $20,000 (of which $10,000 was unpaid at December 31, 2002), respectively, in consulting fees for year ended December 31, 2002.

Item 11.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information concerning the number of the Company’s common shares owned beneficially as of December 31, 2002 by: (i) each person known to the Company to own more than five percent (5%) of any class of the Company’s voting securities; (ii) each director of the Company; and (iii) all directors and officers as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Title of Class	Name and Addresss of Beneficial Owner	Amount		Percent of Class(1)

Common Shares	Iain Drummond	194,166	(2)	*
	3307 West 6th Street
	Vancouver, B.C. V6R 1T2
	Canada

Common Shares	Altaf Nazerali	745,167	(3)	3.6%
	555 Palisade Drive
	North Vancouver, B.C. V7R 2H9
	Canada

Common Shares	Frederick Clarke	2,121,975	(4)	10.3%
	33610 East Broadway Avenue
	Mission, B.C. V2V 4M4
	Canada

Common Shares	Andy Amanovich	2,201,242	(5)	10.6%
	P.O. Box 33
	Granthams Landing, B.C. V0N 1X0
	Canada

Common Shares	Roy Davidson Trivett	344,300	(6)	1.7%
	2683 Country Woods Drive
	Surrey, BC V3S 0E6
	Canada

Common Shares	Treyton Thomas	100,000	(7)	*
	341/2Beacon Street
	Beacon Hill, MA 02108
	USA

Common Shares	Oliver "Buck" Revell	202,000	(8)	1.0%
	36 Victoria Drive, Suite A
	Rowlett, TX 75088-6062
	USA

Common Shares	Robert Gordon	60,000	(9)	*
	3760 14th Avenue
	Markham, Ont. L3R 3T7
	Canada

Common Shares	Deepak Chopra	1,458,334	(10)	7.0%
	OSI Systems Inc.
	12525 Chadron Avenue
	Manthorne, CA 90250
	USA

Common Shares	All directors and officers as a group (9 persons)	5,774,744		26.1%

*	Indicates less than one (1) percent

(1)	Based on an aggregate 20,596,705 common shares outstanding as of March 18, 2003.
(2)	Includes 166,666 common chares issuable pursuant to options exercisable within 60 days of March 18, 2003.
(3)	Includes 231,667 common shares issuable pursuant to options exercisable within 60 days of March 18, 2003 and 146,000 common shares owned by a company controlled by Mr. Nazerali.
(4)

1,811,387 common shares are indirectly held through Pacific Cascade Consultants Ltd ("Pacific"). Pacific Cascade is owned jointly by FWC Holdings Ltd. (a company controlled by Frederick Clarke) which owns 50% and Mr. Andy Amanovich (an officer of Imagis) who owns 50%. 260,588 common shares are indirectly held through 385078 B.C. Ltd. ("B.C. Ltd."). B.C. Ltd. is 50% owned by Pacific.

(5)

1,811,387 common shares are indirectly held through Pacific Cascade Consultants Ltd ("Pacific"). Pacific Cascade is owned jointly by FWC Holdings Ltd. (a company controlled by Frederick Clarke) which owns 50% and Mr. Andy Amanovich (an officer of Imagis) who owns 50%. 260,588 common shares are indirectly held through 385078 B.C. Ltd. ("B.C. Ltd."). B.C. Ltd. is 50% owned by Pacific. Includes 119,666 common shares issuable pursuant to options exercisable within 60 days of March 18, 2003.

(6)	Includes 250,000 common shares issuable pursuant to options exercisable within 60 days of March 18, 2003 and 45,000 common shares held by Trivett Holdings (a company controlled by Mr. Trivett).
(7)	Represents 100,000 common shares issuable pursuant to options exercisable within 60 days of March 18, 2003.
(8)	Includes 160,000 common shares issuable pursuant to options exercisable within 60 days of March 18, 2003.
(9)	Represents 60,000 common shares issuable pursuant to options exercisable within 60 days of March 18, 2003.
(10)

Includes 1,166,667 common shares and warrants to purchase 291,667 common shares exercisable within 60 days of March 18, 2003 held by OSI Systems Inc., of which Mr. Chopra is President and Chief Executive Officer.

(11)	Includes options to purchase 1,238,001 common shares exercisable within 60 days of March 18, 2003 and 291,667 common shares issuable pursuant to warrants exercisable within 60 days of March 18, 2003.

The Company is not aware of any arrangement that might result in a change in control in the future.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance

Equity Compensation Plans	3,006,888	$1.68	517,420
Approved by Security Holders

Equity Compensation Plans Not	303,967	$1.98	Nil
Approved by Security Holders

Total	3,310,855	$1.71	517,420

(1)	Includes the following warrants:

(i)

133,334 warrants exercisable to acquire 133,334 common shares of the Company at a price of $1.25 are held by Iain Drummond who is the President and Chief Executive Officer of the Company. These warrants were issued in consideration of Mr. Drummond renouncing his rights to acquire up to 6% equity interest in Imagis Cascade.

(ii)

15,633 warrants exercisable to acquire 15,633 common shares of the Company at a price of $1.81 are held by Canaccord Capital. These warrants were issued in conjunction with a private placement completed in November 2001.

(iii)

50,000 warrants exercisable to acquire 50,000 common shares of the Company at a price of $2.20 are held by Pembridge Group. These warrants were issued as compensation for consulting services provided to the Company.

(iv)

105,000 warrants exercisable to acquire 105,000 common shares of the Company at a price of $2.84 are held by Roth Capital Partners (“Roth”). These warrants were issued as compensation to Roth for service rendered in connection with the OSI private placement.

Item 12. Certain Relationships and Related Transactions.

(a)

Imagis paid administration expenses in the amount of $315,942 and $323,850 during the years ended December 31, 2002 and 2001 respectively, to International Portfolio Management Inc. (“IPM”) for administration services provided to Imagis. Mr. Nazerali, one of Imagis’ directors, is also a director, officer and shareholder of IPM. In addition, during 2001, Imagis repaid $578,222 and $494,095 of payables owed to IPM and Pacific Cascade Consultants Ltd., a company jointly owned by Andrew Amanovich, the Chief Technology Officer of Imagis and a former director of Imagis, for similar administrative services rendered to Imagis before 2001.

(b)

From October 2000 through August 2001 IPM made non-interest bearing advances to Imagis in the aggregate amount of $770,852, of which an aggregate of $620,852 was repaid. As of September 2001, the balance of $150,000 of unpaid advances was converted into the principal amount of an unsecured loan to Imagis with a one-year term and bearing interest at the annual rate of 10%. The loan was repaid in full during 2002 and 10,000 common shares of Imagis were issued to IPM as consideration for providing the unsecured loan.

(c)

During July 2002, the Company issued 1,166,667 common shares for gross proceeds to the company of US$1,750,001 by way of a private placement to OSI of which Deepak Chopra is a director and officer. The Company also issued 291,667 warrants to purchase the common shares of the Company for a period of two years at US$1.50 per share.

The Company entered into the following commitments with OSI:

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

Subsequent to December 31, 2002 the above agreements were amended as follows:

(i)

the strategic alliance agreement to develop and market integrated airport and security products with OSI has been extended to July 8, 2004. The expenditure commitment has been reduced to a minimum of US$125,000 on product development and the operation of an Airport Security Group to market the products.

(ii)

the agreement to engage OSI to provide software development services has been extended to December 31, 2004. The expenditure commitment has been reduced to a minimum of US$125,000, based on hourly rates charged at 85% of fair market value.

(iii)

the Company has agreed that, subject to regulatory approval, the exercise price of the warrants for the purchase of 291,667 shares, issued in conjunction with the private placement to OSI completed during 2002, will be reduced from US$1.50 (CDN$2.28) to the same price per share as that afforded the investors under the financing currently under negotiation.

(iv)	The Company has agreed to pay OSI a management fee of US$250,000 on or before March 20, 2004

(d)

On September 4, 2002 the Company acquired a license to certain software applications related to their use in certain specified business fields from Intacta, a company related by virtue of having a director in common. The Company paid USD$150,000 (CDN$236,395, recorded in Other Assets) cash in consideration of the license. The license expires on the latter of August 31, 2017 and the expiry date of the last patent of the underlying software. The cost of the license will be amortized over its 3 year expected useful life.

(e)

During 2002, the Company acquired patents from Intacta, a company related by virtue of having a director in common. The Company paid USD$50,000 (CDN$78,227, recorded in Other Assets) cash in consideration for the patents. The cost of the patents will be amortized over their 3 year estimated useful life.

(f)	During 2002, the Company paid consulting fees to its Chairman, Mr. Oliver (Buck) Revell in the amount of $156,714.

Except as otherwise disclosed herein, no director, senior officer, principal shareholder, or any associate or affiliate thereof, had any material interest, direct or indirect, in any transaction since the beginning of the last fiscal year of the Company that has materially affected it, or any proposed transaction that would materially affect it, except for an interest arising from the ownership of shares of the Company where the member will receive no extra or special benefit or advantage not shared on a pro rata basis by all holders of shares in the capital of the Company.

Item 13.  Exhibits and Reports on Form 8-K

(a) Exhibits

The following exhibits are filed (or incorporated by reference herein) as part of this Form 10-KSB:

Exhibit Number		Description

3	.1(1)	Articles of Incorporation

4	.1(1)	Shareholder Agreement dated February 23, 1999 among the Original Shareholders and the Former

Imagis Shareholders

4	.2(5)	Registration rights agreement dated July 8, 2002 between Imagis and OSI

10	.1(1)*	Employment Agreement dated February 23, 1999 between the Issuer and Iain Drummond

10	.2(2)*	Imagis Technologies Inc. 2000 Stock Option Plan

10	.3(3)	Form of Unit Subscription Agreement

10	.4(4)	Software Assets Sale and Assignment Agreement dated October 31, 2001 between Imagis and API

Technologies, LLC.

10	.5(5)	Subscription Agreement dated July 8, 2002 between Imagis and OSI

10	.6(5)	Letter of Intent dated July 8, 2002 between Imagis and OSI

10	.7(5)	Product Development and Marketing Agreement dated July 8, 2002 between Imagis and OSI

10	.8(5)	Software Developer Services Agreement dated July 8, 2002 between Imagis and OSI

10.9		Purchase Agreement dated August 30, 2002 between Imagis and Intacta for certain data encoding technologies

10.10		Agreement to amend the terms of Item 10.9 dated October 8, 2002

10.11		Agreement to amend the terms of Item 10.9 and 10.10 dated October 9, 2002

10.12		Agreement between Imagis and Intacta for the purchase of Intacta patents dated November 1, 2002

10	.13*	Consulting Agreement between Imagis and Altaf Nazerali dated October 1, 2002

10.14		Agreement between Imagis and Briyante for the development of a query application dated July 30,

2002

21.1		List of Subsidiaries

_________________

*	Indicates a management contract or compensatory plan or arrangement
(1)	Previously filed as part of Imagis' Registration Statement on Form 10-SB (File No. 000-30090).
(2)	Previously filed as part of Imagis' Annual Report on Form 10-KSB for the year ended December 31, 2000.
(3)	Previously filed as part of Imagis' Quarterly Report on Form 10-QSB for the period ended June 30, 2001.
(4)	Previously filed as part of Imagis' Quarterly Report on Form 10-QSB for the period ended March 31, 2002.
(5)	Previously filed as part of Imagis' Current Report on Form 8-K filed on December 19, 2002.

(b)	Reports on Form 8-K

(i)

On October 23, 2002, the Company filed a Form 8-K with a press release attached announcing that the Company in conjunction with its business partner Orion Scientific Systems had completed the deployment of one of the largest digital imaging sharing systems in the United States. The completion triggered the final payment on the previously announced contract including a final payment to the Company of US$500,000.

(ii)	On December 2, 2002, the Company filed a Form 8-K with the following documents attached as exhibits thereto:

•

a Registration Rights Agreement, a Subscription Agreement, a Letter of Intent to establish a joint venture in Brazil, a Product Development and Marketing Agreement to develop mutually agreed airport and transportation security products and the Software Developer Services Agreement, with all such agreements being between the Company and OSI and dated July 8, 2002;

•	the Company's information circular dated May 15, 2002.

(iii)

On December 19, 2002, the Company furnished on Form 8-K a press release announcing to disclose that the Company had signed a letter of agreement with Briyante Software Corp to acquire all the issued and outstanding shares of Briyante in return for common shares of the Company. The information and any exhibits in the Form 8-K furnished pursuant to Item 9 shall not be deemed to be filed under the Securities Exchange Act of 1934, as amended.

Item 14.  Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 139-14(c) under the Securities Exchange Act of 1934, as amended) as of a date (the “Evaluation Date”) within 60 days prior to the filing date of this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company (or its consolidated subsidiaries) required to included in the Company’s periodic SEC filings.

(b)	Changes in Internal Controls

There were no significant changes made to the Company’s internal controls or, to its knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions taken with regard to significant deficiencies and material weaknesses.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Vancouver, Province of British Columbia, on March 31, 2003.

IMAGIS TECHNOLOGIES INC. /s/ Iain Drummond Iain Drummond President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Oliver Revell Oliver Revell	Chairman and Director	March 31, 2003

/s/ Iain Drummond Iain Drummond	President, Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2003

/s/ Wayne Smith Wayne Smith	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2003

/s/ Treyton Thomas Treyton Thomas	Director	March 31, 2003

CERTIFICATION

I, Wayne Smith, certify that:

1.	I have reviewed this annual report on Form 10-KSB of Imagis Technologies Inc.;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.

The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003	/s/ Wayne Smith Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATION

I, Iain Drummond, certify that:

1.	I have reviewed this annual report on Form 10-KSB of Imagis Technologies Inc.;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.

The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003	/s/ Iain Drummond Iain Drummond Chief Executive Officer

CERTIFICATION PURSUANT TO
18 U.S.C. § 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Imagis Technologies Inc. (the “Company”) on Form 10-KSB for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “Report), I, Wayne Smith, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Wayne Smith Chief Financial Officer (Principal Financial and Accounting Officer) March 31, 2003

CERTIFICATION PURSUANT TO
18 U.S.C. § 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Imagis Technologies Inc. (the “Company”) on Form 10-KSB for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “Report), I, Iain Drummond, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Iain Drummond Iain Drummond Chief Executive Officer March 31, 2003