Form 10QSB
period 2003-03-31
IMAGIS TECHNOLOGIES INC
filed 2003-05-15
CIK 1088393

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------
                                   FORM 10-QSB

                                 ---------------

(Mark One)

          |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

                                       OR

          |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _____________ to _________________

                        Commission file Number: 000-30090

                                 ---------------
                            IMAGIS TECHNOLOGIES INC.
              (Exact name of small business issuer in its charter)
                                 ---------------

         British Columbia, Canada                      Not Applicable
     (State or other jurisdiction of          (IRS Employer Identification No.)
      incorporation or organization)

                         1630 - 1075 West Georgia Street
                           Vancouver, British Columbia

                    (Address of principal executive offices)

                                 (604) 684-2449
                           (Issuer's telephone number)
                                 ---------------

As of May 15, 2003, 20,671,705 common shares of the Company were issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

                            IMAGIS TECHNOLOGIES INC.

                                   FORM 10-QSB


                   For the Quarterly Period Ended March, 2003


                                      INDEX

PART I      Financial Information
  Item 1.   Financial Statements                                               4
  Item 2.   Management's Discussion and Analysis or Plan of Operations        18
  Item 3.   Controls and Procedures                                           22

PART II     Other Information
  Item 1.   Legal Proceedings                                                 23
  Item 2.   Changes in Securities                                             23
  Item 3.   Defaults Upon Senior Securities                                   23
  Item 4.   Submission of Matters to a Vote of Security Holders               23
  Item 5.   Other Information                                                 23
  Item 6.   Exhibits and Reports on Form 8-K                                  24

                    NOTE REGARDING FORWARD-LOOKING STATEMENTS

Except for statements of historical fact, certain information contained herein constitutes "forward-looking statements," including without limitation statements containing the words "believes," "anticipates," "intends," "expects," and words of similar import, as well as all projections of future results.

Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results or achievements of the Issuer to be materially different from any future results or achievements of the Issuer expressed or implied by such forward-looking statements. Such factors include, but are not limited to the following: the Issuer's limited operating history; the Issuer's need for additional financing; the Issuer's history of losses; the Issuer's dependence on a small number of customers; risks involving new product development; competition, management of growth and integration; risks of technological change; the Issuer's dependence on key personnel; risks involving lengthy sales cycles; marketing relationships and third-party suppliers; the Issuer's ability to protect its intellectual property rights; risks associated with exchange rate fluctuations; risks of software defects; risks associated with product liability; the directors' and officers' involvement in other projects; the Issuer's strategic alliances with Sanyo Semiconductor Company and Intacta Technologies Inc. ("Intacta") to form Zixsys Inc.; the Issuer's agreements with OSI Systems Inc. ("OSI"); the volatility of the Issuer's share price; risks associated with certain shareholders' exercising control over certain matters; and the other risks and uncertainties described in
Exhibit 99.1 of this Form 10-QSB.

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

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

The Company's financial statements for the three month period ended March 31, 2003 are included in response to Item 1 and have been compiled by management. The financial statements should be read in conjunction with Management's Discussion and Analysis or Plan of Operations (Part 1, Item 2) and other financial information included elsewhere in this Form 10-QSB.

                            IMAGIS TECHNOLOGIES INC.
                                 BALANCE SHEETS
                   AS AT MARCH 31, 2003 AND DECEMBER 31, 2002
                         (expressed in Canadian dollars)

                                                March 31,
                                                  2003             December 31,
                                               (Unaudited)            2002
                                             ---------------   -----------------

ASSETS

Current assets
   Cash and cash equivalents                 $      59,840     $         547,831
   Accounts receivable                             320,095               437,770
   Prepaid expenses and deposit                     38,933                75,537
                                             ---------------   -----------------
                                                   418,868             1,061,138

   Equipment                                       297,569               328,402


   Other assets                                    470,351               306,231
                                             ---------------   -----------------
                                             $   1,186,788      $      1,695,771
                                             ---------------   -----------------

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current liabilities
   Credit facility (note 3)                  $     186,115      $              -
   Accounts payable and accrued liabilities      1,392,217               648,901
   Deferred revenue                                279,218               339,485

   Capital lease obligations                        21,448                19,123
                                             ---------------   -----------------
                                                 1,878,998             1,007,509
                                             ---------------   -----------------

Long-term liabilities

   Capital lease obligations                        38,181                41,720
                                             ---------------   -----------------
                                                    38,181                41,720
                                             ---------------   -----------------

Shareholders' deficiency
    Share capital (note 4)                      17,626,656            17,361,118
    Advance on private placement (note 4)          146,780                     -
    Contributed surplus                            423,303               427,453
    Deficit                                   (18,927,130)          (17,142,029)
                                             ---------------   -----------------
                                                 (730,391)               646,542
                                             ---------------   -----------------
                                             $   1,186,788      $      1,695,771
                                             ---------------   -----------------

See accompanying notes to financial statements.

                            IMAGIS TECHNOLOGIES INC.
                      STATEMENTS OF OPERATIONS AND DEFICIT
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                         (expressed in Canadian dollars)
                      (Unaudited - Prepared by Management)


                                                Three months ended March 31,

                                                  2003                2002
                                                  ----                ----

Revenues:
   Software sales                          $      135,983          $     985,954
   Support and services                           134,019                 59,830
   Other                                            7,506                 24,500
                                             ---------------      --------------
                                                  277,508              1,070,284
                                             ---------------      --------------

Expenses:
   Administration                                 951,651                997,178
   Amortization                                    66,413                 31,876
   Bad debt expense                                42,074                      -
   Cost of materials                                3,014                 10,289
   Interest                                         6,330                  3,592
   Sales and marketing                            573,996                557,748
   Technology development                         278,543                369,706
   Technical services                             140,588                239,397
                                             ---------------      --------------
                                                2,062,609              2,209,786
                                             ---------------      --------------

Loss for the period                           (1,785,101)            (1,139,502)

Deficit, beginning of year                   (17,142,029)           (10,190,636)
                                             ---------------      --------------

Deficit, end of period                     $ (18,927,130)         $ (11,330,138)
                                             ===============      ==============
Loss per share - basic and diluted         $       (0.09)         $       (0.07)
                                             ===============      ==============

Weighted average number of                     20,483,622             16,708,795
shares outstanding                           ---------------      --------------

See accompanying notes to financial statements.

                            IMAGIS TECHNOLOGIES INC.
                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                         (expressed in Canadian dollars)
                      (Unaudited - Prepared by Management)

                                                Three months ended March 31,

                                                  2003                2002
                                                  ----                ----

Cash provided by (used in):

Operations:
   Loss for the period                       $  (1,785,101)        $ (1,139,502)
   Items not involving cash:
     Amortization                                    66,413               31,876
     Stock-based compensation                       (4,150)              223,781
     Accrued interest                                 1,115                    -
   Changes in non-cash operating working
      capital:
     Accounts receivable                            117,675            (706,479)
     Prepaids                                        36,604              (2,324)
     Accounts payable and accrued
       liabilities                                  743,315              100,214
     Deferred revenue                              (60,267)               17,492
                                             --------------      ---------------
                                                  (884,396)          (1,474,942)
                                             --------------      ---------------
Investments:
   Purchase of equipment                            (5,921)             (62,894)
   Short-term investments                                 -              908,836
   Deferred acquisition costs                     (190,338)                    -
                                             --------------      ---------------
                                                  (196,259)              845,942
                                             --------------      ---------------
Financing:
   Issuance of common shares for cash               265,538              523,748
   Advance on private placement                     146,780                    -
   Capital lease obligations                        (4,654)                    -
   Loan from related party                          185,000                    -
                                             --------------      ---------------
                                                    592,664              523,748
                                             --------------      ---------------

Decrease in cash                                  (487,991)            (105,252)
Cash and cash equivalents, beginning
 of period                                          547,831              200,659
                                             --------------      ---------------
Cash and cash equivalents, end of period     $       59,840      $        95,407
                                             ==============      ===============

                            IMAGIS TECHNOLOGIES INC.
                      STATEMENTS OF CASH FLOWS (continued)
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                         (expressed in Canadian dollars)
                      (Unaudited - Prepared by Management)

Supplementary information and disclosures:

   Interest paid                                        $ 5,215      $    3,592

   Issuance of common shares on conversion of special
   warrants                                                   -        1,195,750

   Equipment acquired under capital lease                 3,440                -

See accompanying notes to financial statements.

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

     These financial statements have been prepared on a going concern basis which includes the assumption that the Company will be able to realize its assets and settle its liabilities in the normal course of business. For the three months ended March 31, 2003, the Company has incurred a loss from operations of $1,785,101 and a deficiency in operating cash flow of $884,396. In addition, the Company has incurred significant operating losses and net utilization of cash in operations in all prior periods. Accordingly, the Company will require continued financial support from its shareholders and creditors until it is able to generate sufficient cash flow from operations on a sustained basis. Failure to obtain ongoing support of its shareholders and creditors may make the going concern basis of accounting inappropriate, in which case the Company's assets and liabilities would need to be recognized at their liquidation values. These financial statements do not include any adjustment due to this going concern uncertainty.

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

     (b)  Equipment:

          Equipment is recorded at cost and is amortized over its estimated useful life on a straight-line basis at the following annual rates:

            Asset                                              Rate
            -----                                              ----
            Computer hardware                                  30%
            Furniture and fixtures                             20%
            Software                                           100%

     (c)  Other Assets:

          Other assets is comprised of patents and a license. The assets are recorded at cost and are amortized over their estimated useful life on a straight-line basis at the following annual rates:

            Asset                                              Rate
            -----                                              ----
            Patents                                            33.3%
            License                                            33.3%

          Included in other assets is $210,387 which represents costs incurred by the Company through March 31, 2003 (December 31, 2002 - $20,048) relating to a proposed acquisition.

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

          Had compensation expense for employees been determined based on the fair value method, the Company's net loss and net loss per share for the three month period ended March 31, 2003 and 2002, would have been adjusted to the pro forma amounts indicated below:

                                                 Three months ended March 31,
                                                     2003            2002
                                            ------------------------------------

       Net loss - as reported                     $(1,785,101)    $(1,139,502)
       Net loss - pro forma                       (2,056,476)      (1,206,292)

       Net loss per share - as reported             $(0.09)          $(0.07)
       Net loss per share - pro form                 (0.10)           (0.07)
                                            ------------------------------------

          The pro forma amounts exclude the effect of stock options granted prior to January 1, 2002. The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model using the following average inputs: volatility - 120%, risk free interest rate - 5%, option term - 5 years, and dividend yield - nil.

          The weighted average fair value of employee stock options granted since January 1, 2002 was $2.05 per share purchase option.

                            IMAGIS TECHNOLOGIES INC.
                          NOTES TO FINANCIAL STATEMENTS
                         (expressed in Canadian dollars)
                      (Unaudited - Prepared by Management)

2.   Significant accounting policies, continued:

     (i)  Loss per share:

          Loss per share is calculated using the weighted average number of shares outstanding during the reporting period. This average includes common shares issued in a reporting period from their date of issuance. Diluted per share amounts are calculated by the treasury stock method whereby the assumed proceeds of dilutive exercisable instruments are applied to repurchase common shares at the average market price for the period. The resulting net issuance is included in the weighted average number for purposes of the diluted per share calculation. As all outstanding shares and warrants are anti-dilutive, there is no difference between basic and diluted loss per share. (j) Unaudited interim financial information:

          The information reported herein as at March 31, 2003 and for the three month periods ended March 31, 2003 and 2002 is unaudited. However, such financial information reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the results for the periods presented. The unaudited interim financial statements are prepared using accounting policies consistent with and should be read in conjunction with the Company's financial statements at at and for the period ended December 31, 2002 which are included in the Company's 2002 Annual Report on Form 10-KSB. Certain comparative figures have been reclassified to conform with the presentation adopted in the current reporting period. Results for the interim period ended March 31, 2003 are not necessarily indicative of what the results will be for the complete 2003 fiscal year.

3.   Credit facility:

     During the quarter ended March 31, 2003, the company received $185,000 through the issuance of a note payable to a former director of the Company. This note allows the Company to borrow up to $200,000 and bears interest at the prime rate plus 2% and is due on the earlier of May 31, 2003 or upon receipt of funds pursuant to an equity financing. The note is secured by the receivables of the Company. Through March 31, 2003 this note has accrued interest in the amount of $1,115. The terms of this loan arrangement were modified subsequent to the end of the quarter (see Note 6
     - Subsequent Events).

4.   Share capital:

     (a)  Authorized:

          100,000,000 common shares without par value

                            IMAGIS TECHNOLOGIES INC.
                          NOTES TO FINANCIAL STATEMENTS
                         (expressed in Canadian dollars)
                      (Unaudited - Prepared by Management)

4.   Share capital, continued:

     (b)  Issued:

                                                           Number
                                                          of shares             Amount
                                                       ----------------   -------------------

                                                       ----------------   -------------------
     Balance, December 31, 2001                             16,419,131            10,142,041
                                                       ----------------   -------------------

     Issued during year:
         On private placement                                1,166,667             2,660,001
         Options exercised                                     375,110               423,193
         Warrants exercised                                    894,776             1,571,090
         Issued on conversion of special warrants            1,427,682             3,098,070
         Issued as bonus for consulting agreement               37,500                78,750
         Issued as bonus in consideration of loan               10,000                19,000
         Issued as bonus to a director and officer              20,000                25,000
         Share issuance costs                                       --             (656,027)
                                                       ----------------   -------------------
     Balance, December 31, 2002                             20,350,866       $    17,361,118
                                                       ----------------   -------------------

     Issued during the period:
         Options exercised                                     112,505                98,870
         Warrants exercised                                    133,334               166,668
                                                       ----------------   -------------------
     Balance, March 31, 2003                                20,596,705       $    17,626,656
                                                       ----------------   -------------------

     (c)  Escrowed shares:

          As at December 31, 2001, 266,669 common shares were being held in escrow. These common shares were released from escrow on February 23, 2002.

     (d)  Special warrants:

          On November 9, 2001, 1,427,682 Special Warrants were sold at a price of $2.17 per Special Warrant (gross proceeds less offering costs equaled $2,822,861), each of which entitled the holder, upon exercise and without payment of further consideration, to acquire one common share of the Company and one-half of one common share purchase warrant (the "Warrants") of the Company. These Special Warrants were not issued as compensation for services rendered. Each whole Warrant will entitle the holder to purchase one common share of the Company at a price of $2.55. During 2002, all special warrants were converted into common shares. Also during 2002, the Company reduced the exercise price on some of the share purchase warrants as follows:

          (i)  288,018 share purchase warrants from $2.55 to $1.63;

          (ii) 220,200 share purchase warrants from $2.55 to $1.81;

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

                            IMAGIS TECHNOLOGIES INC.
                          NOTES TO FINANCIAL STATEMENTS
                         (expressed in Canadian dollars)
                      (Unaudited - Prepared by Management)


4.   Share capital, continued:

     (e)  Advance on private placement:

          During the quarter ended March 31, 2003, the Company received US$100,000 (CDN$146,780) from a director of the Company. The Company intends to issue stock in consideration of the amounts advanced to the director as part of the Company's next equity financing.

     (f)  Warrants:

          At December 31, 2002 and March 31, 2003, the following warrants were outstanding:

     -------------------------------------------------------------------------------------------------------------
       December 31,                                             March 31,    Exercise
           2002         Granted    Exercised      Expired         2003         price          Expiry date
     -------------------------------------------------------------------------------------------------------------
          133,334         --       (133,334)         --            --          $1.25       February 23, 2003
          220,200         --           --        (220,200)         --          $1.81         March 9, 2003
          15,633          --           --         (15,633)         --          $1.81         March 9, 2003
          50,000          --           --            --           50,000       $2.20        January 18, 2004
          291,667         --           --            --          291,667       $2.28          July 8, 2004
          105,000         --           --            --          105,000       $2.84         July 24, 2004
     -------------------------------------------------------------------------------------------------------------
          815,834         --       (133,334)     (235,833)       446,667
     =============================================================================================================

          The Company has agreed, subject to regulatory approval, that the exercise price of the warrants for the purchase of 291,667 shares, issued in conjunction with a private placement will be reduced from US$1.50 (Cdn$2.28) to the same price per share as that afforded the investors under the Company's next equity offering.

                            IMAGIS TECHNOLOGIES INC.
                          NOTES TO FINANCIAL STATEMENTS
                         (expressed in Canadian dollars)
                      (Unaudited - Prepared by Management)


4.   Share capital, continued:

     (g)  Options:

          At December 31, 2002 and March 31, 2003, the following options were outstanding:

     -------------------------------------------------------------------------------------------------------------
       December 31,                                             March 31,    Exercise
           2002         Granted    Exercised      Expired         2003         price          Expiry date
     -------------------------------------------------------------------------------------------------------------
          155,000         --        (80,000)         --           75,000       $0.30          July 6, 2003
           50,000         --           --            --           50,000       $1.00       February 25, 2004
           45,000         --           --            --           45,000       $1.00         March 25, 2004
           60,000         --           --            --           60,000       $1.00         July 19, 2004
          196,999         --        (11,000)      (20,000)       165,999       $1.00        January 19, 2005
          546,666         --           --            --          546,666       $1.00        August 30, 2006
           15,000         --           --            --           15,000       $2.35       September 2, 2005
           15,000         --           --            --           15,000       $2.35        November 2, 2005
          160,000         --           --            --          160,000       $2.20       December 19, 2006
           15,000         --           --            --           15,000       $2.06        December 5, 2005
           27,000         --           --            --           27,000       $1.99       December 20, 2005
            8,400         --           --            --            8,400       $1.50       December 20, 2005
          245,833         --           --          (3,333)       242,500       $1.50          May 14, 2006
          305,000         --           --         (35,000)       270,000       $2.35         March 4, 2007
           56,990         --        (21,505)         --           35,485       $2.97        February 8, 2004
           10,000         --           --            --           10,000       $2.24        January 31, 2007
          170,000         --           --         (40,000)       130,000       $2.35          May 15, 2007
          155,000         --           --            --          155,000       $2.35         June 30, 2007
          385,000         --           --            --          385,000       $2.35         July 31, 2007
          300,000         --           --            --          300,000       $2.35        August 31, 2007
           85,000         --           --            --           85,000       $2.35        October 31, 2007
     -------------------------------------------------------------------------------------------------------------

         3,006,888        --       (112,505)      (98,333)      2,796,050
     =============================================================================================================

                            IMAGIS TECHNOLOGIES INC.
                          NOTES TO FINANCIAL STATEMENTS
                         (expressed in Canadian dollars)
                      (Unaudited - Prepared by Management)


5.   Related party transactions not disclosed elsewhere are as follows:

     (a) included in administration expense is $nil (2002 - $91,963) for payments made to a company with a director in common for services rendered to the Company.

     (b) During the quarter ended March 31, 2003 the Company borrowed from a previous director of the Company an amount of $185,000. This loan is secured by the accounts receivable of the Company. Also included is interest payable of $1,115 (2002 - nil) which is payable pursuant to this loan (see also Note 6 - Subsequent events).

6.   Subsequent events:

     (a) Subsequent to March 31, 2003, 75,000 options were exercised for proceeds to the Company of $22,500.

     (b) Subsequent to March 31, 2003, the terms of the note payable issued to a previous director of the Company were modified to increase the total borrowings available from $200,000 to $500,000. The interest rate remains at the prime rate plus 2%. In addition the note is now secured by a General Security Agreement over the assets of Imagis, and a Source Code Escrow Agreement that requires Imagis to deposit into escrow its source codes together with a license to commercialize the source codes on a non-exclusive, world-wide, royalty-free basis for a period of five years, to be released only in the event that Imagis ceases operations or enters bankruptcy proceedings.

     (c) Subsequent to March 31, 2003, the Company has undergone an organizational restructuring and refocusing of its sales, marketing, and development efforts and as a result has temporarily laid off non-core employees from its global operations. The Company has also closed its Victoria, B.C office and consolidated its operations into its Vancouver, B.C. head office, and implemented significant general administrative expense reduction measures, in order to substantially reduce the Company's monthly operating expenses.

     (d) Pursuant to a Letter of Intent dated December 6, 2002 and an Arrangement Agreement dated February 14, 2003 the Company has agreed to acquire 100% of the issued and outstanding shares of Briyante Software Corp. ("Briyante"), a software development Company. Under the terms of this agreement the Company will issue 0.2857 of a common share for each 1 common share of Briyante. The arrangement agreement was approved by the shareholders of Briyante at an annual and special general meeting held on March 17, 2003 and by an order of the Supreme Court of British Columbia on March 20, 2003. Subsequent to March 31, 2003, the Company agreed to the postponement, pending amendments to the terms, of the acquisition of Briyante Software Corp. The agreement to amend the terms was brought about by the Company determining that it does not currently have sufficient working capital for the combined entity, as a result of a poor financial environment over the past six months. The revised terms of the acquisition are currently under negotiation. Any amendments will be subject to entering into a definitive amendment agreement, regulatory approval and any required shareholder approval. The Company is committed to completing its acquisition of Briyante and, in the interim, the Company and Briyante will continue to market each other's products and services.

     (e) Pursuant to a term sheet dated February 20, 2003, the Company entered into a private placement agreement to obtain financing of up to USD$4.0 million, with an initial sale of up to USD$1.5 million in the form of a special warrant and up to USD$2.5 million in the form of a series of sales of common shares under an effective registration agreement filed with the Securities and Exchange Commission. This agreement was subject to final documentation, approval of the board of directors of the Company, and regulatory approval. Subsequent to March 31, 2003, the Company was unable to reach agreement with the placee on the final terms of the private placement and the private placement was cancelled.

                            IMAGIS TECHNOLOGIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (expressed in Canadian dollars)

7.   United States generally accepted accounting principles:

     These financial statements have been prepared in accordance with generally accepted accounting principles in Canada ("Canadian GAAP") which differ in certain respects with accounting principles generally accepted in the United States ("U.S. GAAP"). Material issues that could give rise to measurement differences to these consolidated financial statements are as follows:

     (a)  Stock-based compensation:

          The Company has granted stock options to certain employees, directors, advisors, and consultants. These options are granted for services provided to the Company. For options issued subsequent to December 31, 2001, the Company amortizes the expense of all options issued to non-employees based on the Black-Scholes model under Canadian GAAP. For U.S. GAAP purposes, an enterprise recognizes or, at its option, discloses the impact of the fair value of stock options and other forms of stock-based compensation in the determination of income. The Company has elected under U.S. GAAP to continue to measure compensation cost for stock options granted to employees by the intrinsic value method. Options granted to non-employees prior to January 1, 2002, are required to be measured and recognized at their fair value as the services are provided and the options are earned. In addition, during the year ended December 31, 2001 and 2002, the Company repriced certain options and consequently, under U.S. GAAP, such options are accounted for as variable options and net increases in the underlying common shares market price since the repricing date are recognized as compensation cost until the options are exercised, expire or forfeited.

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

7.   United States generally accepted accounting principles, continued:

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

          The effect of these accounting differences on deficit, net loss, loss per share and future income taxes under United States accounting principles are as follows:

                                                                      Ended March 31,
                                                             2003                       2002

         Deficit, Canadian GAAP                    $         (18,927,130)     $         (11,330,138)
         Cumulative stock based compensation (a)              (1,315,767)                (1,538,636)
         Beneficial conversion options (b)                      (208,200)                  (208,200)
         Warrants issued for services (c)                       (722,000)                  (722,000)
                                                      --------------------      ---------------------
         Deficit, U.S. GAAP                        $         (21,173,097)     $         (13,798,974)
                                                      --------------------      ---------------------


                                                                    Three months ended
                                                                         March 31,
                                                              2003                       2002

         Loss for the period, Canadian GAAP        $          (1,785,101)     $          (1,139,502)
         Stock-based compensation                                (20,743)                  (484,024)
                                                      --------------------      ---------------------
         Loss for the period, U.S. GAAP                       (1,805,844)                (1,623,526)
                                                      --------------------      ---------------------
         Loss per share, U.S. GAAP - basic
           and diluted$                            $               (0.09)     $               (0.09)
                                                      --------------------      ---------------------

Item 2. Management's Discussion and Analysis or Plan of Operations

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

Use of estimates
----------------

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported or disclosed in the financial statements. Actual amounts may differ from these estimates.

Stock-based compensation
------------------------

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


Results of operations for the three months ended March 31, 2003 compared to March 31, 2002:

Revenues

Imagis' total revenues decreased 74% to $277,508 for the quarter ended March 31, 2003 over the comparable prior year level of $1,070,284, and decreased 4% over the fourth quarter 2002 level of $289,774. The lower revenues were attributable to lower software sales revenues.

Revenues from the Company's software products declined 86% to $135,983 this year as compared to $985,954 for 2002. The quarter ending March 31, 2002 included $620,000 in revenue from the Serco installation during that period and $300,000 from the Company's Alameda installation. There were no comparable large contracts during the same period this year, these orders were received during 2001 and the revenue was recorded as the installations were completed. The new orders received during 2003 were $70,389 higher than in 2002, a 118% increase.

Support and services revenues for 2003 were $134,019 and were 124% higher than in 2002 of $59,830. The support revenues are increasing as the sales revenues increased during 2002 and the deferred revenue of $279,218 recorded as at March 31, 2003 consists solely of ongoing support contracts, this represents a 264% increase over the 2002 deferred revenue balance of $76,676.

Other revenues were $7,506 for 2003, whereas comparable revenues of $24,500 were earned in the prior year. These revenues were primarily earned through interest revenue and fluctuate with the Company's cash balances.

Operating Costs

Operating expenses totaled $2,062,609 for 2003, which is 7% lower than the 2002 operating expenses of $2,209,786. The 2003 expenses include a one-time charge of USD$250,000 (CDN$366,950) incurred as a management fee owing to OSI Systems Inc. ("OSI") in consideration of renegotiating the terms of the agreements with OSI. Excluding this charge, the operating expenses for 2003 were $1,695,659, which represents a 23% reduction in expenses over the prior year. The lower costs over the prior period resulted from significant decreases in the areas of administration and technology development and technical services. Management of the Company has implemented significant cost reduction strategies during the final quarter of 2002 and throughout 2003 and the current operating expense rate is equivalent to approximately $3,000,000 per annum, providing an expected expense level of approximately $4,400,000 for fiscal 2003. Management intends to continue to reduce costs wherever possible without impinging upon the Company's ability to make sales, continue product development, and service customers.

Administration

Administrative costs for 2003 were $951,651, which is 5% lower than for 2002 of $997,178. These costs include the one-time management fee of USD$250,000 (CDN$366,950) described above. Excluding this charge, the administrative costs were $584,701, which represents a 41% reduction from the prior year. Administrative costs include staff salaries and related benefits and travel, stock based compensation, consulting and professional fees, facility and support costs, shareholder, regulatory and investor relations costs.

Generally all categories were lower due to the effects of cost reducing strategies, in particular including a significant reduction in travel costs and the use of outside consultants. Stock based compensation for the period was nil during 2003 as opposed to an expense of $223,781 during 2002. The Company's administrative costs have declined since the second quarter of 2002, primarily due to no longer using financial advisory services and contract support staff.

Bad debt expense

The bad debt expense in 2003 of $42,074 consists of a single customer that defaulted on payment for a software license. There was no comparable expense during the same period in 2002.

Interest and Amortization

Interest expense incurred this year primarily related to financing of equipment amounted to $6,330, up 76% from the prior year of $3,592. This is due to the acquisition of equipment during 2002. Amortization in 2003 amounted to $66,413 as compared to $31,876 for 2001. The increase in amortization expense reflects purchases of equipment and the amortization expense associated with the acquisition of the Intacta license and patents.

Sales and marketing

Sales and marketing expenses for 2003 were $573,996, and were comparable to those in 2002 of $557,748. Imagis significantly increased its sales and marketing efforts during 2002 in order to increase market awareness of the Company and its products and capitalize on expected increased sales opportunities. The Company has decreased its sales team subsequent to March 31, 2003 as part of its strategy of utilizing a more targeted marketing and sales strategy but no further decreases are currently contemplated. The Company expects that sales and marketing expenses will continue at approximately the same or reduced levels in future periods.

Technology development

The technology development expenses for 2003 were $278,542, which is 25% lower than the 2002 comparable costs of $369,706. Expenses were further reduced subsequent to March 31, 2003 through a reduction in staff and overhead costs. Technology development expenses are expected to remain at this approximate level until such time as market demand for new products necessitates adding resources. This will only occur when specific sales opportunities are identified.

Technical services

Costs for the technical services group were $140,588 this year, which is 41% lower than the comparable 2002 costs of $239,397. The technical services group generally assists the Company's strategic partners in their installation of Imagis' products and also provides clients with any technical support they may require under annual support contracts, and includes primarily costs for salaries, facilities and travel. The reduction is primarily due to a reduction in staff costs and travel, these costs were higher in 2002 due to expenses associated with completing the Alameda installation. Costs for future quarters will be dependent on the sales levels achieved by the Company.

Net Loss for the Period

Overall, the Company incurred a net loss for the first quarter of 2003 of $1,785,101or $0.09 per share, which is 57% higher than the net loss incurred during the first quarter of 2002 of $1,139,502 or $0.07 per share. Excluding the one-time charge of USD$250,000 (CDN$366,950) the loss was $1,418,151 or $0.07 per share. The primary cause of the increased loss was the lack of large contracts in progress during 2003, which resulted in a significant reduction in revenues.

Liquidity and Capital Resources

The Company's cash on hand at the beginning of the period aggregated $547,831. During the period, the Company received additional funds of $265,538 from the exercise of both stock options and warrants. In total, 112,505 options and 133,334 warrants were exercised which resulted in aggregate proceeds to the Company of $98,870 and $166,668, respectively. The Company also received USD$100,000 (CDN$146,780) as at March 31, 2003, as an advance on a future private placement and a loan from a related party of $185,000.

The Company used these funds primarily to finance its operating loss for the period. The impact on cash of the loss of $1,785,101, after adjustment for non-cash items and changes to other working capital accounts in the period, resulted in a negative cash flow from operations of $884,396. The Company also used funds to purchase capital equipment amounting to $5,921, repay capital leases of $4,654, and deferred acquisition costs of $190,338 related to its proposed acquisition of Briyante Software Corp.

In summary, the Company's cash position declined by $487,991 from $547,831 at the beginning of the period to $59,840 at March 31, 2003.

During the quarter ended March 31, 2003, the company received $185,000 through the issuance of a note payable to a former director of the Company. This note allows the Company to borrow up to $200,000 and bears interest at the prime rate plus 2% and is due on the earlier of May 31, 2003 or upon receipt of funds pursuant to an equity financing. The note is secured by the receivables of the Company. Through March 31, 2003 this note has accrued interest in the amount of $1,115. Subsequent to March 31, 2003, the terms of the note payable were modified to increase the total borrowings available from $200,000 to $500,000. The interest rate remains at the prime rate plus 2%. In addition, the note is now secured by a General Security Agreement over the assets of Imagis, and a Source Code Escrow Agreement that requires Imagis to deposit into escrow its source codes together with a license to commercialize the source codes on a non-exclusive, world-wide, royalty-free basis for a period of five years, to be released only in the event that Imagis ceases operations or enters bankruptcy proceedings.

Pursuant to a Letter of Intent dated December 6, 2002 and an Arrangement Agreement dated February 14, 2003 the Company has agreed to acquire 100% of the issued and outstanding shares of Briyante Software Corp. ("Briyante"), a software development Company. Under the terms of this agreement the Company will issue 0.2857 of a common share for each 1 common share of Briyante. The arrangement agreement was approved by the shareholders of Briyante at an annual and special general meeting held on March 17, 2003 and by an order of the Supreme Court of British Columbia on March 20, 2003. Subsequent to March 31, 2003, the Company agreed to the postponement, pending amendments to the terms, of the acquisition of Briyante Software Corp. The agreement to amend the terms was brought about by the Company determining that it does not currently have sufficient working capital for the combined entity, as a result of a poor financial environment over the past six months. The revised terms of the acquisition are currently under negotiation. Any amendments will be subject to entering into a definitive amendment agreement, regulatory approval and any required shareholder approval. The Company is committed to completing its acquisition of Briyante and, in the interim, the Company and Briyante will continue to market each other's products and services.

Subsequent to March 31, 2003, the Company has undergone an organizational restructuring and refocusing of its sales, marketing, and development efforts and as a result has temporarily laid off non-core employees from its global operations. The Company has also closed its Victoria, B.C office and consolidated its operations into its Vancouver, B.C. head office, and implemented significant general administrative expense reduction measures, in order to substantially reduce the Company's monthly operating expenses.

The Company does not have sufficient cash flow from operations to fund its operations beyond June 2003 and will be required to seek additional financing. In recognition of this situation, the Company is currently actively seeking financing. Pursuant to a term sheet dated February 20, 2003, the Company entered into a private placement agreement to obtain financing of up to USD$4.0 million, with an initial sale of up to USD$1.5 million in the form of a special warrant and up to USD$2.5 million in the form of a series of sales of common shares under an effective registration agreement filed with the Securities and Exchange Commission. This agreement was subject to final documentation, approval of the board of directors of the Company, and regulatory approval. Subsequent to March 31, 2003, the Company was unable to reach agreement with the placee on the final terms of the private placement and the private placement was cancelled.


There is no assurance that the Company will be able to secure any financing or that any financing secured will be obtained on terms favorable to the Company. Failure to obtain adequate financing could result in a substantial curtailment of Imagis' operations.

Item 3. Controls and Procedures

     (a)  Evaluation of Disclosure Controls and Procedures

          Under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 139-14(c) under the Securities Exchange Act of 1934, as amended) as of a date (the "Evaluation Date") within 90 days prior to the filing date of this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company (or its consolidated subsidiaries) required to included in the Company's periodic SEC filings.

     (b)  Changes in Internal Controls

          There were no significant changes made to the Company's internal controls or, to its knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions taken with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

          As of the date of this report, the Company is not a party to any legal proceedings, the adverse outcome of which, in management's opinion, individually or in the aggregate, would have a material effect on the Company's results of operations or financial position.

Item 2. Changes in Securities

     (a)  None

     (b)  None

     (c) The Company issued 91,000 common shares upon the exercise of stock options by three (3) persons in private transactions outside the United States for gross proceeds to the Company of $35,000. The options were exercised on the following dates for the following amounts: January 24, 2003 - 5,000 options for gross proceeds to the Company of $5,000; January 27, 2003 - 6,000 options for gross proceeds to the Company of $6,000; February 10, 2003 - 50,000 options for gross proceeds to the Company of $15,000; and March 12, 2003 - 30,000 options for gross proceeds to the Company of $9,000. The common shares were issued in reliance upon an exclusion from registration available under Regulation S ("Regulation S") promulgated under the Securities Act of 1933, as amended (the "Securities Act").

          On January 23, 2003, the Company issued 21,505 of its common shares upon the exercise of stock options to a consultant to the Company for gross proceeds of $63,870. The options were issued in reliance upon Rule 506 of Regulation D under the Securities Act of 1933. The consultant represented to the Company that he is an "accredited investor", as such term is defined under Rule 501 of Regulation D promulgated under the Securities Act at the time the option was granted and at the time of exercise of such option.

          The Company issued 133,334 of its common shares on February 10, 2003 upon the exercise of warrants by one (1) non-U.S. persons in private transactions outside the United States for gross proceeds to the Company of $166,668. The common shares were issued in reliance upon an exclusion from registration available under Regulation S promulgated under the Securities Act.

     (d)  None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended March 31, 2003.

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

The following exhibits are filed (or incorporated by reference herein) as part of this Form 10-QSB:

     Exhibit
     Number    Description
     ------    -----------

     3.1(1)    Articles of Incorporation
     4.1(1)    Shareholder  Agreement dated February 23, 1999 among the Original
               Shareholders and the Former Imagis Shareholders
     4.2(5)    Registration  rights  agreement dated July 8, 2002 between Imagis and OSI
     10.1(1)*  Employment  Agreement  dated February 23, 1999 between the Issuer and Iain Drummond
     10.2(2)*  Imagis Technologies Inc. 2000 Stock Option Plan
     10.3(3)   Form of Unit Subscription Agreement
     10.4(4)   Software  Assets Sale and Assignment  Agreement dated October 31,
               2001 between Imagis and API Technologies, LLC.
     10.5(5)   Subscription Agreement dated July 8, 2002 between Imagis and OSI
     10.6(5)   Letter of Intent dated July 8, 2002 between Imagis and OSI
     10.7(5)   Product  Development  and Marketing  Agreement dated July 8, 2002 between Imagis and OSI
     10.8(5)   Software  Developer Services Agreement dated July 8, 2002 between
               Imagis and OSI
     10.9(6)   Purchase  Agreement  dated  August 30,  2002  between  Imagis and
               Intacta for certain data encoding technologies
     10.10(6) Agreement to amend the terms of Item 10.9 dated October 8, 2002 10.11(6) Agreement to amend the terms of Item 10.9 and 10.10 dated October
               9, 2002
     10.12(6)  Agreement  between Imagis and Intacta for the purchase of Intacta patents dated November 1, 2002
     10.13(6)  Consulting  Agreement  between  Imagis and Altaf  Nazerali  dated
               October 1, 2002
     10.14(6)  Agreement  between  Imagis and Briyante for the  development of a query application dated July 30, 2002
     10.15     Revolving  Line of Credit dated  February 21, 2003 between Imagis and Altaf Nazerali
     10.16     Amended and Restated  Loan  Agreement:  Revolving  Line of Credit
               dated April 15, 2003 between Imagis and Altaf Nazerali
     10.17     General  Security  Agreement  dated April 15, 2003 between Imagis and Altaf Nazerali
     10.18     Grid  Promissory  Note dated February 21, 2003 between Imagis and
               Altaf Nazerali
     10.19     Grid  Promissory  Note Amended and Restated  dated April 15, 2003 between Imagis and Altaf Nazerali
     10.20     Source Code License Agreement dated April 15, 2003 between Imagis and Altaf Nazerali
     10.21     Source Code Escrow  Agreement dated April 15, 2003 between Imagis and Altaf Nazerali
     99.1      Risk Factors
     99.2      Form  51-901F as  required  by the  British  Columbia  Securities
               Commission

* Indicates a management contract or compensatory plan or arrangement

     (1) Previously filed as part of Imagis' Registration Statement on Form 10-SB (File No. 000-30090).
     (2) Previously filed as part of Imagis' Annual Report on Form 10-KSB for the year ended December 31, 2000.
     (3) Previously filed as part of Imagis' Quarterly Report on Form 10-QSB for the period ended June 30, 2001.
     (4) Previously filed as part of Imagis' Quarterly Report on Form 10-QSB for the period ended March 31, 2002.
     (5) Previously filed as part of Imagis' Current Report on Form 8-K filed on December 19, 2002.
     (6) Previously filed as part of Imagis' Annual Report on Form 10-KSB for the year ended December 31, 2002.

     (b)  Reports on Form 8-K

          On March 5, 2003, the Company furnished on a Form 8-K under Item 9 the following documents attached as exhibits thereto: the Notice of Annual General and Special Meeting of Shareholders, and the Information Circular relating to the proposed plan of arrangement involving Briyante and the Company. Such exhibits furnished pursuant to Item 9 on Form 8-K shall not be deemed filed under the Securities Exchange Act of 1934, as amended.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     IMAGIS TECHNOLOGIES INC.

Date: May 15, 2003
                                     /s/  Wayne Smith
                                     -------------------------------
                                     Wayne Smith
                                     Chief Financial Officer
                                     (Principal Financial and Accounting Officer
                                     and Duly Authorized Officer)

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c)  presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003                 /s/ Wayne Smith
                                   ----------------
                                   Wayne Smith
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c)  presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003                       /s/ Iain Drummond
                                         -----------------
                                         Iain Drummond
                                         Chief Executive Officer
                                         (Principal Executive Officer)

                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Imagis Technologies Inc. (the "Company") on Form 10-QSB for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report), I, Wayne Smith, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                                   /s/ Wayne Smith
                                   ---------------
                                   Wayne Smith
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)
                                   May 15, 2003

                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Imagis Technologies Inc. (the "Company") on Form 10-QSB for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report), I, Iain Drummond, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                                   /s/ Iain Drummond
                                   -----------------
                                   Iain Drummond
                                   Chief Executive Officer
                                   (Principal Executive Officer)
                                   May 15, 2003