Form 10QSB
period 2003-06-30
IMAGIS TECHNOLOGIES INC
filed 2003-08-14
CIK 1088393

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                -----------------
                                   FORM 10-QSB
                                -----------------


(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2003

                                       OR

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from to

                        Commission file Number: 000-30090
                                -----------------


                            IMAGIS TECHNOLOGIES INC.
              (Exact name of small business issuer in its charter)
                                -----------------

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

                                -----------------

As of August 14, 2003 20,679,705 common shares of the Company were issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

                            IMAGIS TECHNOLOGIES INC.

                                   FORM 10-QSB


                  For the Quarterly Period Ended June 30, 2003


                                      INDEX


PART I       Financial Information
  Item 1.    Financial Statements                                             1
  Item 2.    Management's Discussion and Analysis or Plan of Operations      17
  Item 3.    Controls and Procedures                                         24

PART II      Other Information
  Item 1.    Legal Proceedings                                               25
  Item 2.    Changes in Securities                                           25
  Item 3.    Defaults Upon Senior Securities                                 25
  Item 4.    Submission of Matters to a Vote of Security Holders             25
  Item 5.    Other Information                                               25
  Item 6.    Exhibits and Reports on Form 8-K                                25

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

PART 1 - FINANCIAL INFORMATION

Item 1.   Financial Statements


The Company's financial statements for the three and six month periods ended June 30, 2003 are included in response to Item 1. The financial statements should be read in conjunction with Management's Discussion and Analysis or Plan of Operations (Part 1, Item 2) and other financial information included elsewhere in this Form 10-QSB.


                                            IMAGIS TECHNOLOGIES INC.
                                                 BALANCE SHEETS
                                    AS AT JUNE 30, 2003 AND DECEMBER 31, 2002
                                         (expressed in Canadian dollars)



                                                                           June 30,
                                                                             2003               December 31,
                                                                          (Unaudited)               2002
                                                                       ------------------      ----------------
                               ASSETS
Current assets
   Cash and cash equivalents                                            $      43,425           $     547,831
   Accounts receivable                                                        364,607                 437,770
   Accrued revenue receivable                                                  85,277                       -
   Prepaid expenses and deposit                                                24,310                  75,537
                                                                       ---------------          --------------
                                                                              517,619               1,061,138
                                                                       ---------------          --------------
   Equipment (note 3)                                                         263,624                 328,402

   Other assets (note 4)                                                      485,468                 306,231

                                                                       ---------------          --------------
                                                                        $   1,266,711           $   1,695,771
                                                                       ---------------          --------------

              LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current liabilities
   Accounts payable and accrued liabilities                             $   1,719,757           $     648,901
   Credit facility (note 5)                                                   465,450                      -
   Advances payable (note 6)                                                  209,924                      -
   Capital lease obligations                                                   22,500                  19,123
   Deferred revenue                                                           211,216                 339,485
                                                                       ---------------          --------------
                                                                            2,628,847               1,007,509
                                                                       ---------------          --------------
Long-term liabilities
   Debentures payable (note 7)                                                 75,000                       -
   Capital lease obligations                                                   32,146                  41,720
                                                                       ---------------          --------------
                                                                              107,146                  41,720
                                                                       ------------------      ----------------
Shareholders' deficiency
    Share capital (note 8)                                                 17,657,156              17,361,118
    Contributed surplus                                                       421,123                 427,453
    Deficit                                                               (19,547,561)            (17,142,029)
                                                                       ---------------          --------------
                                                                           (1,469,282)                646,542
                                                                       ---------------          --------------
                                                                        $   1,266,711           $   1,695,771
                                                                       ---------------          --------------


Operations (note 1)
Subsequent events (note 10)
Commitments (note 11)

See accompanying notes to financial statements.

                                   IMAGIS TECHNOLOGIES INC.
                             STATEMENTS OF OPERATIONS AND DEFICIT
               FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2003 AND 2002
                                (expressed in Canadian dollars)
                             (Unaudited - Prepared by Management)


                                         Three months ended June 30,            Six months ended June 30,
                                          2003               2002               2003                2002
Revenues:
   Software sales                    $      188,497    $        922,622   $       324,480   $         1,908,576
   Support and services                     129,222              51,821           263,241               111,651
   Other                                        110              17,297             7,616                33,378
                                      --------------    ----------------   ---------------   -------------------
                                            317,829             991,740           595,337             2,053,605
                                      --------------    ----------------   ---------------   -------------------

Expenses:
   Administration                           352,109           1,014,145         1,303,760             2,011,323
   Amortization                              61,304              24,786           127,717                56,662
   Bad debt expense                           3,858                   -            45,932                     -
   Cost of materials                              -             143,172             3,014               153,461
   Interest                                  12,861               8,499            19,191                 3,672
   Sales and marketing                      315,990             836,177           889,986             1,393,925
   Technology development                    85,948             413,011           364,491               782,717
   Technical services                       106,190             209,822           246,778               449,219
                                      --------------    ----------------   ---------------   -------------------
                                            938,260           2,649,612         3,000,869             4,850,979
                                      --------------    ----------------   ---------------   -------------------

Loss for the period                       (620,431)         (1,657,872)       (2,405,532)           (2,797,374)

Deficit, beginning of period           (18,927,130)        (11,330,138)      (17,142,029)          (10,190,636)
                                      --------------    ----------------   ---------------   -------------------

Deficit, end of period               $ (19,547,561)    $   (12,988,010)   $  (19,547,561)   $      (12,988,010)
                                      --------------    ----------------   ---------------   -------------------

                                      --------------    ----------------   ---------------   -------------------
Loss per share - basic and diluted   $       (0.03)    $         (0.09)   $        (0.12)   $            (0.16)
                                      --------------    ----------------   ---------------   -------------------

                                      --------------    ----------------   ---------------   -------------------
Weighted average number of               20,666,364          17,713,530        20,575,498            17,213,938
shares outstanding
                                      --------------    ----------------   ---------------   -------------------



See accompanying notes to financial statements.

                               IMAGIS TECHNOLOGIES INC.
                               STATEMENTS OF CASH FLOWS
           FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2003 AND 2002
                            (expressed in Canadian dollars)
                         (Unaudited - Prepared by Management)



                                              Three months ended June 30,          Six months ended June 30,
                                                 2003             2002              2003              2002
Cash provided by (used in):

Operations:
   Loss for the period                      $    (620,431)   $  (1,657,872)    $  (2,405,532)   $   (2,797,374)
   Items not involving cash:
     Amortization                                   61,304           24,786           127,717            56,662
     Stock-based compensation                      (2,180)            2,150           (6,330)           225,932
     Accrued interest                                8,005                -             9,120                 -
   Changes in non-cash operating working
   capital:
     Accounts receivable                          (44,512)          659,690            73,163          (46,789)
     Accrued revenue receivable                   (85,277)        (362,296)          (85,277)         (362,296)
     Prepaid expenses                               14,623          (8,467)            51,227          (10,792)
     Accounts payable and accrued                  327,541         (49,030)         1,070,856            51,184
     liabilities
     Deferred revenue                             (68,002)          219,651         (128,269)           237,143
                                             --------------   --------------    --------------   ---------------
                                                 (408,929)      (1,171,388)       (1,293,325)       (2,646,330)
                                             --------------   --------------    --------------   ---------------
Investments:
   Purchase of equipment                           (1,141)        (142,289)           (7,061)         (205,183)
   Short-term investments                                -          772,098                 -         1,640,833
   Deferred acquisition costs                     (41,336)                -         (231,675)                 -
                                             --------------   --------------    --------------   ---------------
                                                  (42,477)          629,809         (238,736)         1,435,650
                                             --------------   --------------    --------------   ---------------
Financing:
   Advances under credit facility                  317,714                -           502,714                 -
   Repayments of credit facility                  (46,384)                -          (46,384)                 -
   Issuance of common shares for cash               30,500          792,126           296,038         1,315,874
   Share issue costs                                     -          (1,059)                 -           (1,059)
   Advances payable                                 63,144                -           209,924                 -
   Debentures payable                               75,000                -            75,000                 -
   Capital lease obligations                       (4,983)                -           (9,637)                 -
                                             --------------   --------------    --------------   ---------------
                                                   434,991          791,067         1,027,655         1,314,815
                                             --------------   --------------    --------------   ---------------

Increase (decrease) in cash                       (16,415)          249,488         (504,406)           104,135
Cash and cash equivalents, beginning of             59,840           55,306           547,831           200,659
period
                                             --------------   --------------    --------------   ---------------
Cash and cash equivalents, end of period    $       43,425   $      304,794    $       43,425   $       304,794
                                             =============    =============     ==============   ===============

                                IMAGIS TECHNOLOGIES INC.
                          STATEMENTS OF CASH FLOWS (continued)
            FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2003 AND 2002
                             (expressed in Canadian dollars)
                          (Unaudited - Prepared by Management)



Supplementary information and disclosures:
   Interest paid                               $       4,856  $            79   $        10,071   $      3,672

   Issuance of common shares on conversion of
   special warrants                                        -          652,320                 -      1,848,070

   Equipment acquired under capital lease                  -                -             3,440              -


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

     These financial statements have been prepared on a going concern basis which includes the assumption that the Company will be able to realize its assets and settle its liabilities in the normal course of business. At June 30, 2003, the Company has a working capital deficiency of $2,111,228 and has not made all its required payments under its credit facility (note 5). For the six month period ended June 30, 2003, the Company has incurred a loss from operations of $2,405,532 and a deficiency in operating cash flow of $1,293,325. In addition, the Company has incurred significant operating losses and net utilization of cash in operations in all prior periods. Accordingly, the Company will require continued financial support from its shareholders and creditors until it is able to generate sufficient cash flow from operations on a sustained basis. Failure to obtain ongoing support of its shareholders and creditors may make the going concern basis of accounting inappropriate, in which case the Company's assets and liabilities would need to be recognized at their liquidation values. These financial statements do not include any adjustment due to this going concern uncertainty.

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

     (b)  Equipment:

          Equipment is recorded at cost and is amortized over its estimated useful life on a straight-line basis at the following annual rates:

         -----------------------------------------------------------------
         Asset                                                   Rate
         -----------------------------------------------------------------
         Computer hardware                                       30%
         Furniture and fixtures                                  20%
         Software                                                100%
         -----------------------------------------------------------------

     (c)  Other Assets:

          Other assets include patents and a license. These assets are recorded at cost and are amortized over their estimated useful life on a straight-line basis at the following annual rates:

         -----------------------------------------------------------------
         Asset                                                   Rate
         -----------------------------------------------------------------
         Patents                                                 33.3%
         License                                                 33.3%
         -----------------------------------------------------------------

          Included in other assets is $251,722 which represents costs incurred by the Company through June 30, 2003 (December 31, 2002 - $20,048) relating to a proposed acquisition (See Note 10(a)).

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

               When a software product requires significant production, modification or customization, the Company generally accounts for the arrangement using the percentage-of-completion method of contract accounting. Progress to completion is measured by the proportion that activities completed are to the activities required under each arrangement. When the current estimate on a contract indicates a loss, a provision for the entire loss on the contract is made. In circumstances where amounts recognized as revenue under such arrangements exceed the amount invoiced, the difference is recorded as accrued revenue receivable.

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

          (ii) Support and services revenue:

               Up front payments for contract support and services revenue are deferred and are amortized to revenue over the period that the support and services are provided.

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

                            IMAGIS TECHNOLOGIES INC.
                          NOTES TO FINANCIAL STATEMENTS
                         (expressed in Canadian dollars)
                      (Unaudited - Prepared by Management)


2.   Significant accounting policies, continued:

     (g)  Income taxes:

          The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, future tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Future tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on future tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of substantive enactment. To the extent that it is not considered to be more likely than not that a future tax asset will be realized, a valuation allowance is provided.

     (h)  Unaudited interim financial information:

          The information reported herein as at June 30, 2003 and for the three and six month periods ended June 30, 2003 and 2002 is unaudited. However, such financial information reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the results for the periods presented. The unaudited interim financial statements are prepared using accounting policies consistent with and should be read in conjunction with the Company's financial statements as at and for the year ended December 31, 2002 which are included in the Company's 2002 Annual Report on Form 10-KSB. Certain comparative figures have been reclassified to conform to the presentation adopted in the current reporting period. Results for the interim periods ended June 30, 2003 are not necessarily indicative of what the results will be for the complete 2003 fiscal year.

          (i)  Stock-based compensation:

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

               Had compensation expense for employees been determined based on the fair value method, the Company's net loss and net loss per share for the three and six month periods ended June 30, 2003 and 2002, would have been adjusted to the pro forma amounts indicated below:

                                               Three months ended June 30,            Six months ended June 30,
                                            ----------------------------------    ----------------------------------
                                                  2003            2002                 2003             2002
                                            ----------------------------------    ----------------------------------

         Net loss -  as reported           $   (620,431)       (1,657,872)       $  (2,405,532)     (2,797,374)
         Net loss -  pro forma                 (851,222)       (2,064,992)          (2,907,698)     (3,308,849)

         Net loss per share -  as reported $     (0.03)          (0.09)          $    (0.12)           (0.16)
         Net loss per share - pro forma          (0.04)          (0.12)               (0.14)           (0.19)
                                            ----------------------------------    ----------------------------------

                            IMAGIS TECHNOLOGIES INC.
                          NOTES TO FINANCIAL STATEMENTS
                         (expressed in Canadian dollars)
                      (Unaudited - Prepared by Management)


2.   Significant accounting policies, continued:

     (i)  Stock-based compensation, continued:

          The pro forma amounts exclude the effect of stock options granted prior to January 1, 2002. The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model using the following average inputs: volatility - 120%, risk free interest rate - 5%, option term - 5 years, and dividend yield - nil.

          The weighted average fair value of employee stock options granted during 2002 is $2.05 per share purchase option. No stock options were granted during the six months ended June 30, 2003.

     (j)  Loss per share:

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

     (k)  Comparative figures:

          Certain comparative figures have been reclassified to conform to the presentation adopted in the current quarter.


3.   Equipment:

         ------------------------------ ------------------- ---------------------------- ----------------------------
                                                                    Accumulated                   Net Book
         At June 30, 2003                    Cost ($)            Amortization ($)                 Value ($)
         ------------------------------ ------------------- ---------------------------- ----------------------------
         Computer hardware                   348,717                  191,549                      157,168
         Furniture and fixtures              171,110                  68,112                       102,998
         Software                            112,868                  109,410                       3,458
         ------------------------------ ------------------- ---------------------------- ----------------------------
                                             632,695                  369,071                      263,624
         ------------------------------ ------------------- ---------------------------- ----------------------------

         ------------------------------ ------------------- ---------------------------- ----------------------------
                                                                    Accumulated                   Net Book
         At December 31, 2002                Cost ($)            Amortization ($)                 Value ($)
         ------------------------------ ------------------- ---------------------------- ----------------------------
         Computer hardware                   342,369                  155,878                      186,491
         Furniture and fixtures              168,782                  54,764                       114,018
         Software                            111,041                  83,148                       27,893
         ------------------------------ ------------------- ---------------------------- ----------------------------
                                             622,192                  293,790                      328,402
         ------------------------------ ------------------- ---------------------------- ----------------------------


4.   Other assets:

         ------------------------------ ------------------- ---------------------------- ----------------------------
                                                                    Accumulated                   Net Book
               At June 30, 2003              Cost ($)            Amortization ($)                 Value ($)
         ------------------------------ ------------------- ---------------------------- ----------------------------
         Patents                              78,227                  15,211                       63,016
         License                             236,395                  65,665                       170,730
         Deferred acquisition costs          251,722                     -                         251,722
         ------------------------------ ------------------- ---------------------------- ----------------------------
                                             566,344                  80,876                       485,468
         ------------------------------ ------------------- ---------------------------- ----------------------------

                            IMAGIS TECHNOLOGIES INC.
                          NOTES TO FINANCIAL STATEMENTS
                         (expressed in Canadian dollars)
                      (Unaudited - Prepared by Management)


4.   Other assets, continued:


         ------------------------------ ------------------- ---------------------------- ----------------------------
                                                                    Accumulated                   Net Book
             At December 31, 2002            Cost ($)            Amortization ($)                 Value ($)
         ------------------------------ ------------------- ---------------------------- ----------------------------
         Patents                              78,227                   2,173                       76,054
         License                             236,395                  26,266                       210,129
         Deferred acquisition costs           20,048                     -                         20,048
         ------------------------------ ------------------- ---------------------------- ----------------------------
                                             334,670                  28,439                       306,231
         ------------------------------ ------------------- ---------------------------- ----------------------------



5.   Credit facility:

     During the six month period ended June 30, 2003, the Company received cash pursuant to a loan agreement with a previous director of the Company in the amount of $367,000 and made repayments in the amount of $20,000. Also included in this loan are various expenses paid by the former director on behalf of the Company in the amount of $135,714 of which $26,384 has been repaid. The loan has accrued interest in the amount of $9,120 and remains unpaid as at June 30, 2003. The loan bore interest at the prime rate plus 2% and is secured by a General Security Agreement over the assets of the Company, and a Source Code Escrow Agreement that requires the Company to deposit into escrow its source codes together with a license to commercialize the source codes on a non-exclusive, world-wide, royalty-free basis for a period of five years, to be released only in the event that Imagis ceases operations or enters bankruptcy proceedings. The loan arrangement under which the credit facility was drawn expired on May 31, 2003 and the Company is in discussions with the lender to extend and possibly restructure the terms of the debt which was due to be repaid on May 31, 2003. At August 14, 2003, the previous director has not taken any action with respect to the security for the loan arrangement. Due to the fact that the credit facility has expired amounts owed under this facility now accrue interest at a rate of prime plus 5%.

6.   Advances payable:

     During the quarter ended June 30, 2003, the Company was advanced $61,214 from three directors of the Company. These advances are non-interest bearing, are unsecured and have no set date for repayment.

     During the quarter ended March 31, 2003, the Company received US$100,000 (CDN$148,710) from a director of the Company. The Company had intended to issue stock as part a proposed private placement to the director in settlement of this advance. However, the private placement as proposed did not proceed and both the Company and the director anticipate that the amount advanced by the director will be converted into a debt instrument. As at June 30, 2003 the advance is unsecured, non-interest bearing and has no set date for repayment.

7.   Debentures payable:

     During the quarter ended June 30, 2003, the Company received $75,000 through the issuance of a debenture. This debenture bears interest at prime plus 2%, requires interest to be paid monthly and is repayable on November 30, 2004. The debenture is secured by the assets of the Company but is subordinated to the credit facility loan agreement (See Note 5).

8.   Share capital:

     (a)  Authorized:

          100,000,000 common shares without par value

                            IMAGIS TECHNOLOGIES INC.
                          NOTES TO FINANCIAL STATEMENTS
                         (expressed in Canadian dollars)
                      (Unaudited - Prepared by Management)


8.   Share capital, continued:

     (b)  Issued:

                                                                       Number
                                                                     of shares                 Amount
                                                               -----------------------   -------------------

                                                               -----------------------   -------------------
         Balance, December 31, 2001                                        16,419,131            10,142,041
                                                               -----------------------   -------------------

         Issued during year:
              On private placement                                          1,166,667             2,660,001
              Options exercised                                               375,110               423,193
              Warrants exercised                                              894,776             1,571,090
          Issued on conversion of special warrants                          1,427,682             3,098,070
          Issued as bonus for consulting agreement                             37,500                78,750
          Issued as bonus in consideration of loan                             10,000                19,000
          Issued as bonus to a director and officer                            20,000                25,000
          Share issuance costs                                                     --             (656,027)

                                                               -----------------------   -------------------
         Balance, December 31, 2002                                        20,350,866   $        17,361,118
                                                               -----------------------   -------------------

         Issued during the period:
              Options exercised                                               195,505               129,370
              Warrants exercised                                              133,334               166,668

                                                               -----------------------   -------------------
         Balance, June 30, 2003                                            20,679,705    $       17,657,156
                                                               -----------------------   -------------------


     (c)  Escrowed shares:

          As at December 31, 2001, 266,669 common shares were being held in escrow. These common shares were released from escrow on February 23, 2002.

     (d)  Special warrants:

          On November 9, 2001, 1,427,682 Special Warrants were sold at a price of $2.17 per Special Warrant (gross proceeds less offering costs equaled $2,822,861), each of which entitled the holder, upon exercise and without payment of further consideration, to acquire one common share of the Company and one-half of one common share purchase warrant (the "Warrants") of the Company. These Special Warrants were not issued as compensation for services rendered. Each whole Warrant entitled the holder to purchase one common share of the Company at a price of $2.55. During 2002, all special warrants were converted into common shares. Also during 2002, the Company reduced the exercise price on some of the share purchase warrants as follows:

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

                            IMAGIS TECHNOLOGIES INC.
                          NOTES TO FINANCIAL STATEMENTS
                         (expressed in Canadian dollars)
                      (Unaudited - Prepared by Management)


8.   Share capital, continued:

     (e)  Warrants:

          At December 31, 2002 and June 30, 2003, the following warrants were outstanding:

         ---------------------------------------------------------------------------------------------------------
         December 31,                                           June 30,     Exercise
             2002       Granted    Exercised      Expired         2003         price          Expiry date
         ---------------------------------------------------------------------------------------------------------
            133,334       --       (133,334)         --            --          $1.25       February 23, 2003
            220,200       --           --        (220,200)         --          $1.81         March 9, 2003
            15,633        --           --         (15,633)         --          $1.81         March 9, 2003
            50,000        --           --            --          50,000        $2.20        January 18, 2004
            291,667       --           --            --          291,667      US$1.50         July 8, 2004
            105,000       --           --            --          105,000      US$1.80        July 24, 2004
         ---------------------------------------------------------------------------------------------------------
            815,834       --       (133,334)     (235,833)       446,667
         =========================================================================================================


          The Company has agreed, subject to regulatory approval, that the exercise price of the warrants for the purchase of 291,667 shares, issued in conjunction with a private placement will be reduced from US$1.50 to the same price per share as that afforded the investors under the Company's next equity offering.

     (f)  Options:

          The Company has granted stock options to certain employees, directors, officers, advisors, and consultants to buy an aggregate of 4,795,000 (2002 -4,795,000) common shares of the Company at prices ranging from $0.30 to $3.75 (2002 - $0.30 to $3.75). Of the 4,795,000 options granted, at June 30, 2003, 940,331 have been cancelled and 1,308,619 have been exercised (December 31, 2002 - 674,998 and 1,113,114 respectively). All options expire five years from the date of grant with the exception of 100,000 options issued during 2002 to a consultant that expire two years from the date of grant. A summary of the status of the Company's stock options at June 30, 2003 and December 31, 2002 and changes during the periods ended on those dates is presented below:

                                                      June 30, 2003                    December 31, 2002
                                            ------------------------------------------------------------------------
                                                Shares     Weighted average        Shares        Weighted average
                                                            exercise price                        exercise price
         -----------------------------------------------------------------------------------------------------------
         Outstanding, beginning of period     3,006,888          $1.68           1,953,664            $1.15
         -----------------------------------------------------------------------------------------------------------
            Granted                               -                -             1,610,000             2.23
            Exercised                         (195,505)          0.66            (375,110)             1.13
            Cancelled                         (265,333)          1.81            (181,666)             1.86
         -----------------------------------------------------------------------------------------------------------
         Outstanding, end of period           2,546,050          $1.75           3,006,888            $1.68
         -----------------------------------------------------------------------------------------------------------

                            IMAGIS TECHNOLOGIES INC.
                          NOTES TO FINANCIAL STATEMENTS
                         (expressed in Canadian dollars)
                      (Unaudited - Prepared by Management)


8.   Share capital, continued:

     (f)  Options, continued:

          At December 31, 2002 and June 30, 2003, the following options were outstanding:

         ---------------------------------------------------------------------------------------------------------
           December 31,                                          June 30,     Exercise
               2002        Granted   Exercised   Cancelled         2003        price          Expiry date
         ---------------------------------------------------------------------------------------------------------
             155,000         --      (155,000)       --             --         $0.30          July 6, 2003
              50,000         --         --           --           50,000       $1.00       February 25, 2004
              45,000         --         --           --           45,000       $1.00         March 25, 2004
              60,000         --         --        (60,000)          --         $1.00         July 19, 2004
             196,999         --      (19,000)     (37,000)       140,999       $1.00        January 19, 2005
             546,666         --         --           --          546,666       $1.00        August 30, 2006
              15,000         --         --           --           15,000       $2.35       September 2, 2005
              15,000         --         --           --           15,000       $2.35        November 2, 2005
             160,000         --         --           --          160,000       $2.20       December 19, 2006
              15,000         --         --           --           15,000       $2.06        December 5, 2005
              27,000         --         --           --           27,000       $1.99       December 20, 2005
               8,400         --         --           --            8,400       $1.50       December 20, 2005
             245,833         --         --        (13,333)       232,500       $1.50          May 14, 2006
             305,000         --         --        (35,000)       270,000       $2.35         March 4, 2007
              56,990         --      (21,505)        --           35,485       $2.97        February 8, 2004
              10,000         --         --           --           10,000       $2.24        January 31, 2007
             170,000         --         --        (40,000)       130,000       $2.35          May 15, 2007
             155,000         --         --        (15,000)       140,000       $2.35         June 30, 2007
             385,000         --         --        (65,000)       320,000       $2.35         July 31, 2007
             300,000         --         --           --          300,000       $1.50        August 31, 2007
              85,000         --         --           --           85,000       $2.35        October 31, 2007
         ---------------------------------------------------------------------------------------------------------
            3,006,888        --      (195,505)   (265,333)      2,546,050
         =========================================================================================================


9.   Related party transactions not disclosed elsewhere are as follows:

     (a) Included in administration expense is $nil (2002 - $178,300) for payments made to a company with a director in common for services rendered to the Company.

                            IMAGIS TECHNOLOGIES INC.
                          NOTES TO FINANCIAL STATEMENTS
                         (expressed in Canadian dollars)
                      (Unaudited - Prepared by Management)



10.  Subsequent events:

     (a) Pursuant to a Letter of Intent dated December 6, 2002 and an Arrangement Agreement dated February 14, 2003 the Company has agreed to acquire 100% of the issued and outstanding shares of Briyante Software Corp. ("Briyante"), a software development Company. The arrangement agreement was approved by the shareholders of Briyante at an annual and special general meeting held on March 17, 2003 and by an order of the Supreme Court of British Columbia on March 20, 2003. Subsequently the Company agreed to the postponement, pending amendments to the terms, of the acquisition of Briyante. The agreement to amend the terms was brought about by the Company determining that it did not have sufficient working capital for the combined entity, as a result of a poor financial environment over the past six months. The Arrangement Agreement expired on May 31, 2003. On June 20, 2003, the Company and Briyante entered into a Memorandum of Understanding to proceed with the acquisition of Briyante by the Company under the following terms:

          (i) The Company will acquire all outstanding shares of Briyante in exchange for shares of the Company, such that former shareholders of Briyante will own 40% of the outstanding share capital of the Company before the additional issuances to debt holders described below;

          (ii) The Company and Briyante will raise capital by way of a debt offering (the "Debt") to fund the operations of the Company and Briyante, the target for such offering being an aggregate amount of $1.63 million;

          (iii)As part of the Acquisition, the holders of the Debt will be offered a limited-time opportunity to convert the Debt for common shares of The Company (post-acquisition). The total number of shares issuable will be such that if the targeted maximum amount of $1.63 million in Debt is converted into equity, the holders of the Debt will be issued 21% of the equity of the Company (post-acquisition), with the current shareholders of the Company and Briyante being diluted on a pro rata basis. If the total amount of Debt converted is more or less than $1.63 million, the total number of shares issuable to holders of the Debt who convert will be adjusted pro rata; and

          (iv) Following the Acquisition and the conversion of the Debt into shares of the Company, the common shares of the Company will be consolidated on a basis acceptable to the Company and Briyante.

          The Company and Briyante have agreed to enter into a definitive agreement by August 20, 2003 in substantially the same form as the earlier Arrangement Agreement, subject to the terms above. The
          completion  of  the   acquisition  is  subject  to  execution  of  the
          definitive agreement, regulatory approval, and approval by the shareholders of both companies.

     (b) Subsequent to June 30, 2003, the Company entered into an agreement to issue an aggregate of 613,868 common shares at a deemed price of $0.2925 per share in settlement of $179,557 of debt owed to two arms-length creditors. The Company also agreed to issue common shares to its landlord in payment of the lease on its Vancouver head office through December 2003. The shares are to be issued on the first of each month based on the formula of the number of shares being equal to the monthly rent of $11,465 divided by the weighted average share price of the previous month less the maximum allowable discount under the rules of the TSX Venture Exchange. The debt settlement agreements are subject to regulatory approval.

                            IMAGIS TECHNOLOGIES INC.
                          NOTES TO FINANCIAL STATEMENTS
                         (expressed in Canadian dollars)
                      (Unaudited - Prepared by Management)


11.  Commitments:

     The Company is committed to the following lease payments over the next five years:


     ---------------------------------- ------------------------------------ --------------------- ------------------
                                                     Equipment                     Building
                                        ------------------------------------ ---------------------
                  Period                    Capital          Operating            Operating              Total
     ---------------------------------- ---------------- ------------------- --------------------- ------------------
        July 1 to December 31, 2003         15,565             20,358               60,675              96,598
     ---------------------------------- ---------------- ------------------- --------------------- ------------------
                   2004                     31,131             24,528              121,350              177,009
     ---------------------------------- ---------------- ------------------- --------------------- ------------------
                   2005                     13,412             3,361                60,675              77,448
     ---------------------------------- ---------------- ------------------- --------------------- ------------------
                   2006                        -               2,928                  -                  2,928
     ---------------------------------- ---------------- ------------------- --------------------- ------------------
                   2007                        -               1,708                  -                  1,708
     ---------------------------------- ---------------- ------------------- --------------------- ------------------
                                            60,108             52,883              242,700              355,691
     ---------------------------------- ---------------- ------------------- --------------------- ------------------

     The Company has entered into the following commitments with OSI Systems Inc ("OSI"):

     (a) The Company has entered into a strategic alliance to develop and market integrated airport and security products. The Company has committed to expend a minimum of USD$125,000 by July 8, 2004 on product development and the operation of an Airport Security Group to market the products.

     (b) The Company has committed to engage OSI to provide software development services. The Company has agreed to expend a minimum of USD$125,000, based on hourly rates charged at 85% of fair market value, prior to December 31, 2004.

     (c) The Company has entered into a Letter of Intent to form a joint venture for the purpose of establishing a manufacturing and marketing operation in Brazil. The Company has agreed to invest USD$250,000 cash in the joint venture in order to acquire a 20% interest. This investment is contingent upon the Company's joint venture partner fulfilling certain obligations prior to July 8, 2004.

     (d) The Company has agreed that, subject to regulatory approval, to modify the exercise price of the warrants issued to OSI in conjunction with a private placement for the purchase of 291,667 shares. The Company has agreed to reduce the exercise price from USD$1.50 (CDN$2.28) to the same price per share as that afforded the investors under the next equity offering of the Company.

12.  Financial instruments and risk management:

     (a)  Fair values:

          The fair value of the Company's financial instruments, represented by cash, accounts receivable, accrued revenue receivable, accounts payable and accrued liabilities, credit facility, advances payable, and debentures, approximates their carrying values due to their ability to be promptly liquidated or their immediate or short term to maturity. Based on current interest rates relative to those implicit in the leases, the fair value of capital lease obligations is estimated to not be materially different from their carrying values.

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


13.  Segmented information:

     The Company operates in a single segment, the development and sale of software. Management of the Company makes decisions about allocating resources based on this one operating segment.

     Substantially all revenue is derived from sales to customers located in Canada, the United States, the United Kingdom and Japan. Geographic information is as follows:

                                           Six months ended June 30, 2003         Six months ended June 30, 2002
                                        -------------------------------------- --------------------------------------
     Canada                                            58,130                                 148,630
     United States                                     383,160                                496,895
     United Kingdom                                    70,030                                 844,174
     Japan                                                -                                   485,317
     Other                                             84,017                                 78,589
                                        -------------------------------------- --------------------------------------
                                                       595,337                               2,053,605


     Substantially all of the Company's fixed assets are in Canada.

     Major customers, representing 10% or more of total sales, include:

                                           Six months ended June 30, 2003         Six months ended June 30, 2002
                                        -------------------------------------- --------------------------------------
     Customer A                                        176,123                                414,626
     Customer B                                        14,668                                 828,191
     Customer C                                           -                                   485,191



14.  United States generally accepted accounting principles:

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



14.  United States generally accepted accounting principles, continued:

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

     (c)  Warrant issuance for services:

          During the year ended December 31, 2000, the Company issued 200,000 warrants having an exercise price of $3.50 each for services rendered. In accordance with the Company's accounting policies, for Canadian GAAP purposes no value was assigned to these warrants. For U.S. GAAP purposes, the fair value of these warrants would be determined based on an option pricing model and recognized as the services are provided.

          The effect of these accounting differences on deficit, net loss, loss per share and future income taxes under United States accounting principles are as follows:

                                                                     --------------------      ---------------------
                                                                        June 30, 2003                  2002
                                                                     --------------------      ---------------------
     Deficit, Canadian GAAP                                       $         (19,547,561)     $         (17,142,029)
     Cumulative stock based compensation (a)                                 (1,319,286)                (1,295,024)
     Beneficial conversion options (b)                                         (208,200)                  (208,200)
     Warrants issued for services (c)                                          (722,000)                  (722,000)
                                                                     --------------------      ---------------------
     Deficit, U.S. GAAP                                           $         (21,797,047)     $         (19,367,253)
                                                                     --------------------      ---------------------


                                                      Three months ended                  Six months ended
                                                           June 30,                           June 30,
                                               --------------------------------- -----------------------------------
                                                     2003             2002              2003              2002
                                                 --------------   --------------    --------------   ---------------
     Loss for the period, Canadian GAAP        $     (620,431)   $  (1,657,872)    $  (2,405,532)   $   (2,797,374)
     Stock-based compensation (a)                      (3,519)           95,391          (24,262)         (388,633)
                                                 --------------   --------------   --------------   ---------------
     Loss for the period, U.S. GAAP                  (623,950)      (1,562,481)       (2,429,794)       (3,186,007)
                                                 --------------   --------------   --------------   ---------------
     Loss per share, U.S. GAAP - basic and
     diluted                                   $        (0.03)   $       (0.09)    $       (0.12)   $        (0.19)
                                                 --------------   --------------    --------------   ---------------


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

     When a software product requires significant production, modification or customization, the Company generally accounts for the arrangement using the percentage-of-completion method of contract accounting. Progress to completion is measured by the proportion that activities completed are to the activities required under each arrangement. When the current estimate on a contract indicates a loss, a provision for the entire loss on the contract is made. In circumstances where amounts recognized as revenue under such arrangements exceed the amount invoiced, the difference is recorded as accrued revenue receivable.

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

(ii) Support and services revenue:

     Up front payments for contract support and services revenue are deferred and are amortized to revenue over the period that the support and services are provided.


Results of operations for the three months ended June 30, 2003 compared to June 30, 2002:

Revenues

Imagis' total revenues decreased 68% to $317,829 for the quarter ended June 30, 2003 over the comparable prior year level of $991,740, and increased 15% over the first quarter 2003 level of $277,508. The lower revenues were attributable to lower software sales revenues.

Revenues from the Company's software products declined 80% to $188,497 this year as compared to $922,622 for 2002. The quarter ending June 30, 2002 included $208,191 in revenue from the Serco installation, $80,000 from the Company's Alameda installation and $483,091 from the Zixsys license sale. There were no comparable large contracts during the same period this year. The Alameda and Serco orders were received during 2001 and the revenue was recorded as the installations progressed and were completed in 2002.

Support and services revenues for 2003 were $129,222 and were 149% higher than in 2002 of $51,821. The support revenues are increasing as the sales revenues increased during 2002 and the deferred revenue of $211,216 recorded as at June 30, 2003 consists solely of ongoing support contracts, this is consistent with the June 30, 2002 deferred revenue balance of $296,327.

Other revenues were $110 for 2003, whereas comparable revenues of $17,297 were earned in the prior year. These revenues were primarily earned through interest revenue and fluctuate with the Company's cash balances.

Operating Costs

Operating expenses totaled $938,260 for 2003, which is 65% lower than the 2002 operating expenses of $2,649,612. The lower costs over the prior period resulted from significant decreases in the areas of administration, sales and marketing, and technology development and technical services. Management has implemented significant cost reduction strategies during the final quarter of 2002 and through April 2003. The month of May 2003 is the first month that the Company fully realized all of the cost reductions. The current operating expense rate is equivalent to approximately $3,000,000 per annum, providing an expected expense level of approximately $4,500,000 for fiscal 2003. Management intends to continue to reduce costs wherever possible without impinging upon the Company's ability to make sales, continue product development, and service customers.

Administration

Administrative costs for 2003 were $352,109, which is 65% lower than for 2002 of $1,014,145. Administrative costs include staff salaries and related benefits and travel, stock based compensation, consulting and professional fees, facility and support costs, shareholder, regulatory and investor relations costs.

Generally all categories were lower due to the effects of cost reducing strategies, in particular a significant reduction in travel costs and the use of outside consultants. The Company's administrative costs have declined since the second quarter of 2002, primarily due to no longer using financial advisory services and contract support staff.

Interest and Amortization

Interest expense incurred this year primarily related to financing of equipment amounted to $3,561, down 58% from the prior year of $8,499. Overall interest expense increased from $8,499 to $12,861 due to $9,120 in interest charged on the Company's credit facility. Amortization in 2003 amounted to $61,304 as compared to $24,786 for 2002. The increase in amortization expense reflects purchases of equipment and the amortization expense associated with the acquisition of the Intacta license and patents during 2002.

Cost of Materials

Cost of materials during 2002 consisted of one-time costs associated with the Alameda installation and Zixsys license. There was no comparable expense in 2003.

Sales and marketing

Sales and marketing expenses for 2003 were $315,990, and were 62% lower than in 2002 of $836,177. Imagis significantly increased its sales and marketing efforts during 2002 in order to increase market awareness of the Company and its products and capitalize on expected increased sales opportunities. These expected opportunities did not fully materialize. The Company has now decreased its sales team and streamlined its associated travel and marketing costs as part of its strategy of utilizing a more targeted marketing and sales strategy. No further decreases are currently contemplated. The Company expects that sales and marketing expenses will continue at approximately the same levels in future periods. Sales and marketing costs may be increased if management identifies specific opportunities that require an increase in resources but only in the event that identifiable revenues exist.

Technology development

The technology development expenses for 2003 were $85,948, which is 79% lower than the 2002 comparable costs of $413,011. The 2003 total is net of a $100,000 recovery of software consulting fees recognized in the period ended June 30, 2003 relating to sub-contracted software development written off during 2002. Recurring expenses were reduced to $185,948 through a reduction in staff and overhead costs. Technology development expenses are expected to remain at this approximate level until such time as market demand for new products necessitates adding resources. This will only occur when specific sales opportunities are identified.

Technical services

Costs for the technical services group were $106,190 this year, which is 49% lower than the comparable 2002 costs of $209,822. The technical services group generally assists the Company's strategic partners in their installation of Imagis' products and also provides clients with any technical support they may require under annual support contracts, and includes primarily costs for salaries, facilities and travel. The reduction is primarily due to a reduction in all areas. Costs for future quarters will be dependent on the sales levels achieved by the Company.

Net Loss for the Period

Overall, the Company incurred a net loss for the second quarter of 2003 of $620,431 or $0.03 per share, which is 63% lower than the net loss incurred during the second quarter of 2002 of $1,657,872 or $0.12 per share. Even though the Company experienced reduced revenues during the period the loss was dramatically reduced through management's cost reduction strategies. Management believes that the Company will be able to achieve break even operations during the final quarter of 2003.

Results of operations for the six months ended June 30, 2003 compared to June 30, 2002:

Revenues

Imagis' total revenues decreased 71% to $595,337 for the six months ended June 30, 2003 over the comparable prior year level of $2,053,605. The lower revenues were attributable to lower software sales revenues.

Revenues from the Company's software products declined 83% to $324,480 this year as compared to $1,908,576 for 2002. The period ending June 30, 2002 included $828,191 in revenue from the Serco installation, $380,009 from the Company's Alameda installation and $483,091 from the Zixsys license sale. There were no comparable large contracts during the same period this year, the Alameda and Serco orders were received during 2001 and the revenue was recorded as the installations progressed and were completed in 2002.

Support and services revenues for 2003 were $263,241 and were 136% higher than in 2002 of $111,651. The support revenues are increasing as the sales revenues increased during 2002 and the deferred revenue of $211,216 recorded as at June 30, 2003 consists solely of ongoing support contracts, this is consistent with the June 30, 2002 deferred revenue balance of $296,327.

Other revenues were $7,616 for 2003, whereas comparable revenues of $33,378 were earned in the prior year. These revenues were primarily earned through interest revenue and fluctuate with the Company's cash balances.

Operating Costs

Operating expenses totaled $3,000,869 for 2003, which is 38% lower than the 2002 operating expenses of $4,850,979. The 2003 expenses include a one-time charge of USD$250,000 (CDN$366,950) incurred as a management fee owing to OSI Systems Inc. ("OSI") in consideration of renegotiating the terms of the agreements with OSI. 2003 expenses also include a one-time expense recovery of $100,000 relating to sub-contracted software development expensed during 2002. Excluding these items, the operating expenses for 2003 were $2,733,919, which represents a 44% reduction in expenses over the prior year. The lower costs over the prior period resulted from significant decreases in the areas of administration, sales and marketing, and technology development and technical services. Management has implemented significant cost reduction strategies during the final quarter of 2002 and through April 2003. The month of May of 2003 is the first month that the Company fully realized all of the cost reductions. The current operating expense rate is equivalent to approximately $3,000,000 per annum, providing an expected expense level of approximately $4,500,000 for fiscal 2003. Management intends to continue to reduce costs wherever possible without impinging upon the Company's ability to make sales, continue product development, and service customers.

Administration

Administrative costs for 2003 were $1,303,760, which is 35% lower than for 2002 of $2,011,323. These costs include the one-time management fee of USD$250,000 (CDN$366,950) described above. Excluding this charge, the administrative costs were $936,810, which represents a 53% reduction from the prior year. Administrative costs include staff salaries and related benefits and travel, stock based compensation, consulting and professional fees, facility and support costs, shareholder, regulatory and investor relations costs.

Generally all categories were lower due to the effects of cost reducing strategies, in particular a significant reduction in travel costs and the use of outside consultants. Stock based compensation expense for the period was nil during 2003 as opposed to an expense of $147,182 during 2002. The Company's administrative costs have declined since the second quarter of 2002, primarily due to no longer using financial advisory services and contract support staff.

Bad debt expense

The bad debt expense in 2003 of $45,932 consists of one customer that defaulted on payment for software licenses and one customer that defaulted on payment of reimbursable expenses. There was no comparable expense during the same period in 2002.

Interest and Amortization

Interest expense incurred this year primarily related to financing of equipment amounted to $10,071. This is due to the acquisition of equipment during 2002. Overall interest expense also increased $9,120 due to interest charged on the Company's credit facility. Amortization in 2003 amounted to $127,717 as compared to $56,662 for 2002. The increase in amortization expense reflects purchases of equipment and the amortization expense associated with the acquisition of the Intacta license and patents.

Cost of Materials

Cost of materials during 2002 consisted of one-time costs associated with the Alameda installation and Zixsys license. There was no comparable expense in 2003.

Sales and marketing

Sales and marketing expenses for 2003 were $889,986, and were 36% lower than in 2002 of $1,393,925. Imagis significantly increased its sales and marketing efforts during 2002 in order to increase market awareness of the Company and its products and capitalize on expected increased sales opportunities. These expected opportunities did not fully materialize. The Company has now decreased its sales team and streamlined its associated travel and marketing costs as part of its strategy of utilizing a more targeted marketing and sales strategy. No further decreases are currently contemplated. The Company expects that sales and marketing expenses will continue at the current level in future periods. Sales and marketing costs may be increased if management identifies specific opportunities that require an increase in resources but only in the event that identifiable revenues exist.

Technology development

The technology development expenses for 2003 were $364,491, which is 53% lower than the 2002 comparable costs of $782,717. The 2003 total is net of a $100,000 recovery of software consulting fees recognized in the period ended June 30, 2003 relating to sub-contracted software development written-off during 2002. Recurring expenses were reduced to $464,491 through a reduction in staff and overhead costs. Technology development expenses are expected to remain at the current level until such time as market demand for new products necessitates adding resources. This will only occur when specific sales opportunities are identified.

Technical services

Costs for the technical services group were $246,778 this year, which is 45% lower than the comparable 2002 costs of $449,219. The technical services group generally assists the Company's strategic partners in their installation of Imagis' products and also provides clients with any technical support they may require under annual support contracts, and includes primarily costs for salaries, facilities and travel. The reduction is primarily due to a reduction in all areas. Costs for future quarters will be dependent on the sales levels achieved by the Company.

Net Loss for the Period

Overall, the Company incurred a net loss for the first six months of 2003 of $2,405,532 or $0.12 per share, which is 14% lower than the net loss incurred during the second quarter of 2002 of $2,797,374 or $0.16 per share. Even though the Company experienced reduced revenues during the period the loss was reduced through management's cost reduction strategies. May of 2003 is the first month that fully realizes all of the cost reductions and management believes that the Company will be able to achieve break even operations during the final quarter of 2003.

Liquidity and Capital Resources

The Company's cash on hand at the beginning of the period aggregated $547,831. During the period, the Company received additional funds of $296,038 from the exercise of both stock options and warrants. In total, 195,505 options and 133,334 warrants were exercised which resulted in aggregate proceeds to the Company of $129,370 and $166,668, respectively. The Company also received USD$100,000 (CDN$148,710) and $61,214 in unsecured loans from directors.

Under a credit facility the Company received cash pursuant to a loan agreement with a previous director of the Company in the amount of $367,000 and made repayments in the amount of $20,000. Also included in this loan are various expenses paid by the former director on behalf of the Company in the amount of $135,714 of which $26,384 has been repaid. The loan has accrued interest in the amount of $9,120 and the total of $465,450 remains unpaid as at June 30, 2003. The loan bore interest at the prime rate plus 2% per annum and is secured by a General Security Agreement over the assets of the Company, and a Source Code Escrow Agreement that requires the Company to deposit into escrow its source codes together with a license to commercialize the source codes on a non-exclusive, world-wide, royalty-free basis for a period of five years, to be released only in the event that the Company ceases operations or enters bankruptcy proceedings. The loan arrangement under which the credit facility was drawn expired on May 31, 2003. At August 14, 2003, the previous director has not taken any action with respect to the security for the loan arrangement. Due to the fact that the credit facility has expired amounts owed under this facility now accrue interest at a rate of prime plus 5% per annum.

During the quarter ended June 30, 2003, the Company received $75,000 through the issuance of a debenture. This debenture bears interest at prime plus 2% per annum, requires interest to be paid monthly and is repayable on November 30, 2004. The debenture is secured by the assets of the Company but is subordinated to the credit facility loan agreement.

The Company used these funds primarily to finance its operating loss for the period. The impact on cash of the loss of $2,405,532, after adjustment for non-cash items and changes to other working capital accounts in the period, resulted in a negative cash flow from operations of $1,293,325. The Company also used funds to purchase capital equipment amounting to $7,061, repay capital leases of $9,637, and deferred acquisition costs of $231,675 related to its proposed acquisition of Briyante Software Corp. The deferred acquisition costs consist primarily of legal costs associated with the acquisition and advances made to Briyante under the terms of the acquisition agreement.

In summary, the Company's cash position declined by $504,406 from $547,831 at the beginning of the period to $43,425 at June 30, 2003.

Pursuant to a Letter of Intent dated December 6, 2002 and an Arrangement Agreement dated February 14, 2003 the Company has agreed to acquire 100% of the issued and outstanding shares of Briyante Software Corp. ("Briyante"), a software development Company. The arrangement agreement was approved by the shareholders of Briyante at an annual and special general meeting held on March 17, 2003 and by an order of the Supreme Court of British Columbia on March 20, 2003. Subsequently the Company agreed to the postponement, pending amendments to the terms, of the acquisition of Briyante. The agreement to amend the terms was brought about by the Company determining that it did not have sufficient working capital for the combined entity, as a result of a poor financial environment over the past six months. The Arrangement Agreement expired on May 31, 2003. On June 20, 2003 the Company and Briyante entered into a Memorandum of Understanding to proceed with the acquisition of Briyante by the Company under the following terms:

     (i) The Company will acquire all outstanding shares of Briyante in exchange for shares of the Company, such that former shareholders of Briyante will own 40% of the outstanding share capital of the Company before the additional issuances to debt holders described below;

     (ii) The Company and Briyante will raise capital by way of a debt offering (the "Debt") to fund the operations of the Company and Briyante, the target for such offering being an aggregate amount of $1.63 million;

     (iii)As part of the Acquisition, the holders of the Debt will be offered a limited-time opportunity to convert the Debt for common shares of The Company (post-acquisition). The total number of shares issuable will be such that if the targeted maximum amount of $1.63 million in Debt is converted into equity, the holders of the Debt will be issued 21% of the equity of the Company (post-acquisition), with the current shareholders of the Company and Briyante being diluted on a pro rata basis. If the total amount of Debt converted is more or less than $1.63 million, the total number of shares issuable to holders of the Debt who convert will be adjusted pro rata; and

     (iv) Following the Acquisition and the conversion of the Debt into shares of the Company, the common shares of the Company will be consolidated on a basis acceptable to the Company and Briyante.

The Company and Briyante have agreed to enter into a definitive agreement by August 20, 2003 in substantially the same form as the earlier Arrangement Agreement, subject to the terms above. The completion of the acquisition is subject to execution of the definitive agreement, regulatory approval, and approval by the shareholders of both companies. In conjunction with the acquisition of Briyante the Company will also be proposing a consolidation of its share capital post-acquisition on a 4.5 old shares for one new share basis.

Management of the Company continues its organizational restructuring and refocusing of its sales, marketing, and development efforts and as a result has laid off non-core employees from its global operations. The Company has also closed its Victoria, B.C office and consolidated its operations into its Vancouver, B.C. head office, and implemented significant general administrative expense reduction measures, in order to substantially reduce the Company's monthly operating expenses. May of 2003 is the first month that fully realizes all of the cost reductions and management believes that the Company will be able to achieve break even operations during the final quarter of 2003.

The Company does not have sufficient cash flow from operations to fund its operations beyond September 2003 and will be required to seek additional financing. In recognition of this situation, the Company is currently actively seeking financing. The Company is proposing to issue two debentures and a debt settlement in order to consolidate its existing debt and raise additional funds.

The Company has entered into an agreement to settle $179,557 in outstanding debt owed to two creditors for the issuance of 613,868 common shares at a deemed price of $0.2925 per share. The company has also entered into an agreement with its landlord at its Vancouver head office whereby the Company may pay its rent by issuing common shares to its landlord on the first of each month through December 2003. The number of common shares to be issued will be calculated by dividing the rent by the weighted average price of the common shares for the preceding month less the maximum permitted discount under the rules of the regulatory authorities. This agreement is subject to regulatory approval.

A new Series A debenture is proposed that will consolidate the credit facility, the unsecured loans from the directors, and the debenture issued during the period. These items total $750,374 as at June 30, 2003. The debenture will bear interest at the rate of the greater of prime plus 5%, or 10% per annum, to a maximum of 12% per annum, payable monthly. It will be secured by a general security agreement over all the assets of the Company with the Company's software source codes held in escrow. The current holders of the general security agreement under the terms of the existing credit facility and debenture have agreed to release their charges and participate in this new debenture. The debenture will be convertible to units consisting of common shares, and common share purchase warrants at varying ratios, of the Company at the ratio of 0.01557% of the equity of the Company per $1,000, after the share issuance for the acquisition of Briyante and consolidation of the Company's share capital. It will mature January 31, 2005.

A Series B debenture is also proposed to raise up to $1.5 million in new funding, with the right of oversubscription to $2.0 million. The debenture will bear interest at the rate of the greater of prime plus 5%, or 10% per annum, to a maximum of 12% per annum, payable monthly. It will be secured by a general security agreement over all the assets of the Company with the Company's software source codes held in escrow. This debenture will rank pari passu with the Series A debenture in terms of security. The debenture will be convertible to units consisting of common shares, and common share purchase warrants at varying ratios, of the Company at the ratio of 0.01097% of the equity of the Company per $1,000, after the share issuance for the acquisition of Briyante and consolidation of the Company's share capital. It will mature January 31, 2005. The Company is in currently in negotiations with four investors for subscriptions to the Series B debenture.

The terms of the debentures are subject to final documentation and regulatory approval and the conversion option will be subject to shareholder approval at the next shareholder meeting.

There is no assurance that the Company will be able to secure this financing or any other financing or that any financing will be obtained on terms favorable to the Company. The failure to obtain adequate financing could result in a substantial curtailment of Imagis' operations.

Item 3.  Controls and Procedures

     (a)  Evaluation of Disclosure Controls and Procedures

          Under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Vice President Finance, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report (the "Evaluation Date"). Based upon that evaluation, the Chief Executive Officer and Vice President Finance concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company (or its consolidated subsidiaries) required to be included in reports the Company files or submits under the Exchange Act.

     (b)  Changes in Internal Control over Financial Reporting

          During the period covered by this report, there was no change in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

As of the date of this report, the Company is not a party to any legal proceedings, the adverse outcome of which, in management's opinion, individually or in the aggregate, would have a material effect on the Company's results of operations or financial position.

Item 2.   Changes in Securities

     (a)  None

     (b)  None

     (c) The Company issued 83,000 common shares upon the exercise of stock options by one (1) person in two private transactions outside the United States for gross proceeds to the Company of $30,500. The options were exercised on the following dates for the following amounts: April 11, 2003 - 75,000 options for gross proceeds to the Company of $22,500; and May 29, 2003 - 8,000 options for gross proceeds to the Company of $8,000. The common shares were issued in reliance upon an exclusion from registration available under Regulation S ("Regulation S") promulgated under the Securities Act of 1933, as amended (the "Securities Act").

     (d)  None

Item 3.  Defaults Upon Senior Securities

As at June 30, 2003 the Company owed $465,450 pursuant to a loan agreement. The loan is secured by a General Security Agreement over the assets of Imagis, and a Source Code Escrow Agreement that requires Imagis to deposit into escrow its source codes together with a license to commercialize the source codes on a non-exclusive, world-wide, royalty-free basis for a period of five years, to be released only in the event that Imagis ceases operations or enters bankruptcy proceedings. This loan arrangement expired on May 31, 2003 and the Company is in discussions with the lender to extend and possibly restructure the terms of the debt which was due to be repaid on May 31, 2003.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended June 30, 2003.

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

The following exhibits are filed (or incorporated by reference herein) as part of this Form 10-QSB:

      Exhibit
      Number      Description
      ------      -----------
      3.1(1)      Articles of Incorporation
      4.1(1)      Shareholder Agreement dated February 23, 1999 among the
                  Original Shareholders and the Former Imagis Shareholders
      4.2(5)      Registration rights agreement dated July 8, 2002 between
                  Imagis and OSI
      10.1(1)*    Employment Agreement dated February 23, 1999 between the
                  Issuer and Iain Drummond
      10.2(2)*    Imagis Technologies Inc. 2000 Stock Option Plan
      10.3(3)     Form of Unit Subscription Agreement
      10.4(4)     Software Assets Sale and Assignment Agreement dated October
                  31, 2001 between Imagis and API Technologies, LLC.
      10.5(5)     Subscription Agreement dated July 8, 2002 between Imagis
                  and OSI
      10.6(5)     Letter of Intent dated July 8, 2002 between Imagis and OSI
      10.7(5)     Product Development and Marketing Agreement dated July 8, 2002 between Imagis and OSI
      10.8(5)     Software Developer Services Agreement dated July 8, 2002
                  between Imagis and OSI

      Exhibit
      Number      Description
      ------      -----------
      10.9(6)     Purchase Agreement dated August 30, 2002 between Imagis and
                  Intacta for certain data encoding technologies
      10.10(6)    Agreement to amend the terms of Item 10.9 dated
                  October 8, 2002
      10.11(6)    Agreement to amend the terms of Item 10.9 and 10.10 dated
                  October 9, 2002
      10.12(6)    Agreement between Imagis and Intacta for the purchase of
                  Intacta patents dated November 1, 2002
      10.13(6)*   Consulting Agreement between Imagis and Altaf Nazerali dated
                  October 1, 2002
      10.14(6)    Agreement between Imagis and Briyante for the development of a query application dated July 30, 2002
      10.15(7)    Revolving Line of Credit dated February 23, 2003 between
                  Imagis and Altaf Nazerali
      10.16(7)    Amended and Restated Loan Agreement: Revolving Line of Credit
                  dated April 15, 2003 between Imagis and Altaf Nazerali
      10.17(7)    General Security Agreement dated April 15, 2003 between Imagis and Altaf Nazerali
      10.18(7)    Grid Promissory Note dated February 21, 2003 between Imagis and Altaf Nazerali
      10.19(7)    Grid Promissory Note Amended and Restated dated April 15, 2003 between Imagis and Altaf Nazerali
      10.20(7)    Source Code License Agreement dated April 15, 2003 between
                  Imagis and Altaf Nazerali
      10.21(7)    Source Code Escrow Agreement dated April 15, 2003 between
                  Imagis and Altaf Nazerali
      10.22       Debenture Agreement between the Company and 414826 B.C. Ltd.
                  dated May 30, 2003
      31.1        Section 302 Certifications
      32.1        Section 906 Certifications
      99.1        Risk Factors
      99.2        Form 51-901F as required by the British Columbia Securities
                  Commission

* Indicates a management contract or compensatory plan or arrangement

(1) Previously filed as part of Imagis' Registration Statement on Form 10-SB (File No. 000-30090).
(2) Previously filed as part of Imagis' Annual Report on Form 10-KSB for the year ended December 31, 2000.
(3) Previously filed as part of Imagis' Quarterly Report on Form 10-QSB for the period ended June 30, 2001.
(4) Previously filed as part of Imagis' Quarterly Report on Form 10-QSB for the period ended March 31, 2002.
(5) Previously filed as part of Imagis' Current Report on Form 8-K filed on December 19, 2002.
(6) Previously filed as part of Imagis' Annual Report on Form 10-KSB for the year ended December 31, 2002.
(7) Previously filed as part of Imagis' Quarterly Report on Form 10-QSB for the period ended March 31, 2003.

(b)  Reports on Form 8-K

     On April 25, 2003, the Company furnished on Form 8-K under Item 9 two press releases attached as exhibits thereto. The Company announced that Mr. Altaf Nazerali, an existing shareholder and previous director of the Company, has agreed to provide bridge financing by way of a line of credit facility for up to CDN$500,000. The line of credit will be secured by a General Security Agreement over the assets of the Company, and a Source Code Escrow Agreement that requires the Company to deposit into escrow its source codes together with a license to commercialize the source codes on a non-exclusive, world-wide, royalty-free basis for a period of five years, to be released only in the event that the Company ceases operations or enters bankruptcy proceedings. The Company also announced that in conjunction with this financing, it is undergoing an organizational restructuring and refocusing of its sales, marketing, and development efforts. As part of this restructuring, the Company has temporarily laid off non-core employees from its global operations. Information furnished pursuant to Item 9 on Form 8-K shall not be deemed filed under the Securities Exchange Act of 1934, as amended.

     On June 23, 2003, the Company furnished on Form 8-K under Item 9 two press releases attached as exhibits thereto. The Company announced in its first press release its intention to raise up to $1.0 million through the issuance of subordinated debentures and that it had received an initial investment of $75,000 and issued the first debenture. In the second press release the Company announced that it is in default under the terms of its previously announced credit facility and it is currently negotiating to modify the terms of the facility. It also announced that certain of its directors have made cash advances to the Company and in the case of two of these directors the cash was generated by liquidating their personal holding of common stock of the Company. Information furnished pursuant to
     Item 9 on Form 8-K shall not be deemed filed under the Securities Exchange Act of 1934, as amended.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            IMAGIS TECHNOLOGIES INC.

Date: August  14, 2003
                                            /s/ Wayne Smith
                                            ------------------------------------
                                            Wayne Smith
                                            Vice President Finance, Chief
                                            Operating Officer
                                            (Principal Financial and Accounting
                                            Officer and Duly Authorized Officer)