Form 10QSB
period 2003-09-30
IMAGIS TECHNOLOGIES INC
filed 2003-11-14
CIK 1088393

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2003
                                        -------------------

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

         For the transition period from                 to
                                        ---------------    ---------------

         Commission file Number 000-30090
                                ---------


                            IMAGIS TECHNOLOGIES INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

    British Columbia, Canada                    Not Applicable
---------------------------------            -------------------
  (State or other jurisdiction                  (IRS Employer
of incorporation or organization)            Identification No.)

             1630 - 1075 West Georgia Street, Vancouver, BC, Canada
             ------------------------------------------------------
                    (Address of principal executive offices)

                                 (604) 684-2449
                           ---------------------------
                           (Issuer's telephone number)

As of November 14, 2003 21,398,097 common shares of the Company were issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X]

================================================================================

                            IMAGIS TECHNOLOGIES INC.

                                   FORM 10-QSB

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The Company's financial statements for the three and nine month periods ended September 30, 2003 are included in response to Item 1. The financial statements should be read in conjunction with Management's Discussion and Analysis or Plan of Operations (Part 1, Item 2) and other financial information included elsewhere in this Form 10-QSB.

                            IMAGIS TECHNOLOGIES INC.
                                 BALANCE SHEETS
                 AS AT SEPTEMBER 30, 2003 AND DECEMBER 31, 2002
                         (EXPRESSED IN CANADIAN DOLLARS)

                                                 SEPTEMBER 30,
                                                     2003           DECEMBER 31,
                                                  (UNAUDITED)           2002
                                                 -------------      ------------
ASSETS

CURRENT ASSETS
   Cash and cash equivalents                     $     42,645      $    547,831
   Accounts receivable                                676,973           437,770
   Prepaid expenses and deposit                        18,157            75,537
                                                 ------------      ------------
                                                      737,775         1,061,138
                                                 ------------      ------------
   Equipment (note 3)                                 237,233           328,402

   Other assets (note 4)                              459,250           306,231
                                                 ------------      ------------
                                                 $  1,434,258      $  1,695,771
                                                 ------------      ------------
LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES
   Accounts payable and accrued liabilities      $  2,244,687      $    648,901
   Credit facility (note 5)                           490,238                --
   Advances payable (note 6)                          326,996                --
   Capital lease obligations                           23,604            19,123
   Deferred revenue                                   132,956           339,485
                                                 ------------      ------------
                                                    3,218,481         1,007,509
                                                 ------------      ------------
LONG-TERM LIABILITIES
   Capital lease obligations                           25,814            41,720
                                                 ------------      ------------
                                                       25,814            41,720
                                                 ------------      ------------
SHAREHOLDERS' DEFICIENCY
    Share capital (note 7)                         17,857,631        17,361,118
    Special warrants                                   50,000                --
    Subscriptions received                            103,500                --
    Contributed surplus                               420,435           427,453
    Deficit                                       (20,241,603)      (17,142,029)
                                                 ------------      ------------
                                                   (1,810,037)          646,542
                                                 ------------      ------------
                                                 $  1,434,258      $  1,695,771
                                                 ------------      ------------


Operations (note 1)
Subsequent events (note 9)
Commitments (note 10)

See accompanying notes to financial statements.

                            IMAGIS TECHNOLOGIES INC.
                      STATEMENTS OF OPERATIONS AND DEFICIT
     FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2003 AND 2002
                         (EXPRESSED IN CANADIAN DOLLARS)
                      (UNAUDITED - PREPARED BY MANAGEMENT)

                                               THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                 SEPTEMBER 30,                         SEPTEMBER 30,
                                        -------------------------------       -------------------------------
                                          2003               2002              2003                2002
                                        ------------       ------------       ------------       ------------
Revenues:
   Software sales                       $    361,533       $    525,351       $    686,013       $  2,433,927
   Support and services                      135,010            104,688            398,251            216,339
   Other                                          69             49,470              7,685             82,848
                                        ------------       ------------       ------------       ------------
                                             496,612            679,509          1,091,949          2,733,114
                                        ------------       ------------       ------------       ------------
Expenses:
   Administration                            372,689            892,022          1,676,449          2,903,346
   Amortization                               53,743             52,103            181,460            108,765
   Bad debt expense                           71,501                 --            117,433                 --
   Cost of materials                         200,926             21,118            203,940            174,579
   Interest                                   22,773              1,232             41,964              4,904
   Sales and marketing                       249,070            803,627          1,139,056          2,197,551
   Technology development                    141,331            356,955            505,822          1,139,672
   Technical services                         78,621            195,819            325,399            645,038
                                        ------------       ------------       ------------       ------------
                                           1,190,654          2,322,876          4,191,523          7,173,855
                                        ------------       ------------       ------------       ------------

Loss for the period                         (694,042)        (1,643,367)        (3,099,574)        (4,440,741)

Deficit, beginning of period             (19,547,561)       (12,988,010)       (17,142,029)       (10,190,636)
                                        ------------       ------------       ------------       ------------

Deficit, end of period                  $(20,241,603)      $(14,631,377)      $(20,241,603)      $(14,631,377)
                                        ------------       ------------       ------------       ------------

Loss per share - basic and diluted      $      (0.03)      $      (0.09)      $      (0.15)      $      (0.25)
                                        ------------       ------------       ------------       ------------

Weighted average number of
shares outstanding                        21,142,720         19,194,075         20,766,650         17,881,068
                                        ------------       ------------       ------------       ------------


See accompanying notes to financial statements.

                            IMAGIS TECHNOLOGIES INC.
                            STATEMENTS OF CASH FLOWS
     FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2003 AND 2002
                         (EXPRESSED IN CANADIAN DOLLARS)
                      (UNAUDITED - PREPARED BY MANAGEMENT)

                                                    THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                       SEPTEMBER 30,                       SEPTEMBER 30,
                                              -----------------------------       -----------------------------
                                                  2003              2002             2003               2002
                                              -----------       -----------       -----------       -----------
Cash provided by (used in):

Operations:
   Loss for the period                        $  (694,042)      $(1,643,367)      $(3,099,574)      $(4,440,741)
   Items not involving cash:
     Amortization                                  53,743            52,103           181,460           108,765
     Stock-based compensation                        (689)          128,337            (7,019)          354,269
     Accrued interest                              13,952                --            23,072                --
   Changes in non-cash operating working
   capital:
     Accounts receivable                         (312,366)       (1,116,373)         (239,203)       (1,163,162)
     Accrued revenue receivable                    85,277           362,296                --                --
     Advances to related parties                       --           (25,395)               --           (25,395)
     Prepaid expenses and deposit                   6,153          (280,753)           57,380          (291,545)
     Accounts payable and accrued                 727,437           153,704         1,798,292           204,888
     liabilities
     Deferred revenue                             (78,260)          155,571          (206,529)          392,714
                                              -----------       -----------       -----------       -----------
                                                 (198,795)       (2,213,877)       (1,492,121)       (4,860,207)
                                              -----------       -----------       -----------       -----------
Investments:
   Purchase of equipment                           (1,134)          (71,459)           (8,195)         (276,642)
   Purchase of other assets                            --          (236,395)               --          (236,395)
   Short-term investments                              --           198,662                --         1,839,495
   Deferred acquisition costs                          --                --          (231,674)               --
                                              -----------       -----------       -----------       -----------
                                                   (1,134)         (109,192)         (239,869)        1,326,458
                                              -----------       -----------       -----------       -----------
Financing:
   Advances under credit facility                  12,908                --           515,622                --
   Repayments of credit facility                       --                --           (46,384)               --
   Issuance of common shares for cash                  --         2,712,501           296,038         4,028,375
   Share issue costs                               (2,031)         (240,518)           (2,031)         (241,577)
   Issuance of special warrants for cash           50,000                --            50,000                --
   Subscriptions received                          28,500                --            28,500                --
   Advances payable                               115,000                --           324,924                --
   Debentures payable                                  --                --            75,000                --
   Capital lease obligations                       (5,228)               --           (14,865)               --
                                              -----------       -----------       -----------       -----------
                                                  199,149         2,471,983         1,226,804         3,786,798
                                              -----------       -----------       -----------       -----------
Increase (decrease) in cash                          (780)          148,914          (505,186)          253,049
Cash and cash equivalents, beginning of
period                                             43,425           304,794           547,831           200,659
                                              -----------       -----------       -----------       -----------
Cash and cash equivalents, end of period      $    42,645       $   453,708       $    42,645       $   453,708
                                              ===========       ===========       ===========       ===========

                            IMAGIS TECHNOLOGIES INC.
                      STATEMENTS OF CASH FLOWS (CONTINUED)
     FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2003 AND 2002
                         (EXPRESSED IN CANADIAN DOLLARS)
                      (UNAUDITED - PREPARED BY MANAGEMENT)

Supplementary information and disclosures:

   Interest paid                                   $  8,821       $   1,232       $ 18,892       $    4,904

   Issuance of common shares on conversion of            --        (164,258)            --        1,683,812
   special warrants

   Conversion of debentures payable to share        (75,000)             --        (75,000)              --
   subscriptions

   Equipment acquired under capital lease                --              --          3,440               --

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

     These financial statements have been prepared on a going concern basis which includes the assumption that the Company will be able to realize its assets and settle its liabilities in the normal course of business. At September 30, 2003, the Company has a working capital deficiency of $2,480,706 and has not made all its required payments under its credit facility (note 5). For the nine month period ended September 30, 2003, the Company has incurred a loss from operations of $3,099,574 and a deficiency in operating cash flow of $1,492,121. In addition, the Company has incurred significant operating losses and net utilization of cash in operations in all prior periods. Accordingly, the Company will require continued financial support from its shareholders and creditors until it is able to generate sufficient cash flow from operations on a sustained basis. Failure to obtain ongoing support of its shareholders and creditors may make the going concern basis of accounting inappropriate, in which case the Company's assets and liabilities would need to be recognized at their liquidation values. These financial statements do not include any adjustment due to this going concern uncertainty.

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

     (b) Equipment:

         Equipment is recorded at cost and is amortized over its estimated useful life on a straight-line basis at the following annual rates:

         -----------------------------------------------------------------------
         ASSET                                                              RATE
         -----------------------------------------------------------------------
         Computer hardware                                                   30%
         Furniture and fixtures                                              20%
         Software                                                           100%
         -----------------------------------------------------------------------

     (c) Other Assets:

         Other assets include patents and a license. These assets are recorded at cost and are amortized over their estimated useful life on a straight-line basis at the following annual rates:

         -----------------------------------------------------------------------
         ASSET                                                             RATE
         -----------------------------------------------------------------------
         Patents                                                           33.3%
         License                                                           33.3%
         -----------------------------------------------------------------------


         Included in other assets is $251,723 representing costs incurred by the Company through September 30, 2003 (December 31, 2002 - $20,048) relating to a proposed acquisition (See Note 9).

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

     (h) Unaudited interim financial information:

         The information reported herein as at September 30, 2003 and for the three and nine month periods ended September 30, 2003 and 2002 is unaudited. However, such financial information reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the results for the periods presented. The unaudited interim financial statements are prepared using accounting policies consistent with and should be read in conjunction with the Company's financial statements as at and for the year ended December 31, 2002 which are included in the Company's 2002 Annual Report on Form 10-KSB. Certain comparative figures have been reclassified to conform to the presentation adopted in the current reporting period. Results for the interim periods ended September 30, 2003 are not necessarily indicative of what the results will be for the complete 2003 fiscal year.

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

         Had compensation expense for employees been determined based on the fair value method, the Company's net loss and net loss per share for the three and nine month periods ended September 30, 2003 and 2002, would have been adjusted to the pro forma amounts indicated below:

                                                      THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                         SEPTEMBER 30,                        SEPTEMBER 30,
                                                 ----------------------------       ------------------------------
                                                    2003              2002              2003               2002
                                                 ---------         ----------       -----------          ---------
         Net loss -  as reported                 $(694,042)        (1,643,367)      $(3,099,574)        (4,440,741)
         Net loss -  pro forma                    (990,208)        (1,976,579)       (3,897,907)        (5,285,428)

         Net loss per share -  as reported       $   (0.03)             (0.09)      $     (0.15)             (0.25)
         Net loss per share - pro forma              (0.05)             (0.10)            (0.19)             (0.30)
                                                 ---------         ----------       -----------          ---------

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

         The weighted average fair value of employee stock options granted during 2002 is $2.05 per share purchase option. No stock options were granted during the nine months ended September 30, 2003.

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

3.   EQUIPMENT:

         ------------------------------------------------------------------------------------------
                                                                 ACCUMULATED             NET BOOK
         AT SEPTEMBER 30, 2003               COST ($)          AMORTIZATION ($)           VALUE ($)
         ------------------------------------------------------------------------------------------
         Computer hardware                   349,850                209,501                140,349
         Furniture and fixtures              171,110                 74,835                 96,275
         Software                            112,868                112,259                    609
         ------------------------------------------------------------------------------------------
                                             633,828                396,595                237,233
         ------------------------------------------------------------------------------------------


         ------------------------------------------------------------------------------------------
                                                                 ACCUMULATED             NET BOOK
         AT DECEMBER 31, 2002                COST ($)          AMORTIZATION ($)           VALUE ($)
         ------------------------------------------------------------------------------------------
         Computer hardware                   342,369                155,878                186,491
         Furniture and fixtures              168,782                 54,764                114,018
         Software                            111,041                 83,148                 27,893
         ------------------------------------------------------------------------------------------
                                             622,192                293,790                328,402
         ------------------------------------------------------------------------------------------


4.   OTHER ASSETS:

         ------------------------------------------------------------------------------------------
                                                                 ACCUMULATED             NET BOOK
         AT SEPTEMBER 30, 2003               COST ($)          AMORTIZATION ($)           VALUE ($)
         ------------------------------------------------------------------------------------------
         Patents                              78,227                21,730                  56,497
         License                             236,395                85,365                 151,030
         Deferred acquisition costs          251,723                    --                 251,723
         ------------------------------------------------------------------------------------------
                                             566,344               107,095                 459,250
         ------------------------------------------------------------------------------------------

                            IMAGIS TECHNOLOGIES INC.
                          NOTES TO FINANCIAL STATEMENTS
                         (EXPRESSED IN CANADIAN DOLLARS)
                      (UNAUDITED - PREPARED BY MANAGEMENT)

4.   OTHER ASSETS, CONTINUED:

         ------------------------------------------------------------------------------------------
                                                                 ACCUMULATED             NET BOOK
         AT DECEMBER 31, 2002                COST ($)          AMORTIZATION ($)           VALUE ($)
         ------------------------------------------------------------------------------------------
         Patents                              78,227                   2,173                76,054
         License                             236,395                  26,266               210,129
         Deferred acquisition costs           20,048                      --                20,048
         ------------------------------------------------------------------------------------------
                                             334,670                  28,439               306,231
         ------------------------------------------------------------------------------------------


5.   CREDIT FACILITY:

     During the nine month period ended September 30, 2003, the Company received cash pursuant to a loan agreement with a previous director of the Company in the amount of $367,000 and made repayments in the amount of $20,000. Also included in this loan are various expenses paid by the former director on behalf of the Company in the amount of $148,622 of which $26,384 has been repaid. The loan has accrued interest in the amount of $21,000 and remains unpaid as at September 30, 2003. The loan bears interest at a rate of prime plus 5% per annum and is secured by a General Security Agreement over the assets of the Company, and a Source Code Escrow Agreement that requires the Company to deposit into escrow its source codes together with a license to commercialize the source codes on a non-exclusive, world-wide, royalty-free basis for a period of five years, to be released only in the event that Imagis ceases operations or enters bankruptcy proceedings. The loan arrangement under which the credit facility was drawn expired on May 31, 2003. However, the Company and the lender have agreed to settle $396,750 of this amount through the issuance of special warrants under the same terms as those of the current private placement, see note 9. The settlement would remove the General Security Agreement over the assets of the Company. Subsequent to September 30, 2003, the Company has repaid the balance of the funds owed under the Credit Facility in cash.

6.   ADVANCES PAYABLE:

     The Company has been advanced an amount of $324,996. Of this amount $178,881 is from directors of the Company. These advances are non-interest bearing, are unsecured and have no set date for repayment. An unrelated party has advanced $146,115, of this amount $85,000 is accruing interest at a rate of 12% per annum totaling $2,072 at September 30, 2003. The Company has reached agreements to settle $319,000 of these advances through the issuance of special warrants with the remainder to be repaid in cash, see
     Note 9.

7.   SHARE CAPITAL:

     (a) Authorized:

         100,000,000 common shares without par value

                            IMAGIS TECHNOLOGIES INC.
                          NOTES TO FINANCIAL STATEMENTS
                         (EXPRESSED IN CANADIAN DOLLARS)
                      (UNAUDITED - PREPARED BY MANAGEMENT)

7.   SHARE CAPITAL, CONTINUED:

     (b) Issued:


                                                               NUMBER
                                                             OF SHARES         AMOUNT
                                                             ----------      -----------
         BALANCE, DECEMBER 31, 2001                          16,419,131       10,142,041
                                                             ----------      -----------
         Issued during year:
              On private placement                            1,166,667        2,660,001
              Options exercised                                 375,110          423,193
              Warrants exercised                                894,776        1,571,090
              Issued on conversion of special warrants        1,427,682        3,098,070
              Issued as bonus for consulting agreement           37,500           78,750
              Issued as bonus in consideration of loan           10,000           19,000
              Issued as bonus to a director and officer          20,000           25,000
          Share issuance costs                                       --         (656,027)
                                                             ----------      -----------
         BALANCE, DECEMBER 31, 2002                          20,350,866      $17,361,118
                                                             ----------      -----------
         Issued during the period:
              Options exercised                                 195,505          129,370
              Warrants exercised                                133,334          166,668
              Issued in settlement of accounts payable          718,392          202,506
         Share issuance costs                                        --           (2,031)
                                                             ----------      -----------
         BALANCE, SEPTEMBER 30, 2003                         21,398,097      $17,857,631
                                                             ----------      -----------


     (c) Escrowed shares:

         As at December 31, 2001, 266,669 common shares were being held in escrow. These common shares were released from escrow on February 23, 2002.

     (d) Special warrants:

         (i) On November 9, 2001, 1,427,682 Special Warrants were sold at a price of $2.17 per Special Warrant (gross proceeds less offering costs equaled $2,822,861), each of which entitled the holder, upon exercise and without payment of further consideration, to acquire one common share of the Company and one-half of one common share purchase warrant (the "Warrants") of the Company. These Special Warrants were not issued as compensation for services rendered. Each whole Warrant entitled the holder to purchase one common share of the Company at a price of $2.55. During 2002, all special warrants were converted into common shares and the Company reduced the exercise price on 288,018 share purchase warrants from $2.55 to $1.63 and 220,200 share purchase warrants from $2.55 to $1.81.

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

                            IMAGIS TECHNOLOGIES INC.
                          NOTES TO FINANCIAL STATEMENTS
                         (EXPRESSED IN CANADIAN DOLLARS)
                      (UNAUDITED - PREPARED BY MANAGEMENT)

7.   SHARE CAPITAL, CONTINUED:

     (d) Special warrants, continued:

         (ii) In September 2003 the Company reached agreement for a proposed private placement of up to $800,000. The private placement will consist of up to 4,637,681 Special Warrants at $0.1725 per Special Warrant. Each Special Warrant will be exercisable, for no additional consideration, into Units consisting of one common share and one share purchase warrant. Each warrant will entitle the holder for two years from the date of issue of the special warrants to acquire one additional common share in the capital of Imagis at an exercise price of $0.23 in the first year and $0.253 in the second year. The Special Warrants will be convertible at the holders' option at any time for an eighteen month period and will convert automatically at the end of the eighteen months. The Company will not be required to meet any conditions prior to conversion. Finder's fees will be paid on a portion of the private placement of 7.5% in cash and 7% in broker's warrants at $0.23 per share. As at September 30, 2003 the Company has issued 289,855 Special Warrants for net proceeds of $50,000. Subsequent to September 30, 2003, the Company closed the private placement, see Note 9(b).

     (e) Warrants:

         At December 31, 2002 and September 30, 2003, the following warrants were outstanding:

         ------------------------------------------------------------------------------------------------
         DECEMBER 31,                                       SEPTEMBER 30,  EXERCISE
             2002        GRANTED    EXERCISED    EXPIRED        2003         PRICE         EXPIRY DATE
         ------------------------------------------------------------------------------------------------
           133,334         --       (133,334)       --           --          $1.25      February 23, 2003
           220,200         --          --       (220,200)        --          $1.81        March 9, 2003
            15,633         --          --        (15,633)        --          $1.81        March 9, 2003
            50,000         --          --           --          50,000       $2.20       January 18, 2004
           291,667         --          --           --         291,667      US$1.50        July 8, 2004
           105,000         --          --           --         105,000      US$1.80       July 24, 2004
         ------------------------------------------------------------------------------------------------
           815,834         --       (133,334)   (235,833)      446,667
         ================================================================================================

         The Company has agreed, subject to regulatory approval, that the exercise price of the warrants for the purchase of 291,667 shares, issued in conjunction with a private placement will be reduced from US$1.50 to the same price per share as that afforded the investors under the Company's next equity offering.

         As at September 30, 2003 the Company had issued 289,855 special warrants. Each special warrant is convertible into one common share and one warrant that entitles the holder to purchase an additional common share for $0.23 in the first year and $0.253 in the second year.

     (f) Options:

         The Company has granted stock options to certain employees, directors, officers, advisors, and consultants to buy an aggregate of 4,795,000 (2002 - 4,795,000) common shares of the Company at prices ranging from $0.30 to $3.75 (2002 - $0.30 to $3.75). Of the 4,795,000 options granted, at September 30, 2003, 1,169,064 have been cancelled and 1,308,619 have been exercised (December 31, 2002 - 674,998 and 1,113,114 respectively). All options expire five years from the date of grant with the exception of 100,000 options issued during 2002 to a consultant that expire two years from the date of grant. A summary of the status of the Company's stock options at September 30, 2003 and December 31, 2002 and changes during the periods ended on those dates is presented below:


                                                   SEPTEMBER 30, 2003                  DECEMBER 31, 2002
                                             -----------------------------------------------------------------------
                                                SHARES     WEIGHTED AVERAGE        SHARES        WEIGHTED AVERAGE
                                                            EXERCISE PRICE                        EXERCISE PRICE
         -----------------------------------------------------------------------------------------------------------
         OUTSTANDING, BEGINNING OF PERIOD    3,006,888          $1.68            1,953,664            $1.15
         -----------------------------------------------------------------------------------------------------------
            Granted                              --               --             1,610,000             2.23
            Exercised                         (195,505)          0.66             (375,110)            1.13
            Cancelled                         (494,066)          1.88             (181,666)            1.86
         -----------------------------------------------------------------------------------------------------------
         OUTSTANDING, END OF PERIOD          2,317,317          $1.73            3,006,888            $1.68
         -----------------------------------------------------------------------------------------------------------

                            IMAGIS TECHNOLOGIES INC.
                          NOTES TO FINANCIAL STATEMENTS
                         (EXPRESSED IN CANADIAN DOLLARS)
                      (UNAUDITED - PREPARED BY MANAGEMENT)

7.   SHARE CAPITAL, CONTINUED:

     (f) Options, continued:

         At December 31, 2002 and September 30, 2003, the following options were outstanding:

         -------------------------------------------------------------------------------------------------------
         DECEMBER 31,                                       SEPTEMBER 30,   EXERCISE
             2002        GRANTED   EXERCISED   CANCELLED         2003        PRICE          EXPIRY DATE
         -------------------------------------------------------------------------------------------------------
           155,000         --      (155,000)       --             --         $0.30          July 6, 2003
            50,000         --         --        (25,000)        25,000       $1.00       February 25, 2004
            45,000         --         --           --           45,000       $1.00         March 25, 2004
            60,000         --         --        (60,000)          --         $1.00         July 19, 2004
           196,999         --      (19,000)     (60,333)       117,666       $1.00        January 19, 2005
           546,666         --         --           --          546,666       $1.00        August 30, 2006
            15,000         --         --        (15,000)          --         $2.35       September 2, 2005
            15,000         --         --           --           15,000       $2.35        November 2, 2005
           160,000         --         --           --          160,000       $2.20       December 19, 2006
            15,000         --         --        (15,000)          --         $2.06        December 5, 2005
            27,000         --         --        (12,000)        15,000       $1.99       December 20, 2005
            8,400          --         --        (8,400)           --         $1.50       December 20, 2005
           245,833         --         --        (23,333)       222,500       $1.50          May 14, 2006
           305,000         --         --        (35,000)       270,000       $2.35         March 4, 2007
            56,990         --      (21,505)        --           35,485       $2.97        February 8, 2004
            10,000         --         --           --           10,000       $2.24        January 31, 2007
           170,000         --         --        (40,000)       130,000       $2.35          May 15, 2007
           155,000         --         --        (85,000)        70,000       $2.35         June 30, 2007
           385,000         --         --        (65,000)       320,000       $2.35         July 31, 2007
           300,000         --         --           --          300,000       $1.50        August 31, 2007
            85,000         --         --        (50,000)        35,000       $2.35        October 31, 2007
         -------------------------------------------------------------------------------------------------------
          3,006,888        --      (195,505)   (494,066)      2,317,317
         =======================================================================================================


8.   RELATED PARTY TRANSACTIONS NOT DISCLOSED ELSEWHERE ARE AS FOLLOWS:

     (a) Included in administration expense is $nil (2002 - $233,550) for payments made to a company with a director in common for services rendered to the Company.

                            IMAGIS TECHNOLOGIES INC.
                          NOTES TO FINANCIAL STATEMENTS
                         (EXPRESSED IN CANADIAN DOLLARS)
                      (UNAUDITED - PREPARED BY MANAGEMENT)


9.   SUBSEQUENT EVENTS:

     (a) Pursuant to a Letter of Intent dated December 6, 2002 and an Arrangement Agreement dated February 14, 2003 the Company has agreed to acquire 100% of the issued and outstanding shares of Briyante Software Corp. ("Briyante"), a software development company. The arrangement agreement was approved by the shareholders of Briyante at an annual and special general meeting held on March 17, 2003 and by an order of the Supreme Court of British Columbia on March 20, 2003. Subsequently the Company agreed to the postponement, pending amendments to the terms, of the acquisition of Briyante. The agreement to amend the terms was brought about by the Company determining that it did not have sufficient working capital for the combined entity, as a result of a poor financial environment. The Arrangement Agreement expired on May 31, 2003. On October 3, 2003, the Company and Briyante entered into a revised Arrangement Agreement to proceed with the acquisition of Briyante by the Company under the following terms:

         (i) The Company will acquire all outstanding shares of Briyante in exchange for shares of the Company. Briyante shareholders will receive 1.4 common shares of the Company in exchange for each common share of Briyante;

         (ii) The closing of the acquisition is subject to the Company raising a minimum $800,000, before finders' fees or commissions, of new capital by way of an equity financing. As at October 31, 2003 the Company has raised the required amount;

         (iii) The Company has agreed that the Briyante shareholders may nominate two directors for election at the Company's AGM; and

         (iv) The closing is also subject to a number of customary conditions, including court, regulatory, and shareholder approval. Briyante's shareholders will be asked to vote on the Definitive Agreement at a Special Meeting that has been scheduled for November 21, 2003. The Company's shareholders will also vote on the arrangement November 21, 2003, at the Company's Annual General Meeting (AGM). If the Briyante acquisition is approved by both companies' shareholders, the Company's shareholders will also be asked to approve a post-acquisition share consolidation on a 4.5 old shares for 1 new share basis.

     (b) Subsequent to September 30, 2003 the Company closed the proposed private placement of up to $800,000. The private placement was oversubscribed by 574,348 Special Warrants and consists of a total of 5,212,029 Special Warrants at $0.1725 per Special Warrant, for gross proceeds of $899,075. Finders' fees are payable totaling $39,900 for net proceeds of $859,175. Each Special Warrant will be exercisable, for no additional consideration, into Units consisting of one common share and one share purchase warrant. Each warrant will entitle the holder for two years from the date of issue of the special warrants to acquire one additional common share in the capital of Imagis at an exercise price of $0.23 in the first year and $0.253 in the second year. The Special Warrants will be convertible at the holders' option at any time for an eighteen month period and will convert automatically at the end of the eighteen months. The Company will not be required to meet any conditions prior to conversion. The private placement was closed in tranches consequently the automatic conversion date will fall on a number of dates between March 29, 2005 and April 30, 2005. The share purchase warrants will expire on a number of dates between September 29, 2005 and October 30, 2005.

     (c) Subsequent to September 30, 2003 the Company settled $790,750 in debt including $396,750 of the Credit Facility (see Note 5), advances payable of $319,000 (see Note 6), and the $75,000 Series A Subordinated Debenture. The debt was settled through the issuance of 4,584,058 Special Warrants under the same terms as those of the private placement described above, with the exception of debt settled with non-arms length parties. The special warrants issued to non-arms length parties will be converted only into common shares and no warrants. The debt settlement removed the existing General Security Agreements over the assets of the Company associated with the Credit Facility and Series A Debenture. The Company has repaid the balance of the funds owing under the Credit Facility in cash.

                            IMAGIS TECHNOLOGIES INC.
                          NOTES TO FINANCIAL STATEMENTS
                         (EXPRESSED IN CANADIAN DOLLARS)
                      (UNAUDITED - PREPARED BY MANAGEMENT)

10.  COMMITMENTS:

     The Company is committed to the following lease payments over the next five years:

     ------------------------------------------------------------------------------------------
                                              EQUIPMENT                   BUILDING
                                        ------------------------------------------
                 PERIOD                 CAPITAL       OPERATING          OPERATING       TOTAL
     -----------------------------------------------------------------------------
     October 1 to December 31, 2003       7,783         9,802              30,338        47,923
                  2004                   31,131        24,528             121,350       177,009
                  2005                   13,412         3,361              60,675        77,448
                  2006                       --         2,928                  --         2,928
                  2007                       --         1,708                  --         1,708
     ------------------------------------------------------------------------------------------
                                         52,326        42,327             212,363       307,016
     ==========================================================================================

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

     (d) The Company has agreed that, subject to regulatory approval, to modify the exercise price of the warrants issued to OSI in conjunction with a private placement for the purchase of 291,667 shares. The Company has agreed to reduce the exercise price from USD$1.50 (CDN$2.28) to the same price per share as that afforded the investors under the next equity offering of the Company. As at October 31, 2003 OSI has not chosen to exercise this right.

11.  FINANCIAL INSTRUMENTS AND RISK MANAGEMENT:

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

12.  SEGMENTED INFORMATION:

     The Company operates in a single segment, the development and sale of software. Management of the Company makes decisions about allocating resources based on this one operating segment.

     Substantially all revenue is derived from sales to customers located in Canada, the United States, the United Kingdom and Japan. Geographic information is as follows:

                                NINE MONTHS ENDED        NINE MONTHS ENDED
                                SEPTEMBER 30, 2003       SEPTEMBER 30, 2002
                                ------------------       ------------------
     Canada                             80,493                  231,168
     United States                     861,787                  872,080
     United Kingdom                     62,245                1,040,323
     Japan                                  --                  485,640
     Other                              87,424                  103,903
                                     ---------                ---------
                                     1,091,949                2,733,114


     Substantially all of the Company's fixed assets are in Canada.

     Major customers, representing 10% or more of total sales, include:

                        NINE MONTHS ENDED       NINE MONTHS ENDED
                        SEPTEMBER 30, 2003      SEPTEMBER 30, 2002
                        ------------------      ------------------
     Customer A               249,733                 541,687
     Customer B                 6,883               1,024,341
     Customer C                    --                 485,317
     Customer D               401,337                      --


13.  UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES:

     These financial statements have been prepared in accordance with generally accepted accounting principles in Canada ("Canadian GAAP") which differ in certain respects with accounting principles generally accepted in the United States ("U.S. GAAP"). Material issues that could give rise to measurement differences to these consolidated financial statements are as follows:

     (a) Stock-based compensation:

         For Canadian and United States GAAP purposes, subsequent to December 31, 2001 the Company calculates the fair value of each award made to non-employees using the Black-Scholes model and amortizes the fair value to expense as the services are provided and the options are earned.

         With respect to employee awards, for U.S. GAAP purposes an enterprise recognizes or, at its option, discloses the impact of the fair value of stock options and other forms of stock-based compensation in the determination of income. The Company has elected under US GAAP to continue to measure compensation cost for stock options granted to employees by the intrinsic value method. For Canadian GAAP purposes the Company has chosen to continue with its policy of not recognizing compensation expense for employee awards.

         In addition, during the year ended December 31, 2001 and 2002, the Company repriced certain employee options and consequently, under US GAAP, such options are accounted for as variable options and net increases in the underlying common shares market price since the repricing date are recognized as compensation cost until the options are exercised, expire or forfeited. For Canadian GAAP purposes, the Company does not recognize any compensation cost in respect of repriced employee awards.

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

     The effect of these accounting differences on deficit, net loss, loss per share and future income taxes under United States accounting principles are as follows:

                                                      SEPTEMBER 30,
                                                          2003                   2002
                                                      -------------          ------------
     Deficit, Canadian GAAP                           $(20,241,603)          $(17,142,029)
     Cumulative stock based compensation (a)            (1,332,073)            (1,295,024)
     Beneficial conversion options (b)                    (208,200)              (208,200)
     Warrants issued for services (c)                     (722,000)              (722,000)
                                                      ------------           ------------
     Deficit, U.S. GAAP                               $(22,503,876)          $(19,367,253)
                                                      ------------           ------------

                                                       THREE MONTHS ENDED                NINE MONTHS ENDED
                                                          SEPTEMBER 30,                    SEPTEMBER 30,
                                                    -------------------------       ---------------------------
                                                       2003           2002              2003            2002
                                                    ---------     -----------       -----------     -----------
     Loss for the period, Canadian GAAP             $(694,042)    $(1,643,367)      $(3,099,574)    $(4,440,741)
     Stock-based compensation (a)                     (12,787)        179,156           (37,049)       (209,477)
                                                    ---------     -----------       -----------     -----------
     Loss for the period, U.S. GAAP                  (706,829)     (1,464,211)       (3,136,623)     (4,650,218)
                                                    ---------     -----------       -----------     -----------
     Loss per share, U.S. GAAP - basic
     and diluted                                    $   (0.03)    $     (0.07)      $     (0.15)    $     (0.25)
                                                    ---------     -----------       -----------     -----------

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO SEPTEMBER 30, 2002:

REVENUES

Imagis' total revenues decreased 27% to $496,612 for the quarter ended September 30, 2003 over the comparable prior year level of $679,509. However, revenues increased 56% over the second quarter revenues of $317,829, following a second quarter increase of 15% over the first quarter 2003 level of $277,508. The lower revenues as compared to 2002 were attributable to lower software sales revenues.

Revenues from the sales of software products declined 31% to $361,533 this year as compared to $525,351 for 2002. The quarter ending September 30, 2002 included $196,150 in revenue from the Serco installation, this order was received during 2001 and the revenue was recorded as the installation progressed and was completed in 2002.

Support and services revenues for 2003 were $135,010 and were 29% higher than in 2002 of $104,688. The support revenues are increasing as the sales revenues increased during 2002 and the deferred revenue of $132,956 recorded as at September 30, 2003 consists solely of ongoing support contracts.

Other revenues were $69 for 2003, whereas comparable revenues of $49,470 were earned in the prior year. These revenues were primarily earned through interest revenue and fluctuate with the Company's cash balances. The 2002 figure was unusually high due to a large interest charge applied to an outstanding customer account.

OPERATING COSTS

Operating expenses totaled $1,190,654 for 2003, which is 49% lower than the 2002 operating expenses of $2,322,876. The lower costs over the prior period resulted from significant decreases in the areas of administration, sales and marketing, technology development, and technical services. The cost of materials of $200,926 consists solely of the cost of purchasing the software licenses for the previously announced Contra Costa installation from Briyante Software Corp. With the expected completion of the acquisition of Briyante at the end of November 2003 this cost will not be incurred in the future. Management has implemented significant cost reduction strategies during the final quarter of 2002 and through April 2003. The month of May 2003 was the first month that fully realized all of the cost reductions. The current operating expense rate has stabilized at approximately $3,500,000 per annum, with an expected expense level of approximately $5,000,000 for fiscal 2003.

ADMINISTRATION

Administrative costs for 2003 were $372,689, which is 58% lower than for 2002 of $892,022. Administrative costs include staff salaries and related benefits and travel, stock based compensation, consulting and professional fees, facility and support costs, shareholder, regulatory and investor relations costs.

Generally all categories were lower due to the effects of cost reducing strategies, in particular a significant reduction in travel costs and the use of outside consultants. The Company's administrative costs have declined since the second quarter of 2002, primarily due to no longer using financial advisory services and contract support staff.

BAD DEBT EXPENSE

The bad debt expense in 2003 of $71,501 consists of two customers that defaulted on payment for software licenses. There was no comparable expense during the same period in 2002.

INTEREST AND AMORTIZATION

Interest expense incurred this year related to financing of equipment and miscellaneous interest amounted to $7,524, up from the prior year of $1,232. Overall interest expense also increased from $1,232 to $22,773 due to $15,249 in interest charged on the Company's credit facility, advances and debenture. Amortization in 2003 amounted to $53,743 consistent with $52,103 for 2002.

COST OF MATERIALS

Cost of materials during 2003 of $200,926 consisted solely of one-time costs associated with the Contra Costa installation due to the cost of purchasing the software licenses from Briyante Software Corp. With the expected completion of the acquisition of Briyante at the end of November 2003 this cost will not be incurred in the future. There was no comparable expense in 2002.

SALES AND MARKETING

Sales and marketing expenses for 2003 were $249,070, and were 69% lower than in 2002 of $803,627. Imagis significantly increased its sales and marketing efforts during 2002 in order to increase market awareness of the Company and its products and capitalize on expected increased sales opportunities. These expected opportunities did not fully materialize. The Company has now decreased its sales team and streamlined its associated travel and marketing costs as part of its strategy of utilizing a more targeted marketing and sales strategy. No further decreases are currently contemplated. Sales and marketing costs will be increased if management identifies specific opportunities that require an increase in resources but only in the event that identifiable revenues exist.

TECHNOLOGY DEVELOPMENT

The technology development expenses for 2003 were $141,331, which is 60% lower than the 2002 comparable costs of $356,955. Recurring expenses were reduced through a reduction in staff and overhead costs. Technology development expenses are expected to increase by approximately $150,000 per quarter with the addition of staff associated with the Briyante acquisition. Management expects that the increased revenues achieved as a result of the sale of new products acquired with Briyante will more than offset the increased costs.

TECHNICAL SERVICES

Costs for the technical services group were $78,621 this year, which is 60% lower than the comparable 2002 costs of $195,819. The technical services group generally assists the Company's strategic partners in their installation of Imagis' products and also provides clients with any technical support they may require under annual support contracts, and includes primarily costs for salaries, facilities and travel. The reduction is due to cost reductions in all areas. Costs for future quarters will be dependent on the sales levels achieved by the Company.

NET LOSS FOR THE PERIOD

Overall, the Company incurred a net loss for the third quarter of 2003 of $694,042 or $0.03 per share, which is 58% lower than the net loss incurred during the third quarter of 2002 of $1,643,367 or $0.09 per share. Even though the Company experienced reduced revenues during the period the loss was dramatically reduced through management's cost reduction strategies. Management believes that the Company will be able to achieve break even operations during the first quarter of 2004. This has been moved out from the initial estimate of break even operations being achieved during the final quarter of 2003 due to the delay in completing the acquisition of Briyante. The revenues realized through the sale of Briyante software will not be fully recognizable by Imagis until after completion of the acquisition.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO SEPTEMBER 30, 2002:

REVENUES

Imagis' total revenues decreased 60% to $1,091,949 for the nine months ended September 30, 2003 over the comparable prior year level of $2,733,114. The lower revenues were attributable to lower software sales revenues.

Revenues from the Company's software products declined 72% to $686,013 this year as compared to $2,433,927 for 2002. The period ending September 30, 2002 included $1,024,341 in revenue from the Serco installation, $459,017 from the Company's Alameda installation and $483,091 from the Zixsys license sale. The only comparable large contract during the same period this year is the Contra Costa installation of $401,337. The Alameda and Serco orders were received during 2001 and the revenue was recorded as the installations progressed and were completed in 2002.

Support and services revenues for 2003 were $398,251 and were 84% higher than in 2002 of $216,339. The support revenues are increasing as the sales revenues increased during 2002.

Other revenues were $7,685 for 2003, whereas comparable revenues of $82,848 were earned in the prior year. These revenues were primarily earned through interest revenue and fluctuate with the Company's cash balances. The 2002 figure was unusually high due to a large interest charge applied to an outstanding customer account.

OPERATING COSTS

Operating expenses totaled $4,191,523 for 2003, which is 42% lower than the 2002 operating expenses of $7,173,855. The 2003 expenses include a one-time charge of USD$250,000 (CDN$366,950) incurred as a management fee owing to OSI Systems Inc. ("OSI") in consideration of renegotiating the terms of the agreements with OSI; a one-time expense recovery of $100,000 relating to sub-contracted software development expensed during 2002; and a one-time cost of materials charge of $200,926 due to the cost of purchasing the software licenses for the previously announced Contra Costa installation from Briyante Software Corp. With the expected completion of the acquisition of Briyante at the end of November 2003 this cost will not be incurred in the future. Excluding these items, the operating expenses for 2003 were $3,723,647, which represents a 48% reduction in expenses over the prior year. The lower costs over the prior period resulted from significant decreases in the areas of administration, sales and marketing, and technology development and technical services. Management has implemented significant cost reduction strategies during the final quarter of 2002 and through April 2003. The month of May of 2003 was the first month that fully realized all of the cost reductions. The current operating expense rate has stabilized at approximately $3,500,000 per annum, with an expected expense level of approximately $5,000,000 for fiscal 2003.

ADMINISTRATION

Administrative costs for 2003 were $1,676,449, which is 42% lower than for 2002 of $2,903,346. These costs include the one-time management fee of USD$250,000 (CDN$366,950) described above. Excluding this charge, the administrative costs were $1,309,499, which represents a 55% reduction from the prior year. Administrative costs include staff salaries and related benefits and travel, stock based compensation, consulting and professional fees, facility and support costs, shareholder, regulatory and investor relations costs.

Generally all categories were lower due to the effects of cost reducing strategies, in particular a significant reduction in travel costs and the use of outside consultants. Also during the period, there was a stock based compensation recovery of $7,019 as opposed to an expense of $275,519 during 2002. The Company's administrative costs have declined since the second quarter of 2002, primarily due to no longer using financial advisory services and contract support staff.

BAD DEBT EXPENSE

The bad debt expense in 2003 of $117,433 consists of three customers that defaulted on payment for software licenses and one customer that defaulted on payment of reimbursable expenses. There was no comparable expense during the same period in 2002.

INTEREST AND AMORTIZATION

Interest expense incurred this year primarily related to financing of equipment and miscellaneous interest charges amounted to $17,149. This is primarily due to the acquisition of equipment during 2002. Overall interest expense also increased $24,815 due to interest charged on the Company's credit facility, advances and debenture. Amortization in 2003 amounted to $181,460 as compared to $108,765 for 2002. The increase in amortization expense reflects purchases of equipment and the amortization expense associated with the acquisition of the Intacta license.

COST OF MATERIALS

Cost of materials during 2003 of $203,940 consisted primarily of one-time costs associated with the Contra Costa installation due to the cost of purchasing the software licenses from Briyante Software Corp. With the expected completion of the acquisition of Briyante at the end of November 2003 this cost will not be incurred in the future. Cost of materials during 2002 of $174,579 consisted of one-time costs associated with the Alameda installation and Zixsys license.

SALES AND MARKETING

Sales and marketing expenses for 2003 were $1,139,056, and were 48% lower than in 2002 of $2,197,551. Imagis significantly increased its sales and marketing efforts during 2002 in order to increase market awareness of the Company and its products and capitalize on expected increased sales opportunities. These expected opportunities did not fully materialize. The Company has now decreased its sales team and streamlined its associated travel and marketing costs as part of its strategy of utilizing a more targeted marketing and sales strategy. No further decreases are currently contemplated. Sales and marketing costs will be increased if management identifies specific opportunities that require an increase in resources but only in the event that identifiable revenues exist.

TECHNOLOGY DEVELOPMENT

The technology development expenses for 2003 were $505,822, which is 56% lower than the 2002 comparable costs of $1,139,672. The 2003 total includes a $100,000 recovery of software consulting fees relating to sub-contracted software development expensed during the fourth quarter of 2002. Recurring expenses were reduced to $605,822 through a reduction in staff and overhead costs. Technology development expenses are expected to increase by approximately $150,000 per quarter with the addition of staff associated with the Briyante acquisition. Management expects that the increased revenues achieved as a result of the sale of new products acquired with Briyante will more than offset the increased costs. Any additional increases will only occur when specific sales opportunities are identified.

TECHNICAL SERVICES

Costs for the technical services group were $325,399 this year, which is 50% lower than the comparable 2002 costs of $645,038. The technical services group generally assists the Company's strategic partners in their installation of Imagis' products and also provides clients with any technical support they may require under annual support contracts, and includes primarily costs for salaries, facilities and travel. The reduction is due to cost reductions in all areas. Costs for future quarters will be dependent on the sales levels achieved by the Company.

NET LOSS FOR THE PERIOD

Overall, the Company incurred a net loss for the first nine months of 2003 of $3,099,574 or $0.15 per share, which is 30% lower than the net loss incurred during the first nine months of 2002 of $4,440,741 or $0.25 per share. Even though the Company experienced reduced revenues during the period the loss was reduced through management's cost reduction strategies. Management believes that the Company will be able to achieve break even operations during the first quarter of 2004. This has been moved out from the initial estimate of break even operations being achieved during the final quarter of 2003 due to the delay in completing the acquisition of Briyante. The revenues realized through the sale of Briyante software will not be fully recognizable by Imagis until after completion of the acquisition.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash on hand at the beginning of the period aggregated $547,831. During the period, the Company received additional funds of $296,038 from the exercise of both stock options and warrants. In total, 195,505 options and 133,334 warrants were exercised which resulted in aggregate proceeds to the Company of $129,370 and $166,668, respectively. The Company also received USD$100,000 (CDN$148,710) and $176,214 in unsecured advances. The Company has settled advances payable of $319,000 through the issuance of 1,849,275 Special Warrants under the terms described below.

Under a credit facility the Company received cash pursuant to a loan agreement with a previous director of the

Company in the amount of $367,000 and made repayments in the amount of $20,000. Also included in this loan are various expenses paid by the former director on behalf of the Company in the amount of $148,622 of which $26,384 has been repaid. The loan has accrued interest in the amount of $21,000 and the total of $490,238 remains unpaid as at September 30, 2003. The loan bore interest at the prime rate plus 2% per annum and was secured by a General Security Agreement over the assets of the Company, and a Source Code Escrow Agreement that required the Company to deposit into escrow its source codes together with a license to commercialize the source codes on a non-exclusive, world-wide, royalty-free basis for a period of five years, to be released only in the event that the Company ceases operations or enters bankruptcy proceedings. The loan arrangement under which the credit facility was drawn expired on May 31, 2003. Subsequent to September 30, 2003 the Company settled $396,750 of the Credit Facility through the issuance of 2,300,000 Special Warrants under the terms described below. The balance of the credit facility was repaid in cash.

During the period ended September 30, 2003, the Company received $75,000 through the issuance of a debenture. This debenture bore interest at prime plus 2% per annum, required interest to be paid monthly and was repayable on November 30, 2004. The debenture was secured by the assets of the Company but was subordinated to the credit facility loan agreement. Subsequent to September 30, 2003 the Company entered into an agreement to settle the debenture through the issuance of 434,782 Special Warrants under the terms described below.

The Company also received a total of $78,500 in subscriptions for special warrants pursuant to the private placement described below.

The Company used these funds primarily to finance its operating loss for the period. The impact on cash of the loss of $3,099,574, after adjustment for non-cash items and changes to other working capital accounts in the period, resulted in a negative cash flow from operations of $1,492,121. The Company also used funds to purchase capital equipment amounting to $8,195, repaid capital leases of $14,865, paid share issue costs of $2,031 related to a private placement completed in 2002, and deferred acquisition costs of $231,674 related to its proposed acquisition of Briyante Software Corp. The deferred acquisition costs consist primarily of legal costs associated with the acquisition and advances made to Briyante under the terms of the acquisition agreement.

In summary, the Company's cash position declined by $505,186 from $547,831 at the beginning of the period to $42,645 at September 30, 2003.

Pursuant to a Letter of Intent dated December 6, 2002 and an Arrangement Agreement dated February 14, 2003 the Company has agreed to acquire 100% of the issued and outstanding shares of Briyante Software Corp. ("Briyante"), a software development Company. The arrangement agreement was approved by the shareholders of Briyante at an annual and special general meeting held on March 17, 2003 and by an order of the Supreme Court of British Columbia on March 20, 2003. Subsequently the Company agreed to the postponement, pending amendments to the terms, of the acquisition of Briyante. The agreement to amend the terms was brought about by the Company determining that it did not have sufficient working capital for the combined entity, as a result of a poor financial environment over the past nine months. The Arrangement Agreement expired on May 31, 2003. On October 3, 2003, the Company and Briyante entered into a revised Arrangement Agreement to proceed with the acquisition of Briyante by the Company under the following terms:

     (i) The Company will acquire all outstanding shares of Briyante in exchange for shares of the Company. Briyante shareholders will receive 1.4 common shares of the Company in exchange for each common share of Briyante;

     (ii) The closing of the acquisition is subject to the Company raising a minimum $800,000, before finders' fees or commissions, of new capital by way of an equity financing. As at October 31, 2003 the Company has raised the required amount, see below;

     (iii) The Company has agreed that the Briyante shareholders may nominate two directors for election at the Company's AGM; and

     (iv) The closing is also subject to a number of customary conditions, including court, regulatory, and shareholder approval. Briyante's shareholders will be asked to vote on the Definitive Agreement at a Special Meeting that has been scheduled for November 21, 2003. The Company's shareholders will also vote on the arrangement November 21, 2003, at the Company's Annual General Meeting (AGM). If the Briyante acquisition is approved by both companies' shareholders, the Company's shareholders will also be asked to approve a post-acquisition share consolidation on a 4.5 old shares for 1 new share basis.

Management of the Company continues its organizational restructuring and refocusing of its sales, marketing, and development efforts and as a result has laid off non-core employees from its global operations. The Company has also closed its Victoria, B.C office and consolidated its operations into its Vancouver, B.C. head office, and implemented significant general administrative expense reduction measures, in order to substantially reduce the Company's monthly operating expenses. May of 2003 was the first month that fully realized all of the cost reductions and management believes that the Company will be able to achieve break even operations during the first quarter of 2004.

The Company did not have sufficient cash flow from operations to fund its operations beyond September 2003 and in recognition of this situation, the Company entered into the following agreements:

     (a) The Company entered into an agreement to issue an aggregate of 613,868 common shares at a deemed price of $0.2925 per share in settlement of $179,557 of debt owed to two arms-length creditors. The Company also agreed to issue common shares to its landlord in payment of the lease on its Vancouver head office through December 2003. The shares are to be issued on the first of each month based on the formula of the number of shares being equal to the monthly rent of $11,475 divided by the weighted average share price of the previous month less the maximum allowable discount under the rules of the TSX Venture Exchange. The Company issued a further 47,378 shares in payment of the August rent and 57,146 shares in payment of the September rent under this agreement.

     (b) Subsequent to September 30, 2003 the Company closed the announced private placement of up to CDN $800,000. The private placement was oversubscribed by 574,348 Special Warrants and consists of a total of 5,212,029 Special Warrants at $0.1725 per Special Warrant, for gross proceeds of $899,075. Finders' fees are payable totaling $39,900 for net proceeds of $859,175. Each Special Warrant will be exercisable, for no additional consideration, into Units consisting of one common share and one share purchase warrant. Each warrant will entitle the holder for two years from the date of issue of the special warrants to acquire one additional common share in the capital of Imagis at an exercise price of $0.23 in the first year and $0.253 in the second year. The Special Warrants will be convertible at the holders' option at any time for an eighteen month period and will convert automatically at the end of the eighteen months. The Company will not be required to meet any conditions prior to conversion. The private placement was closed in tranches consequently the automatic conversion date will fall on a number of dates between March 29, 2005 and April 30, 2005. The share purchase warrants will expire on a number of dates between September 29, 2005 and October 30, 2005.

     (c) Subsequent to September 30, 2003 the Company settled $790,750 in debt including $396,750 of the Credit Facility, advances payable of $319,000, and the $75,000 Series A Subordinated Debenture. The debt was settled through the issuance of 4,584,058 Special Warrants under the same terms as those of the private placement described above, with the exception of debt settled with non-arms length parties. The 1,002,899 special warrants issued to non-arms length parties will be converted only into common shares and no warrants. The debt settlement removed the existing General Security Agreements over the assets of the Company associated with the Credit Facility and Series A Debenture. The Company has repaid the balance of the funds owing under the Credit Facility in cash.

Management of the Company will be continuing to seek additional financing and may complete an additional private placement if investment funds are available. The Company will not be proceeding with the proposed Secured Convertible Debenture issues described in its June 30, 2003 quarterly 10Q filing.

There is no assurance that the Company will be able to complete any financing or that any financing will be obtained on terms favorable to the Company. The failure to obtain adequate financing could result in a substantial curtailment of Imagis' operations.

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

ITEM 2. CHANGES IN SECURITIES

     (a)  None

     (b)  None

     (c) The Company issued 339,906 common shares to a company in a private transaction outside the United States. The common shares were issued to settle $91,799 of trade payables owed to the company. The common shares were issued in reliance upon an exclusion from registration available under Regulation S ("Regulation S") promulgated under the Securities Act of 1933, as amended (the "Securities Act").

          The Company issued 378,486 common shares to a company in a private transaction in the United States. The common shares were issued to settle $110,707 of trade payables owed to the company. The common shares were issued in reliance upon an exclusion from registration available under Regulation S ("Regulation S") promulgated under the Securities Act of 1933, as amended (the "Securities Act").

     (d)  None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended September 30, 2003.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

The following exhibits are filed (or incorporated by reference herein) as part of this Form 10-QSB:

      EXHIBIT
      NUMBER     DESCRIPTION
      -------    -----------
      3.1(1)     Articles of Incorporation
      4.1(1)     Shareholder Agreement dated February 23, 1999 among the
                 Original Shareholders and the Former Imagis Shareholders
      4.2(5)     Registration rights agreement dated July 8, 2002 between Imagis and OSI
      10.1(1)*   Employment Agreement dated February 23, 1999 between the Issuer and Iain Drummond
      10.2(2)*   Imagis Technologies Inc. 2000 Stock Option Plan
      10.3(3)    Form of Unit Subscription Agreement
      10.4(4)    Software Assets Sale and Assignment Agreement dated October 31,
                 2001 between Imagis and API Technologies, LLC.
      10.5(5)    Subscription Agreement dated July 8, 2002 between Imagis and
                 OSI
      10.6(5)    Letter of Intent dated July 8, 2002 between Imagis and OSI
      10.7(5)    Product Development and Marketing Agreement dated July 8, 2002 between Imagis and OSI
      10.8(5)    Software Developer Services Agreement dated July 8, 2002
                 between Imagis and OSI
      10.9(6)    Purchase Agreement dated August 30, 2002 between Imagis and
                 Intacta for certain data encoding technologies
      10.10(6)   Agreement to amend the terms of Item 10.9 dated October 8, 2002
      10.11(6)   Agreement to amend the terms of Item 10.9 and 10.10 dated
                 October 9, 2002

      EXHIBIT
      NUMBER     DESCRIPTION
      -------    -----------
      10.12(6)   Agreement between Imagis and Intacta for the purchase of
                 Intacta patents dated November 1, 2002
      10.13(6)*  Consulting Agreement between Imagis and Altaf Nazerali dated
                 October 1, 2002
      10.14(6)   Agreement between Imagis and Briyante for the development of a query application dated July 30, 2002
      10.15(7)   Revolving Line of Credit dated February 23, 2003 between Imagis and Altaf Nazerali
      10.16(7)   Amended and Restated Loan Agreement: Revolving Line of Credit
                 dated April 15, 2003 between Imagis and Altaf Nazerali
      10.17(7)   General Security Agreement dated April 15, 2003 between Imagis and Altaf Nazerali
      10.18(7)   Grid Promissory Note dated February 21, 2003 between Imagis and
                 Altaf Nazerali
      10.19(7)   Grid Promissory Note Amended and Restated dated April 15, 2003 between Imagis and Altaf Nazerali
      10.20(7)   Source Code License Agreement dated April 15, 2003 between
                 Imagis and Altaf Nazerali
      10.21(7)   Source Code Escrow Agreement dated April 15, 2003 between
                 Imagis and Altaf Nazerali
      10.22(8)   Debenture agreement between the Company and 414826 B.C. Ltd dated May 30, 2003
      10.23*     Consulting Agreement dated July 15, 2003 between Imagis and Roy
                 Trivett
      31.1       Section 302 Certifications
      32.1       Section 906 Certifications
      99.1       Risk Factors
      99.2       Form 51-901F as required by the British Columbia Securities
                 Commission

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

     (4) Previously filed as part of Imagis' Quarterly Report on Form 10-QSB for the period ended March 31, 2002.

     (5) Previously filed as part of Imagis' Current Report on Form 8-K filed on December 19, 2002.

     (6) Previously filed as part of Imagis' Annual Report on Form 10-KSB for the year ended December 31, 2002.

     (7) Previously filed as part of Imagis' Quarterly Report on Form 10-QSB for the period ended March 31, 2003.

     (8) Previously filed as part of Imagis' Quarterly Report on Form 10-QSB for the period ended June 30, 2003.

(b)  Reports on Form 8-K

     On July 15, 2003, the Company filed on Form 8-K under Items 5 and 7 a press release attached as an exhibit thereto. The press release announced that the Company had entered into a Memorandum of Understanding with Briyante Software Corp to proceed with the acquisition of Briyante by Imagis under the following revised terms:

         (i) Imagis will acquire all outstanding shares of Briyante in exchange for shares of Imagis, such that former shareholders of Briyante will own 40% of the outstanding share capital of Imagis before the additional issuances to debt holders described below;

         (ii) Imagis and Briyante intend to raise capital by way of a debt offering (the "Debt") to fund the operations of Imagis and Briyante, the target for such offering being an aggregate amount of $1.63 million. The previously announced line of credit and debentures will be included in the aggregate amount;

         (iii) As part of the Acquisition, the holders of the Debt will be offered a limited-time opportunity to convert the Debt for common shares of Imagis (post-acquisition). The total number of shares issuable will be such that if the targeted maximum amount of $1.63 million in Debt is converted into equity, the holders of the Debt will be issued 21% of the equity of Imagis (post-acquisition), with the current shareholders of Imagis and Briyante being diluted on a pro rata basis. If the total amount of Debt converted is more or less than $1.63 million, the total number of shares issuable to holders of the Debt who convert will be adjusted pro rata; and

         (iv) Following the Acquisition and the conversion of the Debt into shares of Imagis, the common shares of Imagis will be consolidated on a basis acceptable to Imagis and Briyante (currently proposed to be approximately ten for one).

     Imagis also announced the appointment of Mr. Roy Trivett as President and Chief Executive Officer and that Mr. Iain Drummond, the previous President and CEO of Imagis, will remain with the company as Vice President and Managing Director, International. The Company also announced that upon completion of the Acquisition of Briyante, Mr. Al Kassam, the President and CEO of Briyante, will join Imagis as Director and serve in the role of Vice President, Technology and Development and Chief Technology Officer. Imagis also announced that Mr. Wayne Smith, previously Chief Financial Officer, will be taking on expanded responsibilities and will serve as Chief Operating Officer and Vice President, Finance.

     On August 7, 2003, the Company filed on Form 8-K under Items 5 and 7 a press release attached as an exhibit thereto. The press release announced that the Company had agreed to issue 613,868 common shares to settle $179,556.50 of trade payables.

     On September 26, 2003, the Company furnished on Form 8-K under Item 9 a press release attached as an exhibit thereto. The Company announced it has reached agreement for a proposed combination brokered and non-brokered private placement of up to CDN $800,000. The private placement will consist of up to 4,637,681 Special Warrants at $0.1725 per Special Warrant. Each Special Warrant will be exercisable, for no additional consideration, into Units consisting of one common share and one share purchase warrant. Each warrant will entitle the holder for two years from the date of issue of the special warrants to acquire one additional common share in the capital of Imagis at an exercise price of $0.23 in the first year and $0.253 in the second year. The Special Warrants will be convertible at the holders' option at any time for an eighteen month period and will convert automatically at the end of the eighteen months. The Company will not be required to meet any conditions prior to conversion. The brokered portion of the private placement will pay a commission of 7.5% in cash and 7% in broker's warrants at $0.23 per share. The private placement is subject to regulatory approval. The Company also announced that it is seeking regulatory approval to settle $790,750 in existing debt including the previously announced Secured Line of Credit, Series A Subordinated Debenture, and other advances. The debt will be settled through the issuance of 4,584,058 Special Warrants under the same terms as those of the private placement described above, with the exception of debt settled with non-arms length parties. The special warrants issued to non-arms length parties will be converted only into common shares and no warrants. The proposed debt settlement will remove the existing General Security Agreements over the assets of the Company associated with the Line of Credit and Series A Debenture. The Company will not be proceeding with the proposed Secured Convertible Debenture issues described in its recent June 30, 2003 quarterly 10Q filing. Information furnished pursuant to Item 9 on Form 8-K shall not be deemed filed under the Securities Exchange Act of 1934, as amended.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       IMAGIS TECHNOLOGIES INC.


Date: November 14, 2003
                                       /s/ Wayne Smith
                                       ---------------------------------------
                                       Wayne Smith
                                       Vice President Finance,
                                          Chief Operating Officer
                                       (Principal Financial and Accounting
                                          Officer and Duly Authorized Officer)