Form 10KSB
IMAGIS TECHNOLOGIES INC
filed 2004-03-29
CIK 1088393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_______________

FORM 10-KSB

_______________

(Mark One)

☒

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file Number: 000-30090

_______________

IMAGIS TECHNOLOGIES INC.
(Exact name of small business issuer in its charter)

_______________

British Columbia, Canada (State or other jurisdiction of incorporation or organization)	Not Applicable (I.R.S. Employer Identification No.)

1630 – 1075 West Georgia Street
Vancouver, British Columbia
V6E 3C9
(Address of principal executive offices, including zip code)

(604) 684-2449
(Issuer's telephone number, including area code)

_______________

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Shares, no par value

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

The Issuer’s revenues for its most recent fiscal year were Cdn$1,355,742.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of March 26, 2004, was USD$5,345,760.  The number of shares outstanding of each of the Issuer’s classes of equity as of March 26, 2004, was 11,086,459 common shares.

Transitional Small Business Disclosure: Yes ☐ No ☒

**IMAGIS TECHNOLOGIES INC.**

**FORM 10-KSB**

## For the Year Ended December 31, 2003

**INDEX**

PART I ........ 5
Item 1. Description of Business........ 5
History of the Company........ 5
Incorporation/Name Changes/Initial Business........ 5
Acquisition of Imagis Cascade........ 6
History of Business of Imagis Cascade........ 6
Business of the Company........ 7
General Overview........ 7
The Briyante Integration Environment........ 8
Imagis Facial and Image Recognition Technologies........ 8
Turn-key Solutions........ 9
Markets........ 9
Competition........ 10
Intellectual Property Rights........ 11
Research and Development........ 11
Sales and Marketing........ 11
Sales Strategy........ 11
Direct Sales Force........ 12
Strategic Partnerships and Alliances........ 12
Business Partners........ 12
Employees........ 14
Financial Statements........ 14
Important Factors that may affect the Company's Business, Results of Operations, and Common Share Price........ 14
Item 2. Description of Property........ 19
Item 3. Legal Proceedings........ 19
Item 4. Submission of Matters to a Vote of Security Holders........ 20

PART II ........ 21
Item 5. Market for Common Equity and Related Stockholder Matters........ 21
Exchange Controls........ 22
Dividend........ 23
Disposition........ 24
Recent Sales of Unregistered Securities........ 24
Special Warrants........ 24
Item 6. Management's Discussion and Analysis or Plan of Operation........ 25
About Imagis........ 25
Overview........ 25
The Company's Business........ 25
Briyante Acquisition........ 25
Critical Accounting Polices........ 26
Results of Operations for the year ended December 31, 2003 compared to December 31, 2002:........ 28
Revenues........ 28
Operating Costs........ 28
Administration........ 28
Bad Debt Expense........ 29
Interest and Amortization........ 29
Cost of Materials........ 29
Sales and Marketing........ 29
Technology Development........ 29
Technical Services........ 29

NOTE REGARDING FORWARD-LOOKING STATEMENTS

Except for statements of historical fact, certain information contained herein constitutes “forward-looking statements,” within Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  In some cases, you can identify the forward-looking statement’s by the Issuer’s use of the words such as “may,” “will,” “should,” “could,” “expect,” “plan,” “estimate,” “predict,” “potential,” “continue,” “believe,” “anticipate,” “intend,” “expect,” or the negative or other variations of these words, or other comparable words or phrases.

Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results or achievements of the Issuer to be materially different from any future results or achievements of the Issuer expressed or implied by such forward-looking statements.  Such factors include, but are not limited to the following: the Issuer’s limited operating history; the Issuer’s need for additional financing; the Issuer’s history of losses; the Issuer’s dependence on a small number of customers; risks involving new product development; competition, management of growth and integration; risks of technological change; the Issuer’s dependence on key personnel; risks involving lengthy sales cycles; marketing relationships and third-party suppliers; the Issuer’s ability to protect its intellectual property rights; risks associated with exchange rate fluctuations; risks of software defects; risks associated with product liability; the directors’ and officers’ involvement in other projects; the Issuer’s agreements with OSI Systems Inc. (“OSI”); risks associated with the strategic alliance with Sanyo Semiconductor Company and Intacta Technologies Inc. related to Zixsys, Inc.; risks associated with the acquisition of Briyante Software Corp.; the potential additional disclosure requirement for trades involving the issued common shares; the difficulty of enforcing civil liabilities against the Issuer or its directors or officers under United States Federal securities laws; risks associated with the Issuer’s restructuring activities; the volatility of the Issuer’s share price; risks associated with certain shareholders’ exercising control over certain matters; and the other risks and uncertainties described under “Description of Business – Risk Factors” in this Form 10-KSB.  Certain of the forward-looking statements contained in this annual report are identified with cross-references to this section and/or to specific risks identified under “Description of Business – Risk Factors.”

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

	February 2004	January 2004	December 2003	November 2003	October 2003	September 2003

High for the month	0.7629	0.7880	0.7738	0.7708	0.7667	0.7420
Low for the month	0.7439	0.7496	0.7460	0.7486	0.7418	0.7206

Exchange rates are based upon the noon buying rate in New York City for cable transfers in foreign currencies as certified for customs purposes by the Federal Reserve Bank of New York.  The noon rate of exchange on March 18, 2004 as reported by the United States Federal Reserve Bank of New York for the conversion of Canadian dollars into United States dollars was Cdn$1.00 = US$0.7523.  The Issuer prepares its financial statements in Canadian Dollars (“Cdn”).  Unless otherwise indicated in this annual report on Form 10-KSB (the “Annual Report” or “Form 10-KSB”), all references herein are to Canadian Dollars.

PART I

Item 1.  Description of Business.

Imagis Technologies Inc. (the “Company” or “Imagis”), a British Columbia corporation, develops and markets software that simplifies, accelerates, and economizes the process of connecting existing, disparate databases, enhanced as appropriate with biometric facial recognition technology. The combination of these technologies enables information owners to share data securely with external stakeholders and software systems using any combination of text or imagery. This includes searching disconnected data repositories for information about an individual using only a facial image.

Imagis was formed through the 1999 acquisition of Imagis Cascade Technologies Inc. (“Imagis Cascade”), which itself was founded in 1990 through the merger of two firms, one of which was engaged in the processing of satellite images and the other was engaged in the development and marketing of an imaging-oriented jail admission/discharge information system.

In conjunction with the Royal Canadian Mounted Police, Imagis Cascade developed a set of law enforcement and security software solutions culminating in the CABS Computerized Arrest & Booking System. At the request of the RCMP, Imagis Cascade expanded into image and facial recognition to provide an easy and effective way to identify a suspect using only a photograph. Soon thereafter, operating as Imagis Technologies Inc., the company initiated deployment of a facial recognition-enabled regional arrest and booking data sharing network in Alameda County, (Oakland, CA) using traditional system integration approaches.

In 2003, Imagis merged its operations with Briyante, a company specializing in disparate database integration and service oriented architecture application development. Briyante’s reputation was solidified by its deployment of a Web Service-based data sharing network for the King County Sheriff’s Office (Seattle, WA). Imagis continues to use the Briyante brand as a name for the Company’s data integration technology.

Today, Imagis offers a product suite that facilitates the rapid integration of dissimilar information systems, enabling comprehensive access to sources of critical data without compromising the originating data-owner’s security protocols or requiring modifications to legacy systems. This ability to access external databases amplifies the power and range of the firm’s recognition and digital image matching technologies—technology that provides time- and resource-saving tools for criminal investigations, surveillance, and security.

Combined, the company’s core technologies bridge the gap between islands of disparate data, facilitating access to comprehensive information about persons of interest using any combination of text or imagery.

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

On February 23, 1999, the Company acquired all of the outstanding shares of Imagis Cascade, a British Columbia corporation, thereby completing a Qualifying Transaction and becoming classified as a venture company by the TSX Venture Exchange.  As a result of the acquisition, the Company changed its name from Colloquium Capital Corp. to Imagis Technologies Inc. on February 25, 1999.

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

(i)

$900,000 paid to Pacific as follows:  $150,000 paid through the subscription by Pacific on March 19, 1999 on a private placement basis for 267,857 common shares at $0.56 per share, and the balance paid on May 6, 1999; and

(ii)

up to $400,000 payable to Pacific if, as and when, certain warrants issued by the Company are exercised for net proceeds to the Company in excess of $400,000.

(a)

In consideration for renouncing his right to acquire up to a 6% equity interest in Imagis Cascade, the Company issued a warrant to purchase 400,000 common shares at an exercise price of $1.25 per share to Iain Drummond (the “Drummond Warrant”), the Company’s former President and Chief Executive Officer.  See “Item 10—Executive Compensation.”

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

Business of the Company

The Company derives a substantial portion of its revenues, and it expects to derive a substantial portion of its revenues in the near future, from sales of its software to a limited number of customers. Additional revenues are achieved through the implementation and customization of this software as well as from the support, training, and ongoing maintenance that results from each software sale. The Company’s success will depend significantly upon the timing and size of future purchase orders from its largest customers as well as from the ability to maintain relationships with its existing installed customer base.

General Overview

Imagis Technologies Inc. develops robust and easy-to-use software technologies for information sharing and biometric identification. This includes a standards-based data integration toolkit, known as the Briyante Integration Environment, as well as proprietary software algorithms enabling facial recognition and image matching.

The Briyante Integration Environment

The Briyante Integration Environment is a paradigm-shifting approach to the problem of disparate data integration and system interoperability. Classified as middleware software, Briyante consists of a development toolkit and server: the Briyante Design Studio and the Briyante Integration Server, respectively. These elements work together to enable Imagis, its business partners, and the firm’s clients to architect and deploy data sharing solutions quickly and easily.

While the need for information sharing and system interoperability is not new, data integration projects have historically required specialist resources to engage in laborious, proprietary, and risky point-to-point programming using low-level components and application program interfaces. In contrast, Briyante enables the rapid creation, assembly, and deployment of decoupled Web Services. These Web Service components—when combined with common schema and the Microsoft .NET framework—can be “snapped” together into a useable solution, allowing the integrator to focus on business process flow within an application environment rather than on the lines of code or “glue” that creates the interoperability. The difference between “glueing” components and “snapping” services results in increased flexibility in computer system design. Furthermore, snapping services facilitates the rapid reconfiguration of the business process logic, saving significant time over previous methods.

The Briyante environment offers the following benefits:

  Allows developers to leverage new code along with pre-existing logic to build true composite applications;

  Ensures that customers and users can sidestep many of the typical challenges associated with data integration;

  Reduces the complexity of political negotiations over data sharing by enabling extremely rapid implementation of governance decisions (typically measured in hours and days);

  Allows organizations to initiate the data sharing process with agreement on relatively few data elements, proving the concept and building trust between sharing partners; and

  Iterate the delivery of the system one organization or one system at a time, allowing participants to realize political “wins” without exposing themselves to significant risk.

Briyante ensures that each participating data sharing partner maintains full control over the data shared. The software provides a simple, control-panel interface to implement sharing permissions that reflect the organization’s governance decisions. This eliminates the issue of data ownership and location, which has proven to be a central stumbling block for data warehouse-oriented implementations.

Imagis Facial and Image Recognition Technologies

The Company’s biometric facial recognition technology—which originated in the mathematics of advanced satellite image processing—enables one-to-many identification searches and one-to-one verification matches. To date, the technology is most effective as an identification tool capable of distilling large databases down to a smaller gallery of possible matches.

The technology consists of a series of components packaged within a Software Development Kit (SDK). These components find faces within a digital photograph or video stream and match those images to like-looking facial images stored within a database. This functionality is also available as a native component of the Company’s data sharing solutions. Qualified business partners can use the Company’s Facial Recognition Software Development Kit (SDK) to build custom applications and devices to meet specific customer or market needs.

The technology can also be extended to whole image matching, enabling the detection and recognition of like-looking, non-facial imagery. For example, the technology has been deployed within Imagis’ ChildBase software system (see below) to facilitate the matching of “highly-similar” child pornography photographs and video clips.

Turn-key Solutions

Based on the aforementioned core technologies, Imagis develops software solutions for specific market needs and verticals. Each solution highlights the Company’s intrinsic ability to enhance access to textual data through connections to facial and other biometric or non-biometric imagery.

Solutions include:

  InForce Justice Suite: The InForce Justice Suite is a standards-based software platform that allows criminal justice and public safety agencies to integrate disparate databases and vendor applications quickly and affordably, without requiring an agency to relinquish control of proprietary information. Users are provided with a Web-based interface allowing them to execute queries using text or imagery from any of the connected data sources.

  ChildBase: ChildBase is an image-centric, seizure management application that uses advanced facial recognition and image matching to assist investigations and prosecution of seizures of child pornography.

  Computerized Arrest and Booking System (CABS): CABS is a facial recognition-enabled database application that facilitates the arrest and booking process for law enforcement agencies. The software records important information about the arrestee.

  Identity Server: The Imagis Identity Server is a commercial off the shelf solution that enables one to add facial recognition capabilities to legacy applications that store mug shot-quality imagery.  Customers can use Identity Server “out-of-the-box” to rapidly configure a query-only connection to the legacy image database; to create and store image encode arrays on the Identity Server; and to conduct facial/text searches of the legacy data through an intuitive, flyweight browser application called InForce IQ.

The Company currently has more than one hundred and fifty installations of its products around the world. This includes King County Sheriff’s Office (Washington), Contra Costa County (California), Charlotte-Mecklenburg Police Department (North Carolina), Alameda County (California), 50+ RCMP detachments in Canada, the National Crime Squad of England and Wales, and other organizations.

Markets

For the past two years, government legislation from across the US and around the world has had, at its very core, two key messages: the first is the need for improved security and the second is the need for improved information sharing. The Company has found that one need goes hand-in-hand with the other. Effective security and identification requires having access to information. The merger with Briyante in November of 2003 brought this capability to Imagis and the Company’s customers. Together, the company can deliver cohesive solutions—incorporating our core capabilities in data integration, facial recognition, and image matching—to address legislated market needs and priorities.

The Company believes that a significant opportunity exists for it to deliver information sharing systems between state and regional law enforcement agencies. The following statistics, assembled from various sources support this assertion:

  There are more than 45,000 police departments, courts, correctional institutions, national security agencies, district attorney, and prosecution offices in the United States. Of this, approximately 6,500 are large enough (more than 50 employees) to require an integrated justice solution  http://www.ojp.usdoj.gov/bjs/welcome.html )

  Among emerging biometric technologies, facial recognition and middleware are projected to reach US$200 million and US$215 million respectively in annual revenues in 2005. (International Biometrics Group – 2003-2007 Biometrics Market Report)

  Civil ID and PC / Network Access will be the leading biometric applications over the next five years, expected to account for nearly US$2 billion in combined annual revenues by 2007. Physical Access / Time and Attendance will reach US$245 million in annual revenues by 2004, with Surveillance and Screening applications projected to reach US$49 million in annual revenue in 2004 (International Biometrics Group – 2003-2007 Biometrics Market Report)

  The Government Sector will be the leading biometric vertical market through 2007 with US$1.2 billion in annual revenues. The Financial Sector and the Travel and Transportation sectors follow with US$672 million and US$556 million, respectively, in 2007. The various scenarios in which government agencies must identify and authenticate both citizens and employees, particularly subsequent to 9/11, is a critical growth factor. (International Biometrics Group – 2003-2007 Biometrics Market Report)

  Twenty-eight percent of local police departments in 2000, and 33% of sheriffs' offices, used computers for inter-agency information sharing. This includes three-quarters of all local departments serving 250,000 or more residents, and more than half of all sheriffs' offices serving 100,000 or more residents. (US Department of Justice - Bureau of Justice Statistics; http://www.ojp.usdoj.gov/bjs/sandlle.htm)

  In 2000, 75% of local police departments and 80% of sheriffs' offices used paper reports as the primary means to transmit criminal incident field data to a central information system, down from 86% and 87% in 1997. During the same time period, use of computer and data devices for this purpose increased from 7% to 14% in local police departments and from 9% to 19% in sheriffs' offices. (US Department of Justice - Bureau of Justice Statistics; http://www.ojp.usdoj.gov/bjs/sandlle.htm)

Competition

A few existing companies currently compete with Imagis’ various product lines. These are broken down as follows:

  Disparate Data Integration and System Interoperability – While there is no current market leader providing XML-based middleware technology, several vendors have solutions that compete with the Briyante Integration Environment. This includes: The Templar Corporation of Alexandria, VA; Thinkstream, Inc. of Tigard, OR; and many IBM WebSphere system integrators. Imagis also competes with existing point-to-point system integration companies and firms advocating proprietary data warehousing solutions.

  Biometric Face Recognition and Identification – While there are several vendors that offer face recognition technology, there are four largest companies within the space, of which Imagis is one. The other three category leaders are: Identix Inc. of Minnetonka, Minnesota, Viisage Technology, Inc. of Littleton, Massachusetts. (whom recently acquired ZN Vision of Germany); and Cognitec Systems GmbH  of Dresden, Germany.

  Child Recovery and Identification Software – Imagis believes that it is the only vendor to combine face recognition and scene/image analysis functionality into a full suite of child identification, investigation, and recovery products. While Paris-based LTU Technologies competes with Imagis’ scene recognition capabilities, at present this vendor does not have any face recognition capabilities within their product. Furthermore, the installation at the UK’s National Crime Squad represents the world’s largest repository of child abuse imagery, and each image has been encoded using Imagis’ proprietary technology. The Company believes future deployments in subsequent countries will benefit from the work already performed by the NCS.

  Arrest and Booking Software – There are several vendors who have commercially available products that have some similarities or overlapping functionality to Imagis’ CABS application. This includes: Printrak International (a subsidiary of Motorola), ImageWare Systems Inc., and Niche Technologies Inc.

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

Intellectual Property Rights

The Company’s success will depend upon its ability to protect its intellectual property rights.  The Company relies principally on a combination of copyright, patent and trade secret laws, non-disclosure agreements and other contractual provisions to establish and maintain its proprietary rights.

As part of its confidentiality procedures, the Company generally enters into nondisclosure and confidentiality agreements with each of its key employees, consultants, and business partners and limits access to and distribution of its technology, documentation, and other proprietary information.  In particular, the Company has entered into non-disclosure agreements with each of its employees and business partners.  The terms of the employee non-disclosure agreements include provisions requiring assignment to the Company of employee inventions.  In addition, the Company’s source code for its software products is maintained in a controlled environment within the technology and development group.  For security purposes, a copy of the source code is maintained in a lock-box at the Bank of Montreal in Vancouver, accessible only by the board of directors of the Company.  There can be no assurance that the Company’s efforts to protect its intellectual property rights will be successful.  Despite the Company’s efforts to protect its intellectual property rights, unauthorized third parties (including competitors) may, from time to time, copy or reverse engineer certain portions of the Company’s technology and use such information to create competitive products.

While policing the unauthorized use of the Company’s technology is difficult, the Company has taken steps to make it difficult for organizations to use its products without registering with the Company first.  This includes requiring its customers to obtain computer-specific and IP address-specific registration codes that limit usage based on the software licensing agreement that is in place.

The Company has registered the ChildBase product name and mark in the United Kingdom. The Company has not registered any trademarks in the Canada, the United States or elsewhere. The firm has a patent pending in the United States filed on August 8, 2003 for its unique method for using Web Services to facilitate system interoperability. Furthermore, the Company has purchased certain patents from Intacta relating to its data compression technologies. The patent purchase agreement is included in this filing as an exhibit.

Research and Development

The Company’s personnel have considerable experience and expertise in the development of service oriented application architecture using XML Web Services as well as considerable experience in advanced computer vision and imaging systems. The Company’s software product development personnel employ modular software architecture, object-oriented software development and graphical user interface design technologies to develop scaleable, modular products.

As of December 31, 2003, the Company’s research and development staff consisted of ten (10) employees, all of whom were located in the province of British Columbia.

During the fiscal years ended December 31, 2003 and December 31, 2002, the Company’s total expenditures for research and development were $692,754 and $1,668,027, respectively.  Management believes that timely and continuing product development is critical to the Company’s success and plans to continue to allocate significant resources to product development.

Sales and Marketing

Sales Strategy

Imagis employs multiple sales and distribution channels to effectively penetrate markets including:

  Direct Sales Force (to identify and develop business partner and strategic relationships)

  Strategic Partnerships and Alliances

  Business Partners

  Strategic Acquisitions

Direct Sales Force

Imagis employs business development and sales personnel whose duties include the active recruitment of new business partners. Furthermore, the sales and business development team provides assistance to existing partners in qualifying sales opportunities, conducting joint customer calls, writing proposals, and performing analysis with the end customer.

Strategic Partnerships and Alliances

The Company’s partner strategy focuses on driving revenue by combining internal strengths, business relationships, references, and experience with those of the firm’s partners to create compelling business solutions for end-users.

In all cases, Imagis seeks to partner with qualified firms to develop business opportunities. Although the Company prefers to have partners take the lead on sales opportunities,, Imagis is also prepared and willing—under the right circumstances—to lead sales efforts directly, leveraging as sub-contractors local partners who may not be well enough positioned to close a sale.

To address the needs of customers outside of the firm’s core market focus, the Company relies on strategic partnerships that complement or enhance Imagis products. These alliances provide existing relationships, marketing resources, and credibility in new markets. Imagis’ strategic partnerships include Microsoft Corp.; HP, Inc.; Cisco Systems; Orion Systems, a division of SRA Inc.; Serco plc; Datacard Group; SANYO Semiconductor; API Technologies, LLC; and OSI Systems, Inc. Imagis works with these partners to actively promote the firm’s products around the world.

Business Partners

Imagis distributes its products on a global basis through business partners. These are typically companies with products to which the Company’s data integration or imaging solutions add value, and who are already established and reputable suppliers in the appropriate vertical market. Using partners to promote and sell its products extends Imagis’ network of direct sales people, gives the Company global visibility, and ensures the customer receives high-quality local support. At present, Imagis has over 40 business partners worldwide. The Company is currently performing an internal audit of its partners and is planning on transferring all or the majority of partners over to a new Business Partner Program.

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

Strategic Acquisitions

The Company is continually evaluating potential strategic acquisition candidates. The acquisition of Briyante during 2003 is an example of such strategic acquisitions. There can be no assurance, however, that the Company will find such strategic acquisition candidates or if found that terms can be negotiated on acceptable terms to the Company.

Marketing Strategy

The Company’s primary sales and marketing strategy encompasses the following:

  Imagis will engage with strong systems integrators already entrenched in their respective regions, ensuring they are trained on our software (features/functionality) while providing them the necessary tools to sell and support the end-user environment. The initial focus for the Company is on partners involved in state and local government public safety and law enforcement agencies.  The Company is also in discussions with a few partner prospects about expanding its products and services into other market verticals outside of justice and public safety.  There can be no assurance, however, that these discussions will result in agreements with such prospects where such parties will agree on terms acceptable to Imagis to use its products.

  The Company aims to get closer to technical contacts inside of each government at a county level with their captive vendors to better understand what they want and how Imagis can provide a rapid iteration of data-sharing via “pilot projects and/or proof of concept” proposals.  If the Company can prove the ease of use, show the software’s viability and cost effectiveness, and demonstrate the real-time benefits to having access to the information, the Company will be able to shorten the sales timeline and inevitably push sales through the cycle.

  To engage with projects where the need for data-sharing has already been identified, perhaps initiated in an RFI or RFP and where the Briyante tools will encourage rapid iteration of and to disparate data.

  To provide pilot or proof of concept strategies to encourage ownership and adoption of the technologies as part of the Company’s “seeing-is-believing” strategy.

Rather than segment the biometrics industry by technology (facial recognition, fingerprint, iris scan) or by horizontal applications (access control, surveillance), Imagis identifies market opportunities by industry and builds specific solutions that address the needs of that market. These market opportunities share similar defined problems and often reference one another in their buying decisions.

Imagis has identified several key marketing strategies in its efforts to realize its growth and revenue objectives. These include:

  Leveraging and building on its success in the law enforcement market by introducing new products, expanding its client base, and selling add-on products and services to current customers;

  Using strategic partners to expand into new markets, including financial services and healthcare; and

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

  The Company has established its position as a leading provider of software to the law enforcement market. This includes information sharing, identification technologies, and child protection.

  The Company’s biometric identification technology is recognized as a market leader in face recognition and identification.

  Imagis Facial Recognition software has been successfully installed at a number of law enforcement agencies and achieved success in identifying offenders and suspects.

  The Company believes it can leverage the success of its ChildBase application and relationship with a United Kingdom national police agency to promote other child identification and law enforcement applications.

  Excellent customer references have been established, including the Royal Canadian Mounted Police, King County Sheriff’s Office, Charlotte Mecklenburg Police Department, and over thirty police departments and sheriff’s offices in Alameda County, California – the largest digital imaging system on the West coast.

  Imagis’ products are available both as complete applications and as a series of components delivered within a software development kit that can be easily integrated into other products. Ease of integration ensures that new applications can be developed quickly to adapt to changing market needs.

Employees

As of December 31, 2003, the Company had 25 employees all of which were full-time employees, consisting of ten (10) employees in research and development, five (5) employees in marketing and sales, four (4) employees in customer support and six (6) employees in management, finance and administration.  The Company’s success will depend in large part on its ability to attract and retain skilled and experienced employees.  None of the Company’s employees are covered by a collective bargaining agreement, and the Company believes that its employee relations are good.  The Company has obtained key man insurance on two of its senior software developers, in the aggregate amount of $1 million.  See “Risk Factors – Dependence on Key Personnel.”

Financial Statements

The Company’s financial statements are prepared in accordance with generally accepted accounting principles (“GAAP”) of Canada, and the notes to the financial statements include a reconciliation of the Company’s financial information from Canadian GAAP to U.S. GAAP.

Important Factors that may affect the Company’s Business, Results of Operations, and Common Share Price

The price of the Company’s common shares is subject to the risks and uncertainty inherent in the Company’s business.  You should consider the following factors as well as other information set forth in this Annual Report, in connection with any investment in the Company’s common shares.  If any of the events described below as risks occur, the Company’s business, results of operations and financial condition could be adversely affected.  In such cases, the price of the Company’s common shares could decline, and you could lose all or part of your investment.

Although the Company believes that the expectations reflected in its forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance or achievements or other future events. Moreover, neither the Company nor anyone else assumes responsibility for the accuracy or completeness it’s of forward-looking statements. You should consider the Company’s forward-looking statements in light of the following risk factors and other information in this annual report. If any of the events described below actually occur, the Company’s business, results of operation and financial condition could differ from those projected in its forward-looking statements. The Company is under no duty to update any of its forward-looking statements after the date of the annual report. You should not place undue reliance on forward-looking statements.

Limited Operating History; History of Losses

The Company commenced operations in March 1998 and, therefore, has only a limited operating history upon which an evaluation of its business and prospects can be based. The Company and its predecessors incurred net losses of $4,058,857 and $6,951,393 in the years ended December 31, 2003 and December 31, 2002, respectively.  The Company has never been profitable and there can be no assurance that, in the future, the Company will be profitable on a quarterly or annual basis.

In view of the rapidly evolving nature of the Company’s business and markets and limited operating history, the Company believes that period-to-period comparisons of financial results are not necessarily meaningful and should not be relied upon as an indication of future performance.

The Auditors’ Report on the Company’s December 31, 2003 Financial Statements includes additional comments by the auditor on Canada-United States reporting differences that indicate the financial statements are affected by conditions and events that cast substantial doubt on the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Need for Additional Financing

The Company has cash sufficient to fund its operations through March 31, 2004.  As a result, the Company will be required to seek additional financing to fund its operations during the 2004 fiscal year.  There is no assurance that the Company will be able to secure financing or that such financing will be obtained on terms favourable to the Company.  Failure to obtain adequate financing could result in significant delays in development of new products and a substantial curtailment of Imagis’ operations.

New Product Development

The Company expects that a significant portion of its future revenue will be derived from the sale of newly introduced products and from enhancement of existing products. The Company’s success will depend, in part, upon its ability to enhance its current products and to install such products in end-user applications on a timely and cost-effective basis. In addition, the Company must develop new products that meet changing market conditions, including changing customer needs, new competitive product offerings and enhanced technology. There can be no assurance that the Company will be successful in developing and marketing - on a timely and cost-effective basis - new products and enhancements that respond to such changing market conditions. If the Company is unable to anticipate or adequately respond on a timely or cost-effective basis to changing market conditions, to develop new software products and enhancements to existing products, to correct errors on a timely basis or to complete products currently under development, or if such new products or enhancements do not achieve market acceptance, the Company’s business, financial condition, operating results and cash flows could be materially adversely affected. In light of the difficulties inherent in software development, the Company expects that it will experience delays in the completion and introduction of new software products.

Lengthy Sales Cycles

The purchase of any of the Company’s software systems is often an enterprise-wide decision for prospective customers and requires the Company (directly or through its business partners) to engage in sales efforts over an extended period of time and to provide a significant level of education to prospective customers regarding the use and benefits of such systems. In addition, an installation generally requires approval of a governmental body such as municipal, county or state government, which can be a time-intensive process and require months before a decision to be made. Due in part to the significant impact that the application of the Company’s products has on the operations of a business and the significant commitment of capital required by such a system, potential customers tend to be cautious in making acquisition decisions. As a result, the Company’s products generally have a lengthy sales cycle ranging from six (6) to twelve (12) months. Consequently, if sales forecast from a specific customer for a particular quarter are not realized in that quarter, the Company may not be able to generate revenue from alternative sources in time to compensate for the shortfall. The loss or delay of a large contract could have a material adverse effect on the Company’s quarterly financial condition, operating results and cash flows.  Moreover, to the extent that significant contracts are entered into and required to be performed earlier than expected, operating results for subsequent quarters may be adversely affected.

Dependence on a Small Number of Customers

The Company derives a substantial portion of its revenues, and it expects to continue to derive a substantial portion of its revenues in the near future, from sales to a limited number of customers. Unless and until the Company further diversifies and expands its customer base, the Company’s success will depend significantly upon the timing and size of future purchase orders, if any, from its largest customers, as well as their product requirements, financial situation, and, in particular, the successful deployment of services using the Company’s products. The loss of any one or more of these customers, significant changes in their product requirements, or delays of significant orders could have a material adverse affect upon the Company’s business, operating results and financial condition.

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

The loss of the services of any of the Company’s senior management or other key employees or the inability to attract and retain the necessary technical, sales and managerial personnel could have a material adverse effect upon its business, financial condition, operating results and cash flows. With the exception of two key software developers, the Company does not currently maintain “key man” insurance for any senior management or other key employees.

Dependence on Marketing Relationships

The Company’s products are primarily marketed by its business partners. The Company’s existing agreements with business partners are nonexclusive and may be terminated by either party without cause at any time. Such organizations are not within the control of the Company, are not obligated to purchase products from the Company and may also represent and sell competing products. There can be no assurance that the Company’s existing business partners will continue to provide the level of services and technical support necessary to provide a complete solution to its customers or that they will not emphasize their own or third-party products to the detriment of the Company’s products. The loss of these business partners, the failure of such parties to perform under agreements with the Company or the inability of the Company to attract and retain new business with the technical, industry and application experience required to market the Company’s products successfully could have a material adverse effect on the Company’s business, financial condition, operating results and cash flows.

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

Competition

The markets for the Company’s products are highly competitive. Numerous factors affect the Company’s competitive position, including supplier competency, product functionality, performance and reliability of technology, depth and experience in distribution and operations, ease of implementation, rapid deployment, customer service and price.

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

Proprietary Technology

The Company’s success will be dependent upon its ability to protect its intellectual property rights. The Company relies principally upon a combination of copyright, patent and trade secret laws, non-disclosure agreements and other contractual provisions to establish and maintain its rights. The source codes for the Company’s products and technology are protected both as trade secrets and as unpublished copyrighted works. As part of its confidentiality procedures, the Company enters into nondisclosure and confidentiality agreements with each of its key employees, consultants, distributors, customers and corporate partners, to limit access to and distribution of its software, documentation and other proprietary information. There can be no assurance that the Company’s efforts to protect its intellectual property rights will be successful. Despite the Company’s efforts to protect its intellectual property rights, unauthorized third-parties, including competitors, may be able to copy or reverse engineer certain portions of the Company’s software products, and use such copies to create competitive products.

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

Strategic Alliance with OSI

The Company entered into a share subscription agreement and ancillary business agreements with OSI, a diversified global developer, manufacturer and seller of optoelectronic based components and systems. The Company issued to OSI 1,166,667 common shares and 291,667 warrants, each warrant to purchase one common share exercisable until July 8, 2004, at an exercise price of US$1.50 per share, at an aggregate purchase price of US$1,750,000. The Company agreed to designate one nominee of OSI to its Board of Directors, and OSI designated Deepak Chopra, its Chief Executive Officer and a director, who was subsequently appointed as a director of Imagis. Mr. Chopra subsequently resigned as a Director of Imagis on March 21, 2003. OSI currently has not designated a nominee to the Board of Directors.

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

ii.

Software Developer Services Agreement. Under this agreement, Imagis agreed to engage, and OSI agreed to make available, the services of software engineers and equipment in OSI’s software development facility in Hyderabad, India. The Company agreed to pay to OSI a minimum of US$250,000 during the term of the agreement, which expired on June 30, 2003, provided that if the aggregate amount paid to OSI on such date is less than US$250,000, the agreement can be extended for six months.

iii.

Joint Venture Letter of Intent. Under this letter of intent, upon OSI’s establishment of a Brazilian entity to oversee marketing, sales, service and assembly and marketing of OSI’s products, in Brazil and the establishment of an office in Brazil, Imagis will invest US$250,000 for a 20% equity ownership in that entity.

On March 20, 2003 the above agreements were amended as follows:

i.

the strategic alliance agreement to develop and market integrated airport and security products with OSI was extended to July 8, 2004. The expenditure commitment was reduced to a minimum of US$125,000 on product development and the operation of an Airport Security Group to market the products.

ii.

the agreement to engage OSI to provide software development services was extended to December 31, 2004. The expenditure commitment was reduced to a minimum of US$125,000, based on hourly rates charged at 85% of fair market value.

iii.

the Company agreed that, subject to regulatory approval, the exercise price of the warrants for the purchase of 291,667 shares, issued in conjunction with the private placement to OSI completed during 2002, will be reduced from US$1.50 (CDN$2.28) to the same price per share as that afforded the investors under the financing then under negotiation. Imagis completed a private placement in October 2003 and OSI declined to have its warrants repriced.

iv.

The Company has agreed to pay OSI a management fee of US$250,000 on or before March 20, 2004

There can be no assurance that the relationships with OSI will prove to be successful in the future or will result in any material revenue for the Company.

Strategic Alliance with Sanyo Semiconductor Company and Intacta Technologies Inc. to form Zixsys Inc. (formerly known as SecurityART Inc.)

During the second quarter of 2002, the Company entered into a strategic alliance agreement with Sanyo Semiconductor Company and Intacta to form Zixsys (formerly known as SecurityART Inc.). Zixsys will integrate the hardware and software technologies of all three companies and thereafter market security products for use in airports, buildings, laboratories, document authentication and verification for passports, visas and ID cards. During the quarter ended September 30, 2002 Imagis acquired the rights to Intacta’s royalties’ payable under the strategic alliance agreement for consideration of US$150,000.  During fourth quarter ended December 31, 2002 the Company acquired all patents held by Intacta outside the United States in consideration of US$50,000.  There can be no assurance that the relationship with Zixsys or the integration of technologies with Zixsys will prove to be successful in the future or will result in any material revenue for the Company.

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

Certain Shareholders May Exercise Control over Matters Voted Upon by the Company's Shareholders

Certain of the Company’s officers, directors and entities affiliated with the Company together beneficially owned a significant portion of the Company’s outstanding common shares as of December 31, 2003. While these shareholders do not hold a majority of the Company’s outstanding common shares, they will be able to exercise significant influence over matters requiring shareholder approval, including the election of directors and the approval of mergers, consolidations and sales of the Company’s assets. This may prevent or discourage tender offers for the Company’s common shares.

Briyante Acquisition

Imagis is currently in the process of integrating the Briyante business with Imagis’ business and is expending significant financial resources in this effort. The integration of Briyante is subject to risks commonly encountered in acquisitions, including, among others, risk of loss of key personnel, difficulties associated with assimilating ongoing businesses and the ability of Briyante’s sales force and consultants to integrate. Imagis will also need to integrate the products of Briyante into its products offering. Imagis may not successfully overcome these risks or any other problems that may be encountered in connection with the acquisition of Briyante. Accordingly, it is uncertain whether Imagis will receive the benefits it anticipates from this acquisition and it may not realize value from it comparable to the resources Imagis has invested in it.

Additional Disclosure Requirements Imposed on Penny Stock Trades

If the trading price of Imagis’ common shares is less than $5.00 per share, trading in its common shares may be subject to the requirements of certain rules promulgated under the Exchange Act, which require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a penny stock. Broker-dealers are required to deliver to customer information regarding the risks of investing in penny stocks, its offer and bid prices for the penny stock and the amount of compensation received by the broker-dealer with respect to such transaction. The additional burdens imposed upon broker-dealers may discourage broker-dealers from effecting transactions in Imagis’ common shares, which could reduce the liquidity of Imagis’ common shares and thereby have a material adverse effect on the trading market for such securities.

Enforcement of Civil Liabilities

Imagis is a corporation incorporated under the laws of British Columbia, Canada.  A number of the Company’s directors and professional advisors reside in Canada or outside of the United States.  All or a substantial portion of the assets of such persons are or may be located outside of the United States.  It may be difficult to effect service of process within the United States upon the Company or upon such directors or professional advisors or to realize in the United States upon judgments of United States courts predicated upon civil liability of the Company or such persons under United States federal securities laws. The Company has been advised that there is doubt as to whether Canadian courts would (i) enforce judgments of United States courts obtained against the Company or such directors or professional advisors predicated solely upon the civil liabilities provisions of United States federal securities laws, or (ii) impose liability in original actions against the Company or such directors and professional advisors predicated solely upon such United States laws.  However, a judgment against the Company predicated solely upon civil liabilities provisions of such United States federal securities laws may be enforceable in Canada if the United States court in which such judgment was obtained has a basis for jurisdiction in that matter that would be recognized by a Canadian court.

Effects of Restructuring Activities

Beginning in the prior fiscal year and continuing into the past fiscal year, the Company reduced its workforce from approximately 48 to 25 employees. There have been substantial costs associated with this workforce reduction related to severance and other employee-related costs and the Company’s restructuring plan may yield unanticipated consequences, such as attrition beyond its planned reduction in workforce.  This workforce reduction has placed an increased burden on the Company’s administrative, operational and financial resources and has resulted in increased responsibilities for each of its management personnel.  As a result, the Company’s ability to respond to unexpected challenges may be impaired and it may be unable to take advantage of new opportunities.

In addition, many of the employees who were terminated possessed specific knowledge or expertise, and that knowledge or expertise may prove to have been important to the Company’s operations.  In that case, their absence may create significant difficulties.  Further, the reduction in workforce may reduce employee morale and may create concern among potential and existing employees about job security at the Company, which may lead to difficulty in hiring and increased turnover in its current workforce, and divert management’s attention.  In addition, this headcount reduction may subject the Company to the risk of litigation, which could result in substantial costs to it and could divert management’s time and attention away from business operations.  Any failure by the Company to properly manage this rapid change in workforce could impair its ability to efficiently manage its business to maintain and develop important relationships with third parties and to attract and retain customers.  It could also cause the Company to incur higher operating costs and delays in the execution of its business plan or in the reporting or tracking of its financial results.

Item 2.  Description of Property.

The Company subleases approximately 5,000 square feet of office space at 1075 West Georgia Street in Vancouver, British Columbia, Canada for use as its headquarters.  This lease expires on June 29, 2005, with monthly payments totalling $10,820.

Item 3.  Legal Proceedings.

As of the date of this report, the Company is not a party to any legal proceedings, the adverse outcome of which, in management’s opinion, individually or in the aggregate, would have a material effect on the Company’s results of operations or financial position.

Item 4.

Submission of Matters to a Vote of Security Holders

(a)

Imagis Technologies Inc. held the Annual General and Extraordinary Meeting of Shareholders at 1500 – 1055 West Georgia Street, Vancouver, British Columbia, V6E 4N7, on Friday, November 21, 2003, at 11:00 a.m. for the following purposes:

1.

To receive and consider the report of the directors of Imagis.

2.

To receive and consider the audited financial statements of Imagis for the periods ending December 31, 2002 and June 30, 2003, together with auditor's reports thereon.

3.

To fix the number of directors of Imagis at six.

4.

To elect directors for the ensuing year.

5.

To appoint an auditor of Imagis for the ensuing year and to authorize the directors to fix the auditor’s remuneration.

1.

To consider, and if thought advisable, to approve the issue of common shares of Imagis in connection with the acquisition (the “Acquisition”) of all outstanding shares of Briyante Software Corp. (“Briyante”).

2.

To consider, and if thought advisable, to approve certain transactions in connection with the Acquisition, namely:

(a)

the consolidation of the common shares of Imagis (which satisfies a condition of closing of the Acquisition), and

(b)

the reorganization of the incentive share options of Imagis to

(i)

increase the number of shares issuable under the incentive share option plan of Imagis, and

(ii)

reprice certain of the outstanding share incentive options.

8.

To consider, and if thought advisable, approve the adoption of a class of preferred shares, issuable in series.

9.

To transact such other business as may properly come before the meeting or any adjournment thereof.

 (b)

The directors elected at the meeting were Al Kassam, Karim J. Khoja, and Michael C. Volker.  The directors whose term of office as a director continued after the meeting are Oliver “Buck” Revell, Roy Davidson Trivett and Iain Drummond.

(c)

There were 116 Shareholders holding 8,218,600 common Shares represented in person or by proxy at the meeting, representing 38.4% of the 21,398,097 issued and outstanding Common Shares.

To approve all of the Directors at the meeting:

For:  8,168,900

Against: Nil

Votes Cast (Non-Insiders) For 100%

Against:Nil

Totals: 8,218,100

Withheld: 49,200

Absentions: Nil

Excluding Insiders: Nil

Broker Non-Votes: Nil

To set the number of directors at six:

For:  8,167,085

Against: 38,140

Votes Cast (Non-Insiders) For 99.535%

Against: 0.465%

Totals: 8,205,225

Withheld: Nil

Absentions: Nil

Excluding Insiders: Nil

Broker Non-Votes: Nil

To approve an ordinary resolution issuing commons shares of Imagis in connection with the acquisition of all outstanding shares of Briyante:

For: 1,533,005

Against: 56,900

Votes Cast (Non-Insiders) For  96.42%

Against 3.58%

Totals: 1,589,905

Withheld: Nil

Absentions: Nil

Excluding Insiders: Nil

Broker Non-Votes: Nil

To approve an ordinary resolution authorizing an increase  in the number of shares issuable under the incentive share option plan of Imagis:

For: 1,172,446

Against: 410,299

Votes Cast (Non-Insiders)  For 74.08%

Against: 25.92%

Totals: 1,582,745

Withheld: Nil

Absentions: Nil

Excluding Insiders: Nil

Broker Non-Votes: Nil

To approve an ordinary resolution authorizing the repricing of certain outstanding shares incentive options of Imagis:

For: 1,133,996

Against: 411,579

Votes Cast (Non-Insiders) For 73.37%

Against 26.63%

Totals: 1,545,575

Withheld: Nil

Absentions: Nil

Excluding Insiders: Nil

Broker Non-Votes: Nil

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

The Company’s common shares, no par value, began trading on the TSX Venture Exchange under the symbol “CAP” on September 29, 1998 and changed its symbol to “NAB” on February 25, 1999.  The table below sets forth the reported high and low sales prices for the Company’s common shares for the quarterly periods ended from March 31, 2002 to December 31, 2003 (as reported on the TSX Venture Exchange). On November 26, 2003, the Company changed its symbol to “WSI” following its consolidation of its share capital. The last reported closing price of the Company’s common shares on the TSX Venture Exchange on March 18, 2004 was $0.65.

	High	Low
2002
March 31, 2002	$5.66	$2.06
June 30, 2002	$4.40	$1.70
September 30, 2002	$2.82	$0.95
December 31, 2002	$2.23	$1.01

2003
March 31, 2003	$1.05	$1.00
June 30, 2003	$0.34	$0.29
September 30, 2003	$0.23	$0.20
December 31, 2003	$0.61	$0.60

The Company’s common shares were also quoted on the OTCBB, under the symbol “IGSTF.OB”.  On November 26, 2003, following its consolidation of its share capital, the Company changed its symbol to “IMTIF” The table below sets forth the reported high and low prices for the Company’s common shares on the OTCBB for the quarterly periods ended March 31, 2002 to December 31, 2003.  These OTCBB quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.  On March 18, 2004, the closing price of the Company’s common shares on the OTCBB was US$0.51.

	High (U.S.)	Low (U.S.)
2002
March 31, 2002	$3.50	$1.25
June 30,2002	$2.77	$1.09
September 30, 2002	$1.87	$0.60
December 31, 2002	$1.46	$0.61

2003
March 31, 2003	$0.71	$0.62
June 30, 2003	$0.27	$0.21
September 30, 2003	$0.17	$0.14
December 31, 2003	$0.55	$0.40

As of March 18, 2004, there were 38 holders of record based on the records of the Company’s transfer agent.  This number does not include beneficial owners of the Company’s common shares whose shares are held in the names of various securities brokers, dealers and registered clearing agencies.

The Company has never paid dividends on its common shares and does not intend to pay dividends on its common shares in the foreseeable future.  The board of directors of the Company intends to retain any earnings to provide funds for the operation and expansion of the Company’s business.  See “Item 6—Management’s Discussion and Analysis.”

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plan approved by security holders	770,294	$5.26	1,528,084
Equity compensation plans not approved by security holders (1)	73,085	$5.41	N/A
	843,379	$5.27

(1)

Includes the following warrants:

(i)

11,111 warrants exercisable to acquire 11,111 common shares of the Company at a price of $9.90 are held by Pembridge Group.  These warrants were issued as compensation for consulting services provided to the Company.

(ii)

23,333 warrants exercisable to acquire 23,333 common shares of the Company at a price of $10.53 are held by Roth Capital Partners (“Roth”).  These warrants were issued as compensation to Roth for service rendered in connection with the OSI private placement.

(iii)

38,641 warrants exercisable to acquire 38,461 common shares of the Company at a price of $1.035 are held by Canaccord Capital Corporation (“Canaccord”).  These warrants were issued as compensation to Canaccord for service rendered in connection with the private placement of Special Warrants on October 31, 2003.  See “item 5 – Recent Sales of Unregistered Securities”.

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

the investment was a direct investment to acquire control of the Company and the value of the Company’s assets, as determined in accordance with the regulations promulgated under the ICA, was over $5 million, the investment was an indirect investment in the Company (i.e. the acquisition of control, directly or indirectly, of a corporation incorporated outside Canada which in turn controls the Company, directly or indirectly) and the value of the Company’s assets, as determined in accordance with the regulations promulgated under the ICA, was at least $50 million, or

was between $5 million and $50 million and comprised more than 50% of the value of the assets of all entities whose control had been acquired in the international transaction, or an order for review was made by the federal cabinet on the grounds that the investment related to Canada’s cultural heritage or national identity, regardless of the value of the assets of the Company

An investment in the common shares by a WTO Investor, or by a non-Canadian when the Company was controlled by a WTO Investor, would be reviewable under the ICA if:

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

This summary is based on the current provisions of the Tax Act and the regulations there under, all proposed amendments to the Tax Act and regulations publicly announced by the Minister of Finance (Canada) to the date hereof, the current provisions of the Treaty and the current administrative practices of the Canada Customs and Revenue Agency. It has been assumed that all currently proposed amendments will be enacted as proposed and that there will be no other relevant change in any governing law, the Treaty or administrative policy, although no assurance can be given in these respects. This summary does not take into account provincial, U.S. or other foreign income tax considerations, which may differ significantly from those discussed herein.

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

Dividend

Dividends paid or deemed to be paid or credited by the Company to a U.S. Holder are subject to Canadian withholding tax. Under the Treaty, the rate of withholding tax on dividends paid to a U.S. Holder is generally limited to 15% of the gross dividend (or 5% in the case of corporate shareholders owning at least 10% of the Company’s voting shares).

Disposition

A U.S. Holder is not subject to tax under the Tax Act in respect of a capital gain realized on the disposition of a common share in the open market unless the share is “taxable Canadian property” to the holder thereof and even then only if the U.S. Holder is not entitled to relief under the Treaty.

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

ALL PROSPECTIVE INVESTORS ARE ADVISED TO CONSULT THEIR OWN TAX ADVISORS WITH RESPECT TO THE SPECIFIC TAX CONSEQUENCES OF PURCHASING THE COMPANY’S COMMON SHARES

Recent Sales of Unregistered Securities

Special Warrants

During October and November 2003, the Company sold a total of 9,796,087 Special Warrants (the “Special Warrants”) in private placements, of which 1,002,899 were issued to insiders of the Company (the “Insider Special Warrants”), at $0.1725 per Special Warrant and $0.1725 per Insider Special Warrant.  Each Special Warrant is exercisable for no additional consideration for units consisting of 0.2222 common shares and 0.2222 warrants.  Each warrant entitles the holder for two years from the date of issue of the Special Warrants to acquire one additional common share at an exercise price of $1.04 in the first year and $1.14 in the second year. Each Insider Special Warrant is exercisable for no additional consideration for 0.2222 common shares.  The Special Warrants and the Insider Special Warrants are convertible at the holders’ option at any time for an eighteen month period and will convert automatically at the end of the eighteen months.

Cash proceeds of $899,075, less commissions of $39,757, were received for the sale of 5,212,029 Special Warrants, which includes the Insider Special Warrants, and 4,584,058 Special Warrants, which also includes Insider Special Warrants, were issued in settlement of $790,750 in debt.  Commissions of $39,757 in cash and 38,641 in broker’s warrants exercisable at $1.04 per share were paid only for offers and sales of Special Warrants and Insider Special Warrants made outside the United States. The brokers’ warrants are exercisable until October 30, 2004. As at December 31, 2003, none of the Special Warrants or Insider Special Warrants had been exercised.

Except for one purchaser who was located inside the United States (the “U.S. Purchaser”), all of the Special Warrants and Insider Special Warrants were issued to non-U.S. persons who were located outside the United States (the “Non-U.S. Purchasers”).  The Special Warrants and Insider Special Warrants were offered, sold and issued to the Non-U.S. Purchasers in reliance upon an exclusion from registration available under Regulation S (“Regulation S”) promulgated under the Securities Act of 1933, as amended (the “Securities Act”), and the Insider Special Warrants were offered, sold and issued to the U.S. Purchaser in accordance with Section 4(2) of the Securities Act.

Common Shares Issued to Briyante Shareholders

On November 25, 2003, the Company issued 4,040,406 common shares to the shareholders of Briyante to complete the Company’s acquisition of Briyante.  All such common shares were offered, sold and issued to non-U.S. persons who were located outside the United States in reliance upon the exclusion from registration available under Regulation S.

Common Shares Issued to Settle Debt

On December 5, 2003, the Company issued 49,618 common shares at the market price of $0.69 per share for settlement of outstanding office rent totalling $34,425.   Such common shares were offered, sold and issued to a non-U.S. person who was located outside the United States in reliance upon the exclusion from registration available under Regulation S.

Item 6.  Management’s Discussion and Analysis or Plan of Operation

About Imagis

Imagis develops and markets software that simplifies, accelerates, and economizes the process of connecting existing, disparate databases, enhanced as appropriate with biometric facial recognition technology. Imagis develops robust and easy-to-use software technologies for information sharing and biometric identification. This includes a standards-based data integration toolkit, known as the Briyante Integration Environment, as well as proprietary software algorithms enabling facial recognition and image matching. The combination of these technologies enables information owners to share data securely with external stakeholders and software systems using any combination of text or imagery. This includes searching disconnected data repositories for information about an individual using only a facial image.

Overview

The Company’s Business

The Company derives a substantial portion of its revenues, and it expects to derive a substantial portion of its revenues in the near future, from sales of its software to a limited number of customers. Additional revenues are achieved through the implementation and customization of this software as well as from the support, training, and ongoing maintenance that results from each software sale. The Company’s success will depend significantly upon the timing and size of future purchase orders from its largest customers as well as from the ability to maintain relationships with its existing installed customer base

Typically, the Company enters into a fixed price contract with a customer for the licensing of selected software products and the provision of specific services.  The Company generally recognizes total revenue for software and services associated with a contract using percentage of completion method based on the total costs incurred over the total estimated costs to complete the contract.

The Company’s revenue is dependent, in large part, on contracts from a limited number of customers.  As a result, any substantial delay in the Company’s completion of a contract, the inability of the Company to obtain new contracts or the cancellation of an existing contract by a customer could have a material adverse effect on the Company’s results of operations.  The loss of certain contracts could have a material adverse effect on the Company’s business, financial condition, operating results and cash flows.  As a result of these and other factors, the Company’s results of operations have fluctuated in the past and may continue to fluctuate from period-to-period.

Recent world events and concerns regarding security have increased awareness of and interest in products that have law enforcement or other security applications, including the products and services offered by Imagis.  There can be no assurance, however, that such trends will continue or will result in increased sales of the Company’s products and services.

Briyante Acquisition

On October 3, 2003, the Company and Briyante entered into an Arrangement Agreement whereby the Company agreed to acquire 100% of the issued and outstanding shares of Briyante under the following terms:

(i)   The Company acquired all outstanding shares of Briyante in exchange for shares of the Company. Briyante shareholders received 0.31111 post-consolidation common shares of the Company in exchange for each common share of Briyante;

(i)   The closing of the acquisition was subject to the Company raising a minimum $800,000, before finders’ fees or commissions, of new capital by way of an equity financing; and

(ii)The Company agreed that the Briyante shareholders nominate two directors for election at the Company’s AGM.

Briyante’s shareholders approved the Arrangement Agreement at a Special Meeting that was held on November 21, 2003. The Company’s shareholders approved the arrangement November 21, 2003, at the Company’s Annual General Meeting (AGM). The Company’s shareholders also approved a share consolidation on a 4.5 old shares for 1 new share basis, to be completed prior to the closing of the Briyante acquisition.

On November 25, 2003, the Company announced that it had completed the acquisition of Briyante. The Company consolidated its shares on a 4.5 old shares for 1 new shares basis and issued 4,040,406 new shares at a deemed price of $0.90 for a total consideration of $3,636,365 to the shareholders of Briyante. Briyante’s shares were then de-listed from trading on the TSX Venture Exchange on November 26, 2003 and Briyante became a wholly-owned subsidiary of the Company.

With the merging of the Briyante products, technologies and staff into the Company, management has focused on organizational restructuring and focusing of its sales, marketing, and development efforts on the newly identified business opportunities available as a result of the acquisition. Early in 2003; the Company laid off non-core employees from its global operations, closed its Victoria, B.C office and consolidated its operations into its Vancouver, B.C. head office, and implemented significant general administrative expense reduction measures in order to substantially reduce the Company’s monthly operating expenses. May of 2003 was the first month that fully realized all of the cost reductions and management believes that with reasonable revenue growth the Company will be able to achieve break even operations during the latter half of 2004.

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

Imagis believes the “critical” accounting policies it uses in preparation of its financial statements are as follows:

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

When software is sold under contractual arrangements that include post contract customer support (“PCS”), the elements are accounted for separately if vendor specific objective evidence (“VSOE”) of fair value exists for all undelivered elements. VSOE is identified by reference to renewal arrangements for similar levels of support covering comparable periods. If such evidence does not exist, revenue on the completed arrangement is deferred until the earlier of (a) VSOE being established or (b) all of the undelivered elements are delivered or performed, with the following exceptions: if the only undelivered element is PCS, the entire fee is recognized ratably over the PCS period, and if the only undelivered element is service, the entire fee is recognized as the services are performed.

The Company provides for estimated returns and warranty costs, which to date have been nominal, on recognition of revenue.

(ii)

Support and services revenue:

Contract support and services revenue is deferred and is amortized to revenue ratably over the period that the support and services are provided.

Intangible Assets:

Intangible assets acquired either individually or with a group of other assets are initially recognized and measured at cost. The cost of a group of intangible assets acquired in a transaction, including those acquired in a business combination that meet the specified criteria for recognition apart from goodwill, is allocated to the individual assets acquired based on their relative fair values. The cost of internally developed intangible assets includes direct development costs and overhead directly attributable to development activity. The cost incurred to enhance the service potential of an intangible asset is a capitalized as betterment. Costs incurred in the maintenance of the service potential of an intangible asset are expensed as incurred.

Intangible assets with finite useful lives are amortized over their useful lives. The assets are amortized on a straight-line basis at the following annual rates, which are reviewed annually:

Asset

Rate

Intellectual property

33.3%

Patents

33.3%

License

33.3%

Intangible assets with indefinite useful lives are not amortized and are tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test compares the carrying amount of the intangible asset with its fair value, and an impairment loss is recognized in income for the excess, if any.

Use of estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported or disclosed in the financial statements. Actual amounts may differ from these estimates.

Stock-based compensation

The Company accounts for all stock-based payments to employees and non-employees using the fair value based method.

Under the fair value based method, stock-based payments are measured at the fair value of the consideration received, or the fair value of the equity instruments issued, or liabilities incurred, whichever is more reliably measurable. The fair value of stock-based payments to non-employees is periodically re-measured until counterparty performance is compete, and any change therein is recognized over the period and in the same manner as if the Company had paid cash instead of paying with or using equity instruments. The cost of stock-based payments to non-employees that are fully vested and non-forfeitable at the grant date is measured and recognized at that date.

Under the fair value based method, compensation cost attributable to employee awards is measured at fair value at the grant date and recognized over the vesting period. Compensation cost attributable to awards to employees that call for settlement in cash or other assets is measured at intrinsic value and recognized over the vesting period. Changes in intrinsic value between the grant date and the measurement date result in a change in the measure of compensation cost. For awards that vest at the end of the vesting period, compensation cost is recognized on a straight-line basis; for awards that vest on a graded basis, compensation cost is recognized on a pro-rate basis over the vesting period.

Results of Operations for the year ended December 31, 2003 compared to December 31, 2002:

Revenues

Imagis’ total revenues decreased 55% to $1,355,742 for the year ended December 31, 2003 over the prior year level of $3,022,888. The lower revenues were primarily attributable to lower software sales revenues.

Revenues from the Company’s software products declined 66% to $877,439 this year as compared to $2,584,039 for 2002. The year ending December 31, 2002 included $1,024,341 in revenue from the Serco installation, $459,017 from the Company’s Alameda installation and $483,091 from the Zixsys license sale. The only comparable large contract during the same period this year is the Contra Costa installation of $401,337. The Alameda and Serco orders were received during 2001 and the revenue was recorded as the installations progressed and were completed in 2002. The 2003 revenues do not include sales of Briyante products totalling $275,000 that occurred in Briyante during 2003 prior to Imagis’ acquiring Briyante. Imagis expects that revenues will increase during the latter half of 2004 as the new products acquired and developed as a result of the acquisition of Briyante gain increasing customer acceptance.

Support and services revenues for 2003 were $469,575 and were 36% higher than the $344,456 in 2002.  The support revenues increased as a result of Imagis’ expanding customer base which gives rise to support contract renewals.

Other revenues were $8,729 for 2003, whereas comparable revenues of $94,393 were earned in the prior year. These revenues were primarily earned through interest revenue and fluctuate with the Company’s cash balances. The 2002 figure was unusually high due to a large interest charge applied to an outstanding customer account.

Operating Costs

Operating expenses totalled $5,414,599 for 2003, which is 46% lower than the 2002 operating expenses of $9,974,281. The 2003 expenses include a one-time charge of USD$250,000 (CDN$366,950) incurred as a management fee owing to OSI Systems Inc. (“OSI”) in consideration of renegotiating the terms of the agreements with OSI; a one-time expense recovery of $100,000 relating to sub-contracted software development expensed during 2002; and a one-time cost of materials charge of $200,926 due to the cost of purchasing the software licenses for the previously announced Contra Costa installation from Briyante Software Corp. With the completion of the acquisition of Briyante, this cost will not be incurred in the future. Excluding these items, the operating expenses for 2003 were $4,946,723, which represents a 50% reduction in expenses over the prior year. The lower costs over the prior period resulted from significant decreases in the areas of administration, sales and marketing, and technology development and technical services. Management has implemented significant cost reduction strategies during the final quarter of 2002 and throughout 2003. The operating expense rate stabilized at approximately $3,500,000 per annum after the second quarter of the year and has since remained at that level.

Administration

Administrative costs for 2003 were $2,188,921, which is 41% lower than the $3,712,717 expended in 2002. These costs include the one-time management fee of USD$250,000 (CDN$366,950) described above. Excluding this charge, the administrative costs were $1,821,971, which represents a 51% reduction from the prior year.  Administrative costs include staff salaries and related benefits and travel, stock based compensation, consulting and professional fees, facility and support costs, shareholder, regulatory and investor relations costs.

Generally all categories were lower due to the effects of cost reducing strategies, in particular a significant reduction in travel costs and the use of outside consultants.  Also during the period, there was a stock based compensation recovery of $7,019 as opposed to an expense of $275,519 during 2002. The Company’s administrative costs have declined since the second quarter of 2002, primarily due to no longer using financial advisory services and contract support staff.

Bad Debt Expense

The bad debt expense in 2003 of $117,433 consists of three customers that defaulted on payment for software licenses and one customer that defaulted on payment of reimbursable expenses. During the same period in 2002, the bad debt expense of $283,180 resulted from a single customer defaulting on payment of a software license.

Interest and Amortization

The increase in interest expense of $35,676 over the prior year level is primarily due to interest charged on the Company’s credit facility, advances and debenture. These debts were settled through the issuance of shares in October 2003 and no further interest expense will be incurred on them. Interest expense incurred this year related to financing of equipment and miscellaneous interest charges was consistent with the prior year. The increase in amortization expense reflects purchases of equipment and the amortization expense associated with the acquisition of the intellectual property of Briyante and the Intacta license.

Cost of Materials

Cost of materials during 2003 of $203,940 consisted primarily of one-time costs associated with the Contra Costa installation due to the cost of purchasing the software licenses from Briyante Software Corp. With the acquisition of Briyante, this cost will not be incurred in the future. Cost of materials during 2002 of $179,090 consisted of one-time costs associated with the Alameda installation and Zixsys license. The Company does not typically incur cost of materials expenses as it primarily derives its revenues from software license sales.

Sales and Marketing

Sales and marketing expenses for 2003 were $1,388,134 and were 56% lower than the $3,139,740 incurred in 2002. Imagis significantly increased its sales and marketing efforts during 2002 in order to increase market awareness of the Company and its products and capitalize on expected increased sales opportunities.  These expected opportunities did not fully materialize. The Company has now decreased its sales team and streamlined its associated travel and marketing costs as part of its strategy of utilizing a more targeted marketing and sales strategy. No further decreases are currently contemplated. Sales and marketing costs will be increased if management identifies specific opportunities that require an increase in resources but only in the event that identifiable revenues exist.

Technology Development

The technology development expenses for 2003 were $692,754, which is 58% lower than the 2002 comparable costs of $1,668,027. The 2003 total includes a $100,000 recovery of software consulting fees relating to sub-contracted software development expensed during the fourth quarter of 2002. Recurring expenses were reduced to $792,754 through a reduction in staff and overhead costs. Technology development expenses are expected to increase by approximately $150,000 per quarter during 2004 with the addition of staff associated with the Briyante acquisition. Management expects that the increased revenues achieved as a result of the sale of new products acquired with Briyante will more than offset the increased costs. Any additional increases will only occur when specific sales opportunities are identified.

Technical Services

Costs for the technical services group were $397,412 this year, which is 52% lower than the comparable 2002 costs of $820,030. The technical services group generally assists the Company’s strategic partners in their installation of Imagis’ products and also provides clients with any technical support they may require under annual support contracts, and includes primarily costs for salaries, facilities and travel. The reduction is due to cost reductions in all areas. Costs for future quarters will be dependent on the sales levels achieved by the Company.

Net Loss for the Period

Overall, the Company incurred a net loss for the year ended December 31, 2003 of $4,058,857 or $0.86 per share, which is 42% lower than the net loss incurred during the year, ended December 31, 2002 of $6,951,393 or $1.71 per share. The loss per share figure for 2002 has been adjusted to take into account the Company’s share consolidation that occurred in November of 2003. Even though the Company experienced reduced revenues during the period the loss was reduced through management’s cost reduction strategies. Management believes that the Company will be able to achieve break even operations during the latter half of 2004. This belief is based upon the Company’s sales and expense projections for 2004.  If these projections prove to be inaccurate or should an unforeseen event occur that adversely affects such projection there can be no assurance that the Company will achieve break even operations at such time.  This estimate was moved out from the initial estimate of break even operations being achieved during the final quarter of 2003 due to the delay in completing the acquisition of Briyante.

Liquidity and Capital Resources

The Company’s cash on hand at the beginning of the period aggregated $547,831. During the period, the Company received additional funds of $296,038 from the exercise of both stock options and warrants. In total, 195,505 options and 133,334 warrants were exercised which resulted in aggregate proceeds to the Company of $129,370 and $166,668, respectively.

Under a credit facility the Company received cash pursuant to a loan agreement with a former director of the Company in the amount of $367,000 and made repayments in the amount of $20,000.  Also included in this loan were various expenses paid by the former director on behalf of the Company in the amount of $148,622. The Company settled $396,750 of the Credit Facility through the issuance of 2,300,000 Special Warrants under the terms described below. The balance of the credit facility was repaid in cash. The Company also received a further $319,000 in advances that were repaid through the issuance of 1,849,275 special warrants under the terms described below.

During 2003, the Company received $75,000 through the issuance of a debenture.  This debenture bore interest at prime plus 2% per annum, required interest to be paid monthly and was repayable on November 30, 2004.  The Company repaid the debenture through the issuance of 434,782 Special Warrants under the terms described below.

During October and November of 2003, the Company sold a total of 9,796,087 Special Warrants at $0.1725 per Insider Special Warrant. Cash proceeds of $899,075 less commissions of $39,757 were received for the sale of 5,212,029 Special Warrants, including Insider Special Warrants and 4,584,058 Special Warrants, including Insider Special Warrants were issued in settlement of $790,750 in debt. For a detailed description of the sale and issuance of these securities, please see “Item 5 – Recent Sales of Unregistered Securities”.

The Company used these funds primarily to finance its operating loss for the period. The impact on cash of the loss of $4,058,857, after adjustment for non-cash items and changes to other working capital accounts in the period, resulted in a negative cash flow from operations of $2,179,200. The Company also used funds to purchase capital equipment amounting to $8,195, repaid capital leases of $20,350, paid share issue costs of $2,031 related to a private placement completed in 2002, and net acquisition costs of $197,934 related to its proposed acquisition of Briyante Software Corp.  The acquisition costs consist primarily of legal costs associated with the acquisition and advances made to Briyante under the terms of the acquisition agreement.

In summary, the Company’s cash position declined by $461,604 from $547,831 at the beginning of the period to $86,227 at December 31, 2003.

The Company does not have sufficient cash flow from operations to fund its operations beyond March 31, 2004. Management of the Company will be continuing to seek additional financing and may complete an additional private placement if investment funds are available. There is no assurance that the Company will be able to complete any financing or that any financing will be obtained on terms favourable to the Company.  The failure to obtain adequate financing could result in a substantial curtailment of Imagis’ operations.

Off-Balance Sheet Arrangements

At December 31, 2003 the Company did not have any off-balance sheet arrangements.

Item 7.  Financial Statements.

Imagis Technologies Inc. Index to Consolidated Financial Statements

Auditors’ Report to the Shareholders	34
Comments by Auditor for U.S. Readers on Canada-US Reporting Differences	34
Consolidated Balance Sheets	35
Consolidated Statements of Operations and Retained Earnings	36
Consolidated Statements of Cash Flows	37
Notes to Consolidated Financial Statements	39

Financial Statements

(Expressed in Canadian dollars)

IMAGIS  TECHNOLOGIES  INC.

Years ended December 31, 2003 and 2002

AUDITORS' REPORT TO THE SHAREHOLDERS

We have audited the consolidated balance sheets of Imagis Technologies Inc. as at December 31, 2003 and 2002 and the consolidated statements of operations and deficit and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with Canadian generally accepted auditing standards and auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2003 and 2002 and the results of its operations and its cash flows for the years then ended in accordance with Canadian generally accepted accounting principles.  As required by the Company Act (British Columbia), we report that, in our opinion, these principles have been applied on a basis consistent with that of the preceding year.

“KPMG LLP” (signed)

Chartered Accountants

Vancouver, Canada

March 19, 2004

COMMENTS BY AUDITOR FOR U.S. READERS ON CANADA-US REPORTING DIFFERENCES

In the United States, reporting standards for auditors require the addition of an explanatory paragraph (following the opinion paragraph) when the financial statements are affected by conditions and events that cast substantial doubt on the Company’s ability to continue as a going concern, such as those described in note 1 to the financial statements.  Our report to the shareholders dated March 19, 2004, expressed in accordance with Canadian reporting standards which does not permit a reference to such events and conditions in the auditors’ report when these are adequately disclosed in the financial statements.

“KPMG LLP” (signed)

Chartered Accountants

Vancouver, Canada

March 19, 2004

IMAGIS TECHNOLOGIES INC.

Consolidated Balance Sheets

(Expressed in Canadian dollars)

December 31, 2003 and 2002

                                                                                                                                                         2003                               2002

Assets

Current assets:

Cash and cash equivalents

$

86,227

$

547,831

Accounts receivable

459,435

437,770

Accrued revenue receivable

27,000

-

Prepaid expenses and deposit

27,836

75,537

600,498

1,061,138

Equipment, net (note 5)

254,933

328,402

Intellectual property (note 6)

3,747,367

-

Other assets (note 7)

181,309

306,231

$

4,784,107

$

1,695,771

Liabilities and Shareholders’ Equity

Current liabilities:

Accounts payable and accrued liabilities

$

2,194,808

$

648,901

Deferred revenue

130,998

339,485

Capital lease obligations

24,762

19,123

2,350,568

1,007,509

Long-term liabilities:

Capital lease obligations (note 11)

19,171

41,720

Shareholders' equity:

Share capital (note 12)

21,528,421

17,361,118

Special warrants (note 12)

1,642,740

-

Contributed surplus

444,093

427,453

Deficit

(21,200,886)

(17,142,029)

2,414,368

646,542

$

4,784,107

$

1,695,771

Operations (note 1)

Commitments (note 15)

Subsequent events (note 18)

See accompanying notes to consolidated financial statements.

Approved on behalf of the Board:

/s/ Clyde Farnsworth

Director

/s/ Roy Trivett

Director

IMAGIS TECHNOLOGIES INC.

Consolidated Statements of Operations and Deficit

(Expressed in Canadian dollars)

Years ended December 31, 2003 and 2002

2003

2002

Revenue:

Software sales

$

877,438

$

2,584,039

Support and services

469,575

344,456

Other

8,729

94,393

1,355,742

3,022,888

Expenses:

Administration

2,188,921

3,712,717

Amortization

359,240

140,408

Bad debt expense

117,433

283,180

Cost of materials

203,940

179,090

Interest

66,765

31,089

Sales and marketing

1,388,134

3,139,740

Technology development

692,754

1,668,027

Technical services

397,412

820,030

5,414,599

9,974,281

Loss for the year

4,058,857

6,951,393

Deficit, beginning of year

17,142,029

10,190,636

Deficit, end of year

$

21,200,886

$

17,142,029

Loss per share - basic and diluted

$

0.74

$

1.71

Weighted average number of shares outstanding

5,464,356

4,078,310

See accompanying notes to consolidated financial statements.

IMAGIS TECHNOLOGIES INC.

Consolidated Statements of Cash Flows

(Expressed in Canadian dollars)

Years ended December 31, 2003 and 2002

                                                                                                                                                        2003                             2002

Cash provided by (used for):

Operations:

Loss for the year

$

(4,058,857)

$

(6,951,393)

Items not involving cash:

Amortization

359,240

140,408

Stock-based compensation

(7,019)

413,473

Changes in non-cash operating working capital:

Accounts receivable

408,540

17,493

Accrued revenue receivable

(27,000)

-

Prepaids

47,900

(65,776)

Accounts payable and accrued liabilities

1,306,483

204,030

Deferred revenue

(208,487)

280,301

(2,179,200)

(5,961,464)

Investments:

Purchase of equipment

(8,195)

(311,587)

Net cash costs of business combination

(197,934)

-

Purchase of other assets

-

(314,622)

Short-term investments

-

2,560,000

Deferred acquisition costs

-

(20,048)

(206,129)

1,913,743

Financing:

Issuance of common shares for cash

296,038

4,654,283

Issuance of special warrants for cash

899,075

-

Share issue costs

(2,031)

(243,287)

Special warrant issue costs

(39,757)

-

Cash advances received (note 8)

319,000

-

Cash received for debenture (note 9)

75,000

-

Cash received for credit facility (note 10)

396,750

-

Capital lease repayments

(20,350)

(16,103)

1,923,725

4,394,893

Increase (decrease) in cash

(461,604)

347,172

Cash and cash equivalents, beginning of year

547,831

200,659

Cash and cash equivalents, end of year

$

86,227

$

547,831

IMAGIS TECHNOLOGIES INC.

Consolidated Statements of Cash Flows, Continued

(Expressed in Canadian dollars)

Years ended December 31, 2003 and 2002

                                                                                                                                                        2003                               2002

Supplementary information and disclosures:

Interest paid

$

41,964

$

12,089

Issuance of common shares on conversion of special warrants

-

3,098,070

Equipment acquired under capital lease

3,440

76,946

Issuance of common shares on settlement of debt

236,931

-

Issuance of special warrants on settlement of credit facility (note 10)

396,750

-

Issuance of special warrants on settlement of debentures (note 9)

75,000

-

Issuance of special warrants on settlement of advances (note 8)

319,000

-

Issuance of common shares on acquisition

3,636,365

-

Issuance of warrants as financing costs

7,328

-

See accompanying notes to consolidated financial statements.

IMAGIS TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

(Expressed in Canadian dollars)

Years ended December 31, 2003 and 2002

1.

Operations:

Imagis Technologies Inc. (the “Company”) was incorporated under the Company Act (British Columbia) on March 23, 1998.  The Company operates in a single segment, being the development and sale of software applications and advanced data integration and biometric facial recognition software solutions.

These financial statements have been prepared on a going concern basis which includes the assumption that the Company will be able to realize its assets and settle its liabilities in the normal course of business.  For the year ended December 31, 2003, the Company has incurred a loss from operations of $4,058,857 and a deficiency in operating cash flow of $2,179,200.  In addition, the Company has incurred significant operating losses and net utilization of cash in operations in all prior periods.  At December 31, 2003, the Company has a working capital deficiency of $1,750,070.  Accordingly, the Company will require continued financial support from its shareholders and creditors until it is able to generate sufficient cash flow from operations on a sustained basis.  Failure to obtain ongoing support of its shareholders and creditors may make the going concern basis of accounting inappropriate, in which case the Company’s assets and liabilities would need to be recognized at their liquidation values.  These financial statements do not include any adjustment due to this going concern uncertainty.

2.

Significant accounting policies:

The Company prepares its financial statements in accordance with generally accepted accounting principles in Canada and, except as set out in note 19, also complies, in all material respects, with accounting principles generally accepted in the United States.  The financial statements reflect the following significant accounting policies:

(a)

Basis of consolidation:

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Briyante Software Corp. (“Briyante”), since the date of its acquisition on November 25, 2003.  All material inter-company accounts and transactions have been eliminated.

(b)

Cash equivalents:

The Company considers all highly liquid investments with a term to maturity of three months or less when purchased to be cash equivalents.  Investments having a term in excess of three months but less than one year are classified as short-term investments.

IMAGIS TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

(Expressed in Canadian dollars)

Years ended December 31, 2003 and 2002

2.

Significant accounting policies (continued):

(c)

Equipment:

Equipment is recorded at cost and is amortized over its estimated useful life on a straight-line basis at the following annual rates:

Asset

Rate

Computer hardware

30%

Furniture and fixtures

20%

Software

100%

Telephone equipment

20%

Tradeshow equipment

20%

Leasehold improvements are amortized straight-line over the lesser of their lease term and estimated useful life.

(d)

Intangible assets:

Intangible assets acquired either individually or with a group of other assets are initially recognized and measured at cost.  The cost of a group of intangible assets acquired in a transaction, including those acquired in a business combination that meet the specified criteria for recognition apart from goodwill, is allocated to the individual assets acquired based on their relative fair values.  The cost of internally developed intangible assets includes direct development costs and overhead directly attributable to development activity.  The cost incurred to enhance the service potential of an intangible asset is a capitalized as a betterment.  Costs incurred in the maintenance of the service potential of an intangible asset are expensed as incurred.

Intangible assets with finite useful lives are amortized over their useful lives.  The assets are amortized on a straight-line basis at the following annual rates, which are reviewed annually:

Asset

Term

Intellectual property

3 years

Patents

3 years

License

3 years

Intangible assets with indefinite useful lives are not amortized and are tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired.  The impairment test compares the carrying amount of the intangible asset with its fair value, and an impairment loss is recognized in income for the excess, if any.

IMAGIS TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

(Expressed in Canadian dollars)

Years ended December 31, 2003 and 2002

2.

Significant accounting policies (continued):

 (e)

Revenue recognition:

(i)

Software sales revenue:

The Company recognizes revenue consistent with Statement of Position 97-2, “Software Revenue Recognition”.  In accordance with this Statement, revenue is recognized, except as noted below, when all of the following criteria are met; persuasive evidence of a contractual arrangement exists, title has passed, delivery and customer acceptance has occurred, the sales price is fixed or determinable and collection is reasonably assured.  Cash received in advance of meeting the revenue recognition criteria is recorded as deferred revenue.

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

When software is sold under contractual arrangements that include post contract customer support (“PCS”), the elements are accounted for separately if vendor specific objective evidence (“VSOE”) of fair value exists for all undelivered elements.  VSOE is identified by reference to renewal arrangements for similar levels of support covering comparable periods.  If such evidence does not exist, revenue on the completed arrangement is deferred until the earlier of (A) VSOE being established or (B) all of the undelivered elements being delivered or performed, with the following exceptions: if the only undelivered element is PCS, the entire fee is recognized ratably over the PCS period, and if the only undelivered element is service, the entire fee is recognized as the services are performed.

The Company provides for estimated returns and warranty costs, which to date have been nominal, on recognition of revenue.

(ii)

Support and services revenue:

Up front payments for Contract support and services revenue are deferred and amortized to revenue over the period that the support and services are provided.

IMAGIS TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

(Expressed in Canadian dollars)

Years ended December 31, 2003 and 2002

2.

Significant accounting policies (continued):

 (f)

Use of estimates:

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported or disclosed in the financial statements.  Actual amounts may differ from these estimates.

(g)

Foreign currency:

Monetary assets and liabilities denominated in foreign currencies are translated into Canadian dollars at exchange rates in effect at the balance sheet date.  Revenues and expenses are translated using rates in effect at the time of the transactions. Foreign exchange gains and losses are included in income.

 (h)

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

(i)

Stock-based compensation:

The Company has a stock-based compensation plan, which is described in note 12.  Subsequent to January 1, 2003, the Company accounts for all stock-based payments to employees and non-employees using the fair value based method.  Under the fair value based method, stock-based payments are measured at the fair value of the equity instruments issued.

The fair value of stock-based payments to non-employees is periodically re-measured until counterparty performance is compete, and any change therein is recognized over the period and in the same manner as if the Company had paid cash instead of paying with or using equity instruments.  The cost of stock-based payments to non-employees that are fully vested and non-forfeitable at the grant date is measured and recognized at that date.

Under the fair value based method, compensation cost attributable to employee awards is measured at fair value at the grant date and recognized over the vesting period.  Compensation cost attributable to awards to employees that call for settlement in cash or other assets is measured at intrinsic value and recognized over the vesting period.  Changes in intrinsic value between the grant date and the measurement date result in a change in the measure of compensation cost.  For awards that vest at the end of the vesting period, compensation cost is recognized on a straight-line basis; for awards that vest on a graded basis, compensation cost is recognized on a pro-rate basis over the vesting period.

IMAGIS TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

(Expressed in Canadian dollars)

Years ended December 31, 2003 and 2002

2.

Significant accounting policies (continued):

(i)

Stock-based compensation (continued):

Prior to January 1, 2003, the Company followed the settlement method of accounting for employee stock options.  The fair value method was used for non-employee grants made in the year ended December 31, 2002 and the settlement method for grants made prior to that date.  Had compensation expense associated with employee stock options awarded prior to January 1, 2003 been determined in accordance with the fair value method, the Company’s net loss and net loss per share for the years ended December 31, 2003 and 2002, would have been adjusted to the pro forma amounts indicated below:

                                                                                                                                                       2003                               2002

Net loss:

As reported

$

4,058,857

$

6,951,393

Pro forma

4,811,704

7,752,467

Net loss per share:

As reported

0.74

1.71

Pro forma

0.88

1.89

The pro forma amounts exclude the effect of stock options granted prior to January 1, 2002.  The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model using the following average inputs:  volatility - 114%; risk free interest rate - 5%; option term - 5 years; and dividend yield - nil.

The weighted average fair value of employee stock options granted during the year ended December 31, 2003 was $7.29 (2002 - $9.23) per share purchase option.

(j)

Loss per share:

Loss per share is calculated using the weighted average number of shares outstanding during the reporting period.  This average includes common shares issued in a reporting period from their date of issuance.  Diluted per share amounts are calculated by the treasury stock method whereby the assumed proceeds of dilutive exercisable instruments are applied to repurchase common shares at the average market price for the period.  The resulting net issuance is included in the weighted average number for purposes of the diluted per share calculation.  As all outstanding shares and warrants are anti-dilutive, there is no difference between basic and diluted loss per share.  Loss per share and weighted average number of shares outstanding for the comparative period ending December 31, 2002 have been restated to take into account the share consolidation completed during 2003 (note 12(b)).

(k)

Comparative figures:

Certain comparative figures have been reclassified to conform with the presentation adopted in the current year.

IMAGIS TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

(Expressed in Canadian dollars)

Years ended December 31, 2003 and 2002

3.

Change in accounting for stock-based compensation:

Prior to January 1, 2003, the Company applied the fair value based method of accounting prescribed by CICA Handbook Section 3870, “Stock-based Compensation and Other Stock-based Payments”, only to non-employee awards made on or after January 1, 2002 and to employee stock appreciation rights, and applied the settlement method of accounting to employee stock options.  Under the settlement method, any consideration paid by employees on the exercise of stock options or purchase of stock is credited to share capital and no compensation expense was recognized.

The CICA Accounting Standards Board amended CICA Handbook Section 3870 - “Stock-based Compensation and Other Stock-based Payments” - to require entities to account for employee stock options using the fair value based method, beginning January 1, 2004, with early adoption encouraged.  The Company has elected to apply fair value accounting for all employee stock options granted on or after January 1, 2003 and, in accordance with one of the transitional options permitted under amended Section 3870, has accounted for this change prospectively.

4.

Acquisition of Briyante:

On October 3, 2003, the Company and Briyante entered into an Arrangement Agreement whereby the Company agreed to acquire 100% of the issued and outstanding shares of Briyante under the following terms:

(i)

The Company acquired all outstanding shares of Briyante in exchange for shares of the Company.  Briyante shareholders received 0.31111 post-consolidation common shares of the Company in exchange for each common share of Briyante;

(ii)

The closing of the acquisition was subject to the Company raising a minimum $800,000, before finders’ fees or commissions, of new capital by way of an equity financing; and

(iii)

The Company agreed that the Briyante shareholders nominate two directors for election at the Company’s AGM.

Briyante’s shareholders approved the Arrangement Agreement at a Special Meeting that was held on November 21, 2003.  The Company’s shareholders approved the arrangement on November 21, 2003 at the Company’s Annual General Meeting (AGM).  The Company’s shareholders also approved a share consolidation on a 4.5 old shares for 1 new share basis, to be completed prior to the closing of the Briyante acquisition.

On November 25, 2003, the Company announced that it had completed the acquisition of Briyante.  The Company consolidated its shares on a 4.5 old shares for 1 new share basis and issued 4,040,406 new shares having a value of $0.90 for a total consideration of $3,636,365 to the shareholders of Briyante.  Briyante’s shares were then de-listed from trading on the TSX Venture Exchange on November 26, 2003 and Briyante became a wholly-owned subsidiary of the Company.

IMAGIS TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

(Expressed in Canadian dollars)

Years ended December 31, 2003 and 2002

4.

Acquisition of Briyante Software Corp. (“Briyante”) (continued):

The acquisition of Briyante has been accounted for as a business combination with the Company identified as the acquirer. In accordance with generally accepted accounting principles, the shares issued were valued based on their market price at the time the proposed transaction was agreed to and announced as, at that time, the Company concluded that its shares traded in an active and liquid market.  The fair value of the net assets acquired based on assets and liabilities at Briyante’s balance sheet date and consideration issued are as follows:

Current assets

$

464,414

Equipment

44,079

Intellectual property (note 6)

3,872,551

Current liabilities

(476,355)

$

3,904,689

Shares issued

$

3,636,365

Costs

268,324

$

3,904,689

5.

Equipment:

Accumulated                      Net book

2003

Cost

amortization

value

Computer hardware

$

419,263

$

282,389

$

136,874

Furniture and fixtures

165,373

86,380

78,993

Software

139,812

137,364

2,448

Telephone Equipment

19,178

12,550

6,628

Tradeshow Equipment

64,897

35,627

29,270

Leasehold Improvements

2,482

1,762

720

$

811,005

$

556,072

$

254,933

Accumulated                      Net book

2002

Cost

amortization

value

Computer hardware

$

342,369

$

155,878

$

186,491

Furniture and fixtures

168,782

54,764

114,018

Software

111,041

83,148

27,893

$

622,192

$

293,790

$

328,402

IMAGIS TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

(Expressed in Canadian dollars)

Years ended December 31, 2003 and 2002

6.

Intellectual property:

Accumulated                      Net book

2003

Cost

amortization

value

Intellectual property (note 4)

$

3,872,551

$

125,184

$

3,747,367

7.

Other assets:

Accumulated                     Net book

2003

Cost

amortization

value

Patents

$

78,227

$

21,730

$

56,497

License

236,396

111,584

124,812

$

314,623

$

133,314

$

181,309

Accumulated                      Net book

2002

Cost

amortization

value

Patents

$

78,227

$

2,173

$

76,054

License

236,395

26,266

210,129

Deferred acquisition costs

20,048

-

20,048

$

334,670

$

28,439

$

306,231

8.

Advances:

During 2003, the Company received a total of $319,000 in advances that were repaid through the issuance of 1,849,275 special warrants under the terms described in note 12(d)(ii).  Of this amount $152,000 was received from directors of the Company.

9.

Debenture:

During 2003, the Company received $75,000 through the issuance of a debenture.  This debenture bore interest at prime plus 2% per annum, required interest to be paid monthly and was repayable on November 30, 2004.  The Company repaid the debenture through the issuance of 434,782 Special Warrants under the terms described in note 12(d)(ii).

IMAGIS TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

(Expressed in Canadian dollars)

Years ended December 31, 2003 and 2002

10.

Credit facility:

During 2003, the Company received loans under a credit facility pursuant to a loan agreement with a previous director of the Company in the amount of $367,000 and made repayments in the amount of $20,000.  Also included in this loan were various expenses paid by the former director on behalf of the Company in the amount of $148,622.  The Company settled $396,750 of the Credit Facility through the issuance of 2,300,000 Special Warrants under the terms described in note 12(d)(ii).  The balance of the credit facility was repaid in cash.

11.

Capital lease obligations:

2004

$

29,046

2005, including buy-out options

20,052

49,098

Implicit interest portion

(5,165)

43,933

Current portion of capital lease obligations

24,762

Long-term portion of capital lease obligations

$

19,171

IMAGIS TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

(Expressed in Canadian dollars)

Years ended December 31, 2003 and 2002

12.

Share capital:

(a)

Authorized:

100,000,000 common shares without par value

50,000,000 preferred shares without par value, non-voting, issuable in one or more series

(b)

Issued:

Number

of shares                   Amount

Balance, December 31, 2001

3,648,696

$

10,142,041

Issued during year for cash:

Private placement

259,259

2,660,001

Options exercised

83,358

423,193

Warrants exercised

198,839

1,571,090

Issued on conversion of special warrants

317,263

3,098,070

Issued as bonus for consulting agreement

8,333

78,750

Issued as bonus in consideration of loan

2,222

19,000

Issued as bonus to a director and officer

4,444

25,000

Share issuance costs

-

(656,027)

Balance, December 31, 2002

4,522,414

17,361,118

Issued during year for cash:

Options exercised

43,446

129,370

Warrants exercised

29,630

166,668

Issued in settlement of accounts payable

209,261

236,931

Issued for acquisition of Briyante Software

4,040,406

3,636,365

Share issuance costs

-

(2,031)

Balance, December 31, 2003

8,845,157

$

21,528,421

On November 21, 2003, the Company consolidated its common shares on a one new share for each 4.5 old shares basis.  The table above gives effect to the share consolidation on a retroactive basis.

(c)

Escrowed shares:

As at December 31, 2001, 59,260 common shares were being held in escrow.  These common shares were released from escrow on February 23, 2002.

IMAGIS TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

(Expressed in Canadian dollars)

Years ended December 31, 2003 and 2002

12.

Share capital (continued):

(d)

Special warrants:

(i)

On November 9, 2001, 1,427,682 Special Warrants were sold at a price of $2.17 per Special Warrant (gross proceeds less offering costs equalled $2,822,861), each of which entitled the holder, upon exercise and without payment of further consideration, to acquire 0.2222 common shares of the Company and 0.1111 common share purchase warrants (the “Warrants”) of the Company.  These Special Warrants were not issued as compensation for services rendered.  Each whole Warrant entitled the holder to purchase one common share of the Company at a price of $11.48.  During 2002, all Special Warrants were converted into common shares and the Company reduced the exercise price on 64,004 share purchase warrants from $11.48 to $7.34 and 48,933 share purchase warrants from $11.48 to $8.15.

(ii)

During October and November 2003, the Company sold a total of 9,796,087 Special Warrants at $0.1725 per Special Warrant in a series of four tranches.  Cash proceeds of $899,075 less commissions of $39,757 were received for the sale of 5,212,029 Special Warrants and 4,584,058 Special Warrants were issued in settlement of $790,750 in debt.  Each Special Warrant is exercisable, for no additional consideration, into Units consisting of 0.2222 common shares and 0.2222 share purchase warrants, with the exception of 1,002,899 Special Warrants issued to insiders of the Company.  The Units issued to insiders of the Company are exercisable into 0.2222 common shares with no share purchase warrant.  Each whole warrant entitles the holder for two years from the date of issue of the Special Warrants to acquire one additional common share at an exercise price of $1.04 per share in the first year and $1.14 per share in the second year.  The Special Warrants are convertible at the holders’ option at any time for an eighteen month period and will convert automatically at the end of the eighteen months.  The Company will not be required to meet any conditions prior to conversion.  Finder’s fees of $39,757 in cash and 38,641 in broker’s warrants exercisable at $1.04 per share were paid.  The brokers warrants are exercisable until October 30, 2004 and have been recorded at the fair value as at the date of issue of $7,327 as a reduction in the proceeds of the Special Warrants and an increase in Contributed Surplus.  As at December 31, 2003, none of the Special Warrants have been converted into Units (see note 18).

IMAGIS TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

(Expressed in Canadian dollars)

Years ended December 31, 2003 and 2002

12.

12.	Share capital (continued):
	(e)	Warrants: At December 31, 2002, and 2003, the following warrants were outstanding (giving retroactive effect to the share consolidation):

December 31,				December 31,Exercise
2002	Granted	Exercised	Expired	2003	price

29,630	-	(29,630)	-	-	$5.63	February 23, 2003
48,933	-	-	(48,933)	-	$8.15	March 9, 2003
3,474	-	-	(3,474)	-	$8.15	March 9, 2003
11,111	-	-	-	11,111	$9.90	January 18, 2004
64,815	-	-	-	64,815	US$8.78	July 8, 2004
23,333	-	-	-	23,333	US$10.53	July 24, 2004
-	38,641	-	-	38,641	$1.04	October 30, 2004
-	670,930	-	-	670,930	$0.64	November 20, 2005

181,296	709,571	(29,630)	(52,407)	808,830

At December 31, 2001 and 2002, the following warrants were outstanding (giving retroactive effect to the share consolidation):

December 31,			December 31,		Exercise
2001	Granted	Exercised	Expired	2002	price

59,259	-	-	(59,259)	-	$5.63	August, 31 2002
29,630	-	-	-	29,630	$5.63	February 23, 2003
11,111	-	-	(11,111)	-	$18.00	June 16, 2002
60,889	-	(60,889)	-	-	$4.95	Various to May 6, 2003
25,481	-	-	(25,481)	-	$11.48	November 9, 2002
45,694	-	(45,694)	-	-	$11.48	March 9, 2003
64,004	-	(64,004)	-	-	$7.34	March 9, 2003
48,933	-	-	-	48,933	$8.15	March 9, 2003
-	28,252	(28,252)	-	-	$9.77	March 9, 2003
-	3,474	-	-	3,474	$8.15	March 9, 2003
-	11,111	-	-	11,111	$9.90	January 18, 2004
-	64,815	-	-	64,815	US$8.78	July 8, 2004
-	23,333	-	-	23,333	US$10.53	July 24, 2004

345,001	130,985	(198,839)	(95,851)	181,296

IMAGIS TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

(Expressed in Canadian dollars)

Years ended December 31, 2003 and 2002

12.

Share capital (continued):

 (f)

Options:

The Company has a stock option plan that was approved at the Company’s AGM on November 21, 2003.  Under the terms of the plan the Company may reserve up to 2,194,489 common shares  for issuance under the plan.  The Company has granted stock options to certain employees, directors, advisors, and consultants.  These options are granted for services provided to the Company.  All options granted prior to November 25, 2003, expire five years from the date of grant with the exception of 100,000 options issued during 2002 to a consultant that expire two years from the date of grant.  All options granted subsequent to November 25, 2003, expire 3 years from the date of the grant.  All options vest one-third on the date of the grant, one-third on the first anniversary of the date of the grant and one-third on the second anniversary of the date of the grant.  On November 25, 2003, all stock options along with the Company’s outstanding shares were consolidated on a 1 new option for 4.5 old basis.  A summary of the status of the Company’s stock options at December 31, 2003, and December 31, 2002 (giving retroactive effect to the share consolidation), and changes during the periods ended on those dates is presented below:

December 31, 2003                                     December 31, 2002

Weighted average

Weighted average

Shares

exercise price

Shares

exercise price

Outstanding, beginning of period

668,198

$ 7.56

434,148

$ 5.18

Granted

421,557

1.51

357,778

10.04

Exercised

(43,446)

2.97

(83,358)

5.09

Cancelled

(276,015)

11.70

(40,370)

8.37

Outstanding, end of period

770,294

$ 5.26

668,198

$ 7.56

IMAGIS TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

(Expressed in Canadian dollars)

Years ended December 31, 2003 and 2002

12.

Share capital (continued):

(f)

Options (continued):

The following table summarizes information about stock options outstanding at December 31, 2003:

                                                                 Options outstanding                                                    Options exercisable

Number

Number

outstanding

Weighted

Weighted

exercisable,

Weighted

December 31,

remaining

average

December 31,

average

Exercise price

2003

contractual life

exercise price

2003

exercise price

$4.50

5,555

0.15

$4.50

5,555

$4.50

$4.50

10,000

0.23

$4.50

10,000

$4.50

$4.50

22,813

1.05

$4.50

22,813

$4.50

$4.50

94,815

2.67

$4.50

94,815

$4.50

$10.58

3,333

1.84

$10.58

3,333

$10.58

$9.90

22,222

2.97

$9.90

22,222

$9.90

$8.96

3,333

1.97

$8.96

3,333

$8.96

$6.75

4,444

2.37

$6.75

4,444

$6.75

$10.58

60,000

3.18

$10.58

40,000

$10.58

$10.08

2,222

3.09

$10.08

1,481

$10.08

$10.58

28,889

3.37

$10.58

19,259

$10.58

$10.58

12,222

3.50

$10.58

8,148

$10.58

$10.58

4,444

3.58

$10.58

2,963

$10.58

$6.75

66,667

3.67

$10.58

44,445

$6.75

$10.57

7,778

3.84

$10.57

5,185

$10.57

$1.51

421,557

2.03

$1.51

421,557

$1.51

770,294

2.4

$5.26

709,553

$3.68

13.

Related party transactions not disclosed elsewhere are as follows:

(a)

Included in administration expense is $359,779 (2002 - $315,942) for consulting services and management fees incurred with companies formerly related by virtue of having a director or officer in common with the Company.

(b)

Included in interest expense is $nil (2002 - 19,000) representing the fair value of 10,000 shares issued to a company with a director in common in consideration of a loan made to the Company in 2001.

(c)

On September 4, 2002, the Company acquired a license to certain software applications related to their use in certain specified business fields from a company related by virtue of having a director in common.  The Company paid USD$150,000 (CDN$236,395; included in other assets) cash in consideration of the license.  The license expires on the latter of August 31, 2017 and the expiry date of the last patent of the underlying software.

(d)

During 2002, the Company acquired patents from a company related by virtue of having a director in common.  The Company paid USD$50,000 (CDN$78,227; included in other assets) cash in consideration for the patents.

IMAGIS TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

(Expressed in Canadian dollars)

Years ended December 31, 2003 and 2002

13.

Related party transactions not disclosed elsewhere are as follows (continued):

(e)

At December 31, 2003, accounts payable and accrued liabilities included $418,258 (2002 - nil) owed by the Company to directors and officers and companies controlled by directors and officers of the Company.  These amounts are unsecured, non-interest bearing and payable on demand.  At December 31, 2003, accounts payable and accrued liabilities included $372,442 (2002 - nil) owed by the Company to companies formerly related by virtue of having a director or officer in common with the Company.  These amounts are unsecured, non-interest bearing and $324,125 of this amount is payable on March 20, 2004.

14.

Income taxes:

Income tax expense differs from the amount that would be computed by applying the federal and provincial statutory income tax rates of 35.62% (2002 - 39.60%) to income before taxes due to valuation allowances provided against losses incurred in the year.

The effective income tax rates differ from the Canadian statutory rates for the following reasons:

2003                             2002

Canadian statutory rates

35.62%                         39.60%

Canadian federal and provincial taxes

$

(1,445,476)

$

(2,752,752)

Reduction in effective tax rates

-

715,786

Intangible asset not recorded for tax purposes

667,406

-

Non-capital losses not previously recognized

(755,646)

-

Financing costs charged against share capital

59,389

(214,153)

Permanent and other differences

(2,025)

78,275

Changes in valuation allowance

1,476,352

2,172,844

$

-

$

-

Future income tax assets:

Non-capital losses carried forward

$

7,733,168

$

5,600,309

Capital assets

165,289

88,978

Financing costs

133,241

192,630

Other

38,708

44,730

Total future income tax assets

8,070,406                       5,926,647

Less valuation allowance

(7,403,000)

  (5,926,647)

667,406

-

Future income tax liability:

Intangible asset

(667,406)

-

Net future income taxes

$

-

$

-

IMAGIS TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

(Expressed in Canadian dollars)

Years ended December 31, 2003 and 2002

14.

Income taxes (continued):

In assessing the realizability of future tax assets, management considers whether it is more likely than not that some portion or all of the future tax assets will be realized.  The ultimate realization of the future tax assets is dependant upon the generation of future taxable income during the periods in which those temporary differences become deductible.

As at December 31, 2003, the Company has non-capital loss carry forwards aggregating approximately $21,717,000 available to reduce taxable income otherwise calculated in future years.  These losses expire as follows:

2004

$

1,140,000

2005

301,000

2006

2,274,000

2007

3,031,000

2008

4,129,000

2009

6,976,000

2010

3,866,000

15.

Commitments:

The Company is committed to the following operating lease payments over the next four years:

Year                                                                                                     Equipment                     Building                             Total

2004

$

24,528

$

121,350

$

145,878

2005

3,361

60,675

64,036

2006

2,928

-

2,928

2007

1,708

-

1,708

$

32,525

$

182,025

$

214,550

The Company has entered into the following commitments with a company formerly related to the Company by virtue of having a director in common:

(a)

the Company has entered into a strategic alliance to develop and market integrated airport and security products with the related company.  The Company has committed to expend a minimum of USD$125,000 on product development and the operation of an Airport Security Group to market the products, prior to December 31, 2004.  As at December 31, 2003, the Company has incurred USD$48,350 in expenditures on product development.

(b)

the Company has committed to engage the related company to provide software development services.  The Company has agreed to expend a minimum of USD$125,000, based on hourly rates charged at 85% of fair market value, prior to December 31, 2004.  No amounts have been expended to December 31, 2003.

IMAGIS TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

(Expressed in Canadian dollars)

Years ended December 31, 2003 and 2002

15.

Commitments (continued):

 (c)

the Company has entered into a Letter of Intent to form a joint venture for the purpose of establishing a manufacturing and marketing operation in Brazil.  The Company has agreed to invest USD$250,000 cash in the joint venture in order to acquire a 20% interest.  This investment is contingent upon the Company’s joint venture partner fulfilling certain obligations prior to July 8, 2004.

16.

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

17.

Segmented information:

The Company operates in a single segment, the development and sale of software.  Management of the Company makes decisions about allocating resources based on this one operating segment.

Substantially all revenue is derived from sales to customers located in Canada, the United States, the United Kingdom and Japan.  Geographic information is as follows:

2003                              2002

Canada

$

104,985

$

270,655

United States

1,085,567

1,061,794

United Kingdom

75,285

1,062,277

Japan

-

485,640

Other

89,905

142,522

$

1,355,742

$

3,022,888

Substantially all of the Company’s fixed assets are in Canada.

IMAGIS TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

(Expressed in Canadian dollars)

Years ended December 31, 2003 and 2002

17.  Segmented information (continued):

Major customers, representing 10% or more of total revenue are:

2003                             2002

Customer A

$

390,222

$

507,971

Customer B

-

1,046,294

Customer C

-

483,091

Customer D

401,337

84,315

18.

Subsequent events:

Subsequent to December 31, 2003:

(a)

289,855 special warrants were exercised into Units consisting of 64,412 shares and 64,412 share purchase warrants.  Each share purchase warrant entitles the holder to purchase one common share at a price of $1.04 until September 30, 2004 or $1.14 per share thereafter until September 30, 2005 at which time they expire.

(b)

579,708 special warrants were exercised into Units consisting of 128,824 shares and 128,824 share purchase warrants.  Each share purchase warrant entitles the holder to purchase one common share at a price of $1.04 until October 10, 2004 or $1.14 per share thereafter until October 10, 2005 at which time they expire.

(c)

3,746,376 special warrants were exercised into units consisting of 832,528 shares and 832,528 share purchase warrants.  Each share purchase warrant entitles the holder to purchase one common share at a price of $1.04 until October 30, 2004 or $1.14 per share thereafter until October 30, 2005 at which time they expire.

(d)

All 770,294 stock options outstanding at December 31, 2003 were repriced to an exercise price of $0.78 each.  The expiry dates and vesting provisions were unchanged.  20,000 of these stock options were subsequently cancelled.

(e)

1,193,438 stock options having an exercise price of $0.78 each were granted.  These options expire 3 years from the date of grant and are subject to the vesting provisions described in Note 12.

(f)

155,555 stock options having an exercise price of $0.66 were granted.  These options expire 3 years from the date of grant and are subject to the vesting provisions described in Note 12.

IMAGIS TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

(Expressed in Canadian dollars)

Years ended December 31, 2003 and 2002

19.

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

(a)

Stock-based compensation:

As described in note 12, the Company has granted stock options to certain employees, directors, advisors, and consultants.  These options are granted for services provided to the Company.  For options issued subsequent to December 31, 2001, the Company amortizes the expense of all options issued to non-employees based on the Black-Scholes model under Canadian GAAP.  For U.S. GAAP purposes, an enterprise recognizes or, at its option, discloses the impact of the fair value of stock options and other forms of stock based compensation in the determination of income.  The Company has elected under U.S. GAAP to continue to measure compensation cost for stock options granted to employees prior to January 1, 2003 by the intrinsic value method.  Options granted to non employees prior to January 1, 2002, are required to be measured and recognized at their fair value as the services are provided and the options are earned.  In addition, during the year ended December 31, 2001 and 2002, the Company repriced certain options and consequently, in accordance with the intrinsic value method under U.S. GAAP, such options are accounted for as variable options and net increases in the underlying common shares market price since the repricing date are recognized as compensation cost until the options are exercised, expire or forfeited.

 (b)

Beneficial conversion option:

During the year ended December 31, 2000, the Company issued convertible debentures with detachable warrants attached.  For Canadian GAAP purposes, the issuance was considered to be of a compound debt and equity instrument and the proceeds were allocated between the two elements based on their relative fair values.  For U.S. GAAP purposes, the consideration received was allocated between the debt and warrants resulting in a beneficial conversion option as the fair value of the shares issuable on conversion of the debt is in excess of the value at which such shares would be issuable based on the reduced carrying value of the debt element.  This beneficial conversion option was amortized over the period to the first conversion date.

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

IMAGIS TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

(Expressed in Canadian dollars)

Years ended December 31, 2003 and 2002

19.

United States generally accepted accounting principles (continued):

The effect of these accounting differences on deficit, net loss, loss per share and future income taxes under United States accounting principles are as follows:

2003                             2002

Deficit, Canadian GAAP

$

(21,200,886)

$

(17,361,118)

Cumulative stock based compensation (a)

(1,345,198)

(1,295,024)

Beneficial conversion options (b)

(208,200)

(208,200)

Warrants issued for services (c)

(722,000)

(722,000)

Deficit, U.S. GAAP

$

(23,476,284)

$

(19,586,342)

Loss for the year, Canadian GAAP

$

(4,058,857)

$

(6,951,393)

Stock-based compensation

(50,174)

(240,412)

Loss for the year, U.S. GAAP

$

(4,109,031)

$

(7,191,805)

Loss per share, U.S. GAAP – basic and diluted

$

(0.75)

$

(1.76)

Item 8.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 8A. Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Operating Officer and Vice-President, Finance, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report (the “Evaluation Date”).  Based upon that evaluation, the Chief Executive Officer and Chief Operating Officer and Vice-President, Finance concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company (or its consolidated subsidiaries) required to included in the Company’s periodic SEC filings.

During the quarter ended December 31, 2003, there was no significant change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part III

Item 9.

Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Executive Officers and Directors

The following table sets forth certain information concerning the Company’s executive officers and directors as of December 31, 2003:

Name

Age

Position with the Company

Oliver “Buck” Revell(1)

65

Chairman of the Board

Roy Davidson Trivett

56

President, Chief Executive Officer and Director

Wayne Smith

47

Chief Operating Officer & Vice President, Finance

Al Kassam

40

Vice-President, Technology, Director

Iain Drummond                    58             Vice-President, Managing Director International, Director

Karim Jadavjee Khoja(1)

45

Director

Michael C. Volker(1)

55

Director

___________________________

(1)

Audit Committee Member

Oliver "Buck" Revell was appointed as the Company’s Chairman of the board of directors (the “Board”) in January 2000.  Mr. Revell has served on a number of Presidential and Vice Presidential task forces, including as Vice-Chairman of the Interagency Group for Counter-Intelligence and as a member of both the National Foreign Intelligence Board and the Terrorist Crisis Management Committee of the National Security Council.  Mr. Revell served for over 30 years in the United States Federal Bureau of Investigation, and during his career advanced to the position of Associate Deputy Director. Mr. Revell is a life member of the International Association of Chiefs of Police, and the founding Chairman of its Committee on Terrorism. Mr. Revell is former President of the Law Enforcement Television Network and also served as Chairman of the Greater Dallas Crime Commission.   Mr. Revell is President of Revell Group International Inc., Dallas, Texas.

Roy Davidson Trivett was appointed as a director of Imagis in March 2002.  Mr. Trivett was appointed President and Chief Executive Officer of the Company in July 2003. Mr. Trivett has been the President of Trivett Holdings Ltd. since August 1994 and the President and a director of Silicon Slopes Capital Corp. since October 1998.  Mr. Trivett holds Bachelor and Masters degrees in engineering from Carleton University in Canada.

Wayne Smith has been with Imagis since May 2002 and served as the Company’s Chief Financial Officer from September 2002 to July 2003.  Mr. Smith was appointed Chief Operating Officer and Vice President, Finance on July 14, 2003.  Since 1997, Mr. Smith has also been a partner of TelePartners Consulting Inc., a consulting services company that provides management and financial consulting services, primarily in the call center and help desk areas.  From May 2002 to September 2002, Mr. Smith served as comptroller of International Portfolio Management.  From October 2001 to May 2002, Mr. Smith was a risk management advisor of Peter Reimer & Associates and, from 1997 to July 2001 Mr. Smith was an Audit Senior of Amisano Hanson Chartered Accountants.  Mr. Smith holds a Chartered Accountants designation in Canada.

Al Kassam joined Imagis as Vice President, Technology and Development, Chief Technology Officer and Director in November 2003, upon completion of the acquisition of Briyante Software Corp. Mr. Kassam was President and  Chief Executive Officer of Briyante from October 2001 until November 2003 where he oversaw the development of the firm from an R&D organization to a developer and marketer of data-sharing products in the North American Justice market. Prior to this, he was a co-founder and Managing Partner of Benchmark Technologies Inc. from February 1996 to October 2001, an IT consulting firm engaged in the development of custom software for business to business data exchange. Mr. Kassam has 18 years of information technology experience.  Mr. Kassam holds a Bachelor of Science from Simon Fraser University and a Masters of Business Administration from the University of British Columbia. He is a Microsoft Certified Professional, and has spoken worldwide on the topics of disparate database integration and system development.

Iain Drummond has served as a director of Imagis since February 1999, and as President and Chief Executive Officer from February 1999 until July 2003.  At that time, Mr. Drummond transitioned into the role of Vice

President and Managing Director, International.  In this role, he heads up all of Imagis' international sales and partner relationship management activities. Mr. Drummond also served as President and Chief Executive Officer of Imagis Cascade Technologies Inc. since September 1998.  From 1990 to September 1998, Mr. Drummond served as the Vice-President, Strategic Partnerships with Alis Technologies in Montreal, a provider of integrated language-handling technologies and translation solutions, where he established the international sales network for its language translation software products. Mr. Drummond was awarded a scholarship to study mechanical engineering at Glasgow University in Scotland.

Karim Jadavjee Khoja became a Director of Imagis in November 2003. Prior to joining the Board of Imagis Technologies, Inc., Mr. Khoja served on the Board of Directors for Briyante. Mr. Khoja has 14 years of data communication experience establishing and developing business activities internationally, including in North America, Europe, Central Eastern Europe, the Middle East, South Asia, and South East Asia. Mr. Khoja’s experience includes a role as Chief Executive Officer and Director of EXI Wireless, a two-way wireless tagging business. Mr. Khoja has also held senior-level positions with HT Mobile, Croatia (as CEO); Era GSM, Polska Telefonia Cyfrowa (Director, Director of Strategy, Marketing, and Sales); and with Mobilink Nation-wide GSM Cellular, Pakistan (as President and CEO). Mr. Khoja holds a Bachelor of Science and a Masters of Business Administration from the University of London.

Michael C. Volker was appointed to the Board of Directors of Imagis in November 2003. He also currently serves as the Director of the Industry Liaison Office of Simon Fraser University in Burnaby, BC. From June 1996 to June 2001 he was Chairman of the Vancouver Enterprise Forum and continues as an active director managing the Vancouver Technology Angel Network. Mr. Volker has taught courses in engineering, economics, design and management (organizational behavior) at the University of Waterloo, University of Toronto, Simon Fraser University, and Kansas University. Mr. Volker obtained his Bachelor of Science and Masters of Science degrees from the University of Waterloo. Mr. Volker also served a maximum term as a Governor of the University of Waterloo (1987 - 1993).

Subsequent to December 31, 2003, Clyde Farnsworth and Keith Kretschmer were appointed Directors of the Company.   On February 20, 2004, Iain Drummond resigned as Vice President, Managing Director, International and Director with the Company.  Chris Wiesinger was appointed Vice President, Business Development on March 1, 2004.

Clyde Farnsworth served as the Director of Reserve Bank Operations and Payment Systems for the Board of Governors of the US Federal Reserve System prior to retirement in June 1999. As the Director, Mr. Farnsworth had responsibility for operations of the twelve Federal Reserve banks on behalf of the Federal Reserve Board. During his term, he represented the Board of Governors on the following Group of Ten Committees of the Bank for International Settlements: the Committee on Payment and Settlement Systems; the Group of Computer Experts; and the Security Experts. Mr. Farnsworth’s duties also included automation and communication planning, financial planning, financial control, and budgeting for the twelve Reserve Banks. Prior to joining the Federal Reserve Board in 1975, he served as an officer and economist at the Federal Reserve Bank of Richmond, VA, from August 1969 to August 1975.  He was a professor of economics at Virginia Tech from 1967 to 1969, and was an Adjunct Professor at the University of Richmond and at Virginia Commonwealth University while working at the Richmond Federal Reserve Bank.  Mr. Farnsworth holds a Bachelor of Arts degree in mathematics, a Master of Arts degree in finance, and a Ph.D. in economics.

Keith Kretschmer retired following a thirty-year career in financial services and investments in 2001. Prior to retirement, Mr. Kretschmer served as the Managing Director of Oppenheimer & Co. Inc. from 1991 to 1992 and of Oppenheimer Capital from 1995 to 2001. Oppenheimer Capital is a leading global value-equity investment firm with more than $20 billion in assets under management. Prior to his involvement at Oppenheimer, Mr. Kretschmer was a General Partner of Bear Stearns and Co. (Los Angeles) and Senior Managing Director of Bear Stearns and Co. Inc. (Boston). Mr. Kretschmer served on the White House Advance Staff during the Ford and Nixon administrations and he has served as an officer and director with a number of charities. He is a graduate of Wentworth Military Academy, the University of Nebraska, and attended UCLA’s Graduate School of Management.

Chris Wiesinger joined Imagis in February 2003 and was promoted to Vice President Business Development in March 2004. Prior to joining Imagis, Mr. Wiesinger was a principal and co-founder of SigmaLogic Associates, providing business development and product management consulting services to a variety of firms in biometrics, law enforcement, and data sharing verticals. As Director of Strategic Partnerships for Touchless Sensor Technology AG from March 2000 to January 2002, he was responsible for forging business relationships and opportunities for the sale of fingerprint sensors in North America and Europe. As an Account Executive for the EDS International Public Safety Group from May 1997 to January 2000, Mr. Wiesinger provided sales leadership on consulting, system integration and functional outsourcing opportunities for corrections, emergency communications, and public safety command and control clients.  Mr. Wiesinger holds Bachelor of Arts (First Class) and Master of Arts degrees from the University of British Columbia.

Board of Directors

Each Board member is elected annually and holds office until the next annual meeting of shareholders or until his or her successor has been elected or appointed, unless his or her office is earlier vacated in accordance with our Bylaws. Officers serve at the discretion of the Board and are appointed annually.  None of the Company’s directors or executive officers has any family relationship with any other officer or director.

Audit Committee

Imagis has established an audit committee which was comprised of Oliver “Buck” Revell, Karim Khoya and Mike Volker as of December 31, 2003. At December 31, 2003, the Company did not have an audit committee financial expert serving on its audit committee as none of the directors met the requirements of a financial expert.  Subsequent to December 31, 2003, Oliver “Buck” Revell resigned from the audit committee and was replaced by Clyde Farnsworth as Chairman of the audit committee. Mr. Farnsworth is an independent director and meets all the criteria required of an audit committee financial expert.  The audit committee recommends independent accountants to audit its financial statements, discusses the scope and results of the audit with the independent accountants, reviews its interim and year-end operating results with its executive officers and independent accountants, considers the adequacy of the internal accounting controls, considers the audit procedures of the Company and reviews the non-audit services to be performed by the independent accountants.

Compensation Committee

Imagis did not have a compensation committee at December 31, 2003. On March 4, 2004, the Company established a compensation committee, with Keith Kretschmer being the Chairman of the Committee.

Code of Ethics

Imagis has adopted a Code of Ethics that applies to all the Company’s directors, officers and employees. A copy of the Code of Ethics may be viewed on the Company’s website at www.imagistechnologies.com.

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

Item 10.  Executive Compensation.

Compensation of Named Executive Officers

The following table sets forth compensation paid to the Company’s named executive officers (the “Named Executive Officers”).  No officers of the Company received compensation in excess of US$100,000 during the year ended December 31, 2003.

Summary Compensation Table

Summary Compensation Table
Name and Principal Position	Fiscal Year	Compensation			Long –Term Compensation		Payouts
		Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Under Options (#)	LTIP Payouts ($)	All Other Compensation ($)
Iain Drummond(1) President and Chief Executive Officer	2003 2002 2001 2000	83,958 153,167 144,000 143,667	N/A 25,000 N/A N/A	N/A N/A N/A N/A	N/A N/A N/A N/A	N/A 300,000 100,000 N/A	N/A N/A N/A N/A	N/A N/A N/A N/A
Roy Trivett(2) President and Chief Executive Officer	2003	78,925	N/A	N/A	N/A	N/A	N/A	N/A

____________________

(1)

Mr. Drummond resigned as Chief Executive Officer and President as of July 14, 2003, and thereafter continued employment as Vice President and Managing Director, International.  Mr. Drummond left the Company in February, 2004.

(2)

Mr .Trivett became Chief Executive Officer and President as of July 15, 2003.

Options Granted during the Year Ended December 31, 2003

The Company did not grant stock options to the Named Executive Officers during the year ended December 31, 2003.

Options Exercised during the Year Ended December 31, 2003

The following table sets forth for the Named Executive Officers the number of shares acquired upon exercise of stock options during the year ended December 31, 2003 and the number of shares issuable subject to exercised and unexercised stock options held as of December 31, 2003.

Aggregated Options Exercised During 2003 Fiscal Year and Financial Year-End Option Values
			Number of Securities Underlying Unexercised Options at Fiscal Year-End		Value of Unexercised In-The-Money Options at Fiscal Year End (1)
Name	Shares Acquired on Exercise	Value Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Iain Drummond	--	--	66,667	22,222	N/A	N/A
Roy Trivett	--	--	79,644	--	N/A	N/A

(1) The value of unexercised in-the-money options at December 31, 2003 is based upon a price of $0.60 per share, the closing price of the Company’s common shares at December 31, 2003 on the TSX Venture Exchange less the exercise price per share.

Employment Agreements

Imagis has entered into an employment agreement with Roy Trivett, the Company’s President and Chief Executive Officer.  Mr. Trivett’s contract consists of an annual fee of $172,200 and an annual cash performance bonus to be 40% of cumulative fees paid each year based on Imagis having completed a profitable calendar year or partial year.

Mr. Drummond’s employment contract stipulates an annual salary of $125,000 and a bonus of up to $100,000 per year.  The bonus can be earned on achievement of certain targets.  As was noted earlier, Mr. Drummond resigned from his positions with the Company on February 20, 2004.

Compensation of Directors

During the most recently completed financial year ended December 31, 2003, there was no cash compensation paid by Imagis to its directors for their services.  There are no standard arrangements for any such compensation to be paid to members of Imagis’ Board other than reimbursement for expenses incurred in connection with their services as directors.   The Company may grant stock options to its directors of which the timing, number, and exercise price are established on a case by case basis.

The following table outlines the stock purchase options that have been granted to the Company’s directors during the fiscal year ended December 31, 2003:

Director	Number of Options	Exercise Price	Expiry Date	Vesting Provision
Al Kassam	48,533	$1.62	January 16, 2007	Immediately
Al Kassam	31,111	$1.13	September 26, 2007	Immediately
Karim J. Khoja	15,867	$1.62	January 1, 2007	Immediately

One of the directors of Imagis has incurred consulting fees for work done outside of the duties as director of Imagis.  Mr. Revell has a consulting agreement with Imagis that provides for annual payments of USD$100,000. See also “Item 12— Certain Relationships and Related Transactions”.

Option repricing

On December 5, 2003 the Company announced the approval of repricing all of its outstanding stock options to $0.78, the vesting and expiry provisions to remain unchanged.  The repricing was not implemented until after December 31, 2003 due to regulatory requirements and was applied to all outstanding options, including those held by Named Executive Officers.

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information concerning the number of the Company’s common shares owned beneficially as of March 19, 2004 by: (i) each person known to the Company to own more than five percent (5%) of any class of the Company’s voting securities; (ii) each director of the Company; and (iii) all directors and officers as a group.  Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

TITLE OF CLASS	NAME AND ADDRESS OF BENEFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNER	PERCENT OF CLASS(1)

Common Shares	Iain Drummond 3307 West 6th Street Vancouver, B.C. V6R 1T2 Canada	83,099(2)	*

Common Shares	Roy Davidson Trivett 2683 Country Woods Drive Surrey, BC V3S 0E6 Canada	217,037(3)	1.41%

Common Shares	Oliver “Buck” Revell 36 Victoria Drive, Suite A Rowlett, TX 75088-6062 USA	311,485(4)	2.04%

Common Shares	Al Kassam 5518 – 129th Street Surrey, BC V3X 3G4 Canada	567,627(5)	3.72%

Common Shares	Karim Khoja 6525 Adera Street Vancouver, BC V6P 5B9 Canada	27,245(6)	*

Common Shares	Michael C. Volker 7165 Cliff Rd West Vancouver, BC V7W 2L3 Canada	16,667	*

Common Shares	All directors and officers as a group (6 persons)	1,223,160 (7)	7.80%

*  Indicates less than one (1) percent

(1)

Based on an aggregate 15,180,807 fully diluted common shares outstanding as of March 19, 2004.

(2)

Includes 73,703 common shares issuable pursuant to options exercisable within 60 days of March 19, 2004 and 7,730 common shares issuable pursuant to Insider Special Warrants exercisable within 60 days of March 19, 2004.

(3)

Includes 217,037 common shares issuable pursuant to options exercisable within 60 days of March 19, 2004.

(4)

Includes 77,037 common shares issuable pursuant to options exercisable within 60 days of March 19, 2004 and 215,137 common shares issuable pursuant to Insider Special Warrants exercisable within 60 days of March 19, 2004.

(5)

 Includes 89,762 common shares issuable pursuant to options exercisable within 60 days of March 19, 2004 and 23,437 common shares issuable pursuant to Insider Special Warrants exercisable within 60 days of March 19, 2004 and 93,333 common shares held in Kassam Family Trust.

(6)

Represents 27,245 common shares issuable pursuant to options exercisable within 60 days of March 19, 2004.

(7)

Includes options to purchase 501,451 common shares exercisable within 60 days of March 19, 2004 and 246,303 common shares issuable pursuant to Insider Special Warrants exercisable within 60 days of March 19, 2004.

The Company is not aware of any arrangement that might result in a change in control in the future.

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance
Equity compensation plan approved by security holders	770,294	$5.26	1,528,084
Equity compensation plans not approved by security holders (1)	73,085	$5.41	N/A
	843,379	$5.27

Includes the following warrants:

(i)

11,111 warrants exercisable to acquire 11,111 common shares of the Company at a price of $9.90 are held by Pembridge Group.  These warrants were issued as compensation for consulting services provided to the Company.

(ii)

23,333 warrants exercisable to acquire 23,333 common shares of the Company at a price of $10.53 are held by Roth Capital Partners (“Roth”).  These warrants were issued as compensation to Roth for service rendered in connection with the OSI private placement.

(iii)

38,641 warrants exercisable to acquire 38,461 common shares of the Company at a price of $1.035 are held by Canaccord Capital Corporation (“Canaccord”).  These warrants were issued as compensation to Canaccord for service rendered in connection with the private placement of Special Warrants on October 31, 2003.

Item 12.  Certain Relationships and Related Transactions.

(a)

The Company has entered into the following commitments with a company formerly related to the Company by virtue of having a director, Deepak Chopra, in common:

(i)

the Company has entered into a strategic alliance to develop and market integrated airport and security products with the related company. The Company has committed to expend a minimum of USD$125,000 on product development and the operation of an Airport Security Group to market the products, prior to December 31, 2004. As at December 31, 2003 the Company has incurred USD$48,350 in expenditures.

(i)

the Company has committed to engage the related company to provide software development services. The Company has agreed to expend a minimum of USD$125,000, based on hourly rates charged at 85% of fair market value, prior to December 31, 2004.

(ii)

The Company has entered into a Letter of Intent to form a joint venture for the purpose of establishing a manufacturing and marketing operation in Brazil. The Company has agreed to invest USD$250,000 cash in the joint venture in order to acquire a 20% interest. This investment is contingent upon the Company’s joint venture partner fulfilling certain obligations prior to July 8, 2004.

(iii)

The Company has agreed to pay the formerly related company a management fee of USD$250,000, this fee is due March 20, 2004.

(a)

On September 4, 2002 the Company acquired a license to certain software applications related to their use in certain specified business fields from Intacta, a company related by virtue of having a director, Altaf Nazerali, in common. The Company paid USD$150,000 (CDN$236,395, recorded in Other Assets) cash in consideration of the license. The license expires on the latter of August 31, 2017 and the expiry date of the last patent of the underlying software. The cost of the license will be amortized over its 3 year expected useful life.

(b)

During 2003, the Company incurred consulting fees owed to Mr. Revell in the amount of USD$100,000.

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

Item 13. Exhibits and Reports on Form 8-K

(a)

Exhibits

The following exhibits are filed (or incorporated by reference herein) as part of this Form 10-KSB:

Exhibit Number	Description
3.1(1)	Articles of Incorporation
3.2	Bylaws
4.1(1)	Shareholder Agreement dated February 23, 1999 among the Original Shareholders and the Former Imagis Shareholders
4.2(5)	Registration rights agreement dated July 8, 2002 between Imagis and OSI
10.1(1)*	Employment Agreement dated February 23, 1999 between the Issuer and Iain Drummond
10.2(2)*	Imagis Technologies Inc. 2000 Stock Option Plan
10.3(3)	Form of Unit Subscription Agreement
10.4(4)	Software Assets Sale and Assignment Agreement dated October 31, 2001 between Imagis and API Technologies, LLC.
10.5(5)	Subscription Agreement dated July 8, 2002 between Imagis and OSI
10.6(5)	Letter of Intent dated July 8, 2002 between Imagis and OSI
10.7(5)	Product Development and Marketing Agreement dated July 8, 2002 between Imagis and OSI
10.8(5)	Software Developer Services Agreement dated July 8, 2002 between Imagis and OSI
10.9(6)	Purchase Agreement dated August 30, 2002 between Imagis and Intacta for certain data encoding technologies
10.10(6)	Agreement to amend the terms of Item 10.9 dated October 8, 2002
10.11(6)	Agreement to amend the terms of Item 10.9 and 10.10 dated October 9, 2002
10.12(6)	Agreement between Imagis and Intacta for the purchase of Intacta patents dated November 1, 2002
10.13(6)*	Consulting Agreement between Imagis and Altaf Nazerali dated October 1, 2002
10.14(6)	Agreement between Imagis and Briyante for the development of a query application dated July 30, 2002
10.15(7)	Revolving Line of Credit dated February 23, 2003 between Imagis and Altaf Nazerali
10.16(7)	Amended and Restated Loan Agreement: Revolving Line of Credit dated April 15, 2003 between Imagis and Altaf Nazerali
10.17(7)	General Security Agreement dated April 15, 2003 between Imagis and Altaf Nazerali
10.18(7)	Grid Promissory Note dated February 21, 2003 between Imagis and Altaf Nazerali
10.19(7)	Grid Promissory Note Amended and Restated dated April 15, 2003 between Imagis and Altaf Nazerali
10.20(7)	Source Code License Agreement dated April 15, 2003 between Imagis and Altaf Nazerali
10.21(7)	Source Code Escrow Agreement dated April 15, 2003 between Imagis and Altaf Nazerali
10.22(8)	Debenture agreement between the Company and 414826 B.C. Ltd dated May 30, 2003
10.23 (9)*	Consulting Agreement dated July 15, 2003 between Imagis and Roy Trivett
21.1	List of Subsidiaries
31.1	Section 302 Certification
31.2	Section 302 Certification
32.1	Section 906 Certification
32.2	Section 906 Certification
99.1	Form 51-901F as required by the British Columbia Securities Commission

* Indicates a management contract or compensatory plan or arrangement

(1)

Previously filed as part of Imagis’ Registration Statement on Form 10-SB (File No. 000-30090).

(2)

Previously filed as part of Imagis’ Annual Report on Form 10-KSB for the year ended December 31, 2000.

(3)

Previously filed as part of Imagis’ Quarterly Report on Form 10-QSB for the period ended June 30, 2001.

(4)

Previously filed as part of Imagis’ Quarterly Report on Form 10-QSB for the period ended March 31, 2002.

(5)

Previously filed as part of Imagis’ Current Report on Form 8-K filed on December 19, 2002.

(6)

Previously filed as part of Imagis’ Annual Report on Form 10-KSB for the year ended December 31, 2002.

(7)

Previously filed as part of Imagis’ Quarterly Report on Form 10-QSB for the period ended March 31, 2003.

(8)

Previously filed as part of Imagis’ Quarterly Report on Form 10-QSB for the period ended June 30, 2003.

(9)

Previously filed as part of Imagis’ Quarterly Report on Form 10-QSB for the period ended September 30, 2003.

(a)

Reports on Form 8-K

(i)

On October 14, 2003, the Company furnished on Form 8-K a press release dated October 7, 2003 announcing that the Company and Briyante have concluded negotiations and entered into a definitive agreement with regards to the previously-proposed acquisition of Briyante by Imagis.

(ii)

On October 28, 2003, the Company furnished on a Form 8-K  a copy of the Notice of Meeting and Joint Information Circular of Imagis and Briyante in respect of the Annual General and Extraordinary Meeting of Shareholders of Imagis and the Extraordinary Meeting of Shareholders of Briyante.

(iii)

On December 9, 2003, the Company furnished on a Form 8-K a press released dated December 5, 2003 announcing that the Company received regulatory approval for the repricing of all options granted under Imagis’ Option Plan as approved at the shareholders’ meeting held on November 21, 2003.

Item 14.  Principal Accountant Fees and Services.

Audit Fees

Fees billed by KPMG LLP, for professional services totaled $89,730 for the year ended December 31, 2003 and $65,210 for the year ended December 31, 2002, including fees associated with the annual audit and reviews of quarterly reports on Form 10-QSB.

Audit-Related Fees

Fees for audit-related services totaled $nil for the year ended December 31, 2003.   Audit-related fees incurred for the year ended December 31, 2002 were $nil.

Tax Fees

Fees for tax services, including fees for review of the Company’s consolidated federal income tax return, totaled $15,155 for the year ended December 31, 2003 and $4,200 for the year ended December 31, 2002.

All other Fees

No fees were billed by KPMG LLP, for professional services rendered during the fiscal years ended December 31, 2002 and December 31, 2003 other than those specified above.

The Audit Committee pre-approves audit engagement terms and fees prior to the commencement of any audit work, other than that which may be necessary for the independent auditor to prepare the proposed audit approach, scope and fee estimates. The independent auditors annually submit a written proposal that details all audit and audit related services. Audit fees are fixed and contained in the proposal, and the Audit Committee reviews the nature and dollar value of services provided under such proposal.  Any revisions to such proposal after the engagement has begun are reviewed and pre-approved by the Audit Committee.

There were no fees in 2003 that were not pre-approved by the Audit Committee. All services described above under the captions "Audit Fees", Audit Related Fees" and "Tax Fees" were approved by the Audit Committee pursuant to SEC Regulation S-X, Rule 2-01(c)(7)(i).

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Vancouver, Province of British Columbia, on March 26, 2004.

IMAGIS TECHNOLOGIES INC.

  /s/ Roy Trivett

_______________________________

Roy Trivett

President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Oliver Revell Oliver Revell	Chairman and Director	March 26, 2004

/s/ Roy Trivett Roy Trivett	President, Chief Executive Officer and Director (Principal Executive Officer )	March 26, 2004

/s/ Wayne Smith Wayne Smith	Chief Operating Officer and Vice-President, Finance (Principal Financial and Accounting Officer)	March 26, 2004

/s/ Clyde Farnsworth Clyde Farnsworth	Director	March 26, 2004

/s/ Al Kassam Al Kassam	Director	March 26, 2004

/s/ Karim J. Khoja Karim J. Khoja	Director	March 26, 2004

/s/ Keith Kretschmer Keith Kretschmer	Director	March 26, 2004

/s/ Michael Volker Michael Volker	Director	March 26, 2004

CERTIFICATION

I, Wayne Smith, certify that:

1.

I have reviewed this annual report on Form 10-KSB of Imagis Technologies Inc.;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4.

The small business issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)

 Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5.

The small business issuer's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

(b)

Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: March 26, 2004

/s/ Wayne Smith

Wayne Smith

Chief Operating Officer and Vice-President Finance

(Principal Financial and Accounting Officer)

CERTIFICATION

I, Roy Trivett, certify that:

1.

I have reviewed this annual report on Form 10-KSB of Imagis Technologies Inc.;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4.

The small business issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)

 Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5.

The small business issuer's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

(b)

Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: March 26, 2004

/s/ Roy Trivett

Roy Trivett

Chief Executive Officer

(Principal Executive Officer)

CERTIFICATION PURSUANT TO
18 U.S.C. § 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Imagis Technologies Inc. (the “Company”) on Form 10-KSB for the period ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the “Report), I, Wayne Smith, Chief Operating Officer and Vice-President Finance of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Wayne Smith Wayne Smith Chief Operating Officer and Vice-President Finance (Principal Financial and Accounting Officer) March 26, 2004

3

CERTIFICATION PURSUANT TO
18 U.S.C. § 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Imagis Technologies Inc. (the “Company”) on Form 10-KSB for the period ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the “Report), I, Roy Trivett, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Roy Trivett Roy Trivett Chief Executive Officer (Principal Executive Officer) March 26, 2004

4

EXHIBIT 21.1

List of Subsidiaries

Wholly-owned subsidiary of Imagis Technologies Inc.:

Name	Jurisdiction of Incorporation

Briyante Software Corp.	British Columbia

Wholly-owned subsidiaries of Briyante Software Corp.:

Name	Jurisdiction of Incorporation

Benchmark Technologies Inc.	British Columbia
874252 Alberta Ltd.	Alberta
Bodhi Enterprises Ltd.	British Columbia
Copper Cliff Investments Ltd.	British Columbia
Triple AG Investments Inc.	British Columbia

5

EXHIBIT 99.1

BC FORM 51-901F

YEAR END REPORT

Incorporated as part of:

Schedules B & C

ISSUER DETAILS:

Name of Issuer	IMAGIS TECHNOLOGIES INC.
For Year Ended	December 31, 2003
Date of Report	March 30, 2004
Issuer Address	1630 – 1075 West Georgia Street Vancouver, British Columbia V6E 3C9
Issuer Fax Number	(604) 684-9314
Issuer Telephone Number	(604) 684-2449
Contact Name	Wayne Smith
Contact Position	Vice President Finance
Contact Telephone Number	(604) 684-2449
Contact Email Address	Wayne.smith@imagistechnologies.com
Web Site Address	www.imagistechnologies.com

CERTIFICATE

THE THREE SCHEDULES REQUIRED TO COMPLETE THIS REPORT ARE ATTACHED AND THE DISCLOSURE CONTAINED THEREIN HAS BEEN APPROVED BY THE BOARD OF DIRECTORS.  A COPY OF THIS REPORT WILL BE PROVIDED TO ANY SHAREHOLDER WHO REQUESTS IT.

Clyde Farnsworth Name of Director	/s/Clyde Farnsworth Sign (typed)	04/03/30 Date Signed (YY/MM/DD)

Roy Trivett Name of Director	/s/ Roy Trivett Sign (typed)	04/03/30 Date Signed (YY/MM/DD)

1

SCHEDULE B:  SUPPLEMENTARY INFORMATION

1.

Analysis of expenses:

(a)

Cost of materials

Total
Software purchased for resale	200,926
Supplies & Services	2,911
Other	103
Total	$203,940

(a)

Sales

Total
Salaries and benefits	851,955
Travel	210,440
Other	190,169
Total	$1,252,564

(b)

Marketing

Total
Salaries and benefits	72,715
Tradeshows	14,295
Website and internet	32,332
Other	16,228
Total	$135,570

(c)

Technical services

Total
Salaries and benefits	303,647
Travel	17,742
Rent & Utilities	29,783
Other	46,240
Total	$397,412

(d)

Technology development

Total
Salaries and benefits	633,856
Travel	54,425
Rent & Utilities	29,783
Consulting	(92,490)
Other	67,180
Total	$692,754

(e)

Administration

Total
Salaries and benefits	814,676
Travel	118,618
Management fee	426,332
Audit and legal fees	442,640
Other	386,655
Total	$2,188,921

2

2.

Related party transactions:

(a)

Included in administration expense is $359,779 (2002 - $315,942) for consulting services and management fees incurred with companies formerly related by virtue of having a director or officer in common with the Company.

(b)

Included in interest expense is $nil (2002 - 19,000) representing the fair value of 10,000 shares issued to a company with a director in common in consideration of a loan made to the Company in 2001.

(c)

On September 4, 2002, the Company acquired a license to certain software applications related to their use in certain specified business fields from a company related by virtue of having a director in common.  The Company paid USD$150,000 (CDN$236,395; included in other assets) cash in consideration of the license.  The license expires on the latter of August 31, 2017 and the expiry date of the last patent of the underlying software.

(d)

During 2002, the Company acquired patents from a company related by virtue of having a director in common.  The Company paid USD$50,000 (CDN$78,227; included in other assets) cash in consideration for the patents.

(e)

At December 31, 2003, accounts payable and accrued liabilities included $418,258 (2002 - nil) owed by the Company to directors and officers and companies controlled by directors and officers of the Company.  These amounts are unsecured, non-interest bearing and payable on demand.  At December 31, 2003, accounts payable and accrued liabilities included $372,442 (2002 - nil) owed by the Company to companies formerly related by virtue of having a director or officer in common with the Company.  These amounts are unsecured, non-interest bearing and $324,125 of this amount is payable on March 20, 2004.

3.

Summary of securities issued and options granted during the year ended December 31, 2003

(a)

Summary of securities issued during the period:

Common Shares

Date of Issue	Type of Security	Type of Issue	Number	Price	Total Proceeds	Type of Consideration	Commission
01/23/03	Common shares	Option exercise	4,779	$13.365	$63,870	Cash	Nil
01/24/03	Common shares	Option exercise	1,111	$4.50	$5,000	Cash	Nil
01/27/03	Common shares	Option exercise	1,333	$4.50	$6,000	Cash	Nil
02/10/03	Common shares	Warrant exercise	29,630	$5.625	$166,668	Cash	Nil
02/10/03	Common shares	Option exercise	11,111	$1.35	$15,000	Cash	Nil
03/12/02	Common shares	Option exercise	6,667	$1.35	$9,000	Cash	Nil
04/11/03	Common shares	Option exercise	16,667	$1.35	$22,500	Cash	Nil
05/29/03	Common shares	Option exercise	1,778	$4.50	$8,000	Cash	Nil
07/31/03	Common shares	Debt settlement	84,108	$1.31625	$110,707	Services	Nil
07/31/03	Common shares	Debt settlement	52,307	$1.31625	$68,849	Rent	Nil
07/31/03	Common shares	Debt settlement	10,528	$1.0899	$11,475	Rent	Nil
09/03/03	Common shares	Debt settlement	12,699	$0.9036	$11,475	Rent	Nil
11/26/03	Common shares	Acquisition	4,040,406	$0.90	$3,636,365	Acquisition	Nil
12/03/03	Common shares	Debt settlement	49,618	$0.6938	$34,425	Rent	Nil

On November 21, 2003, the Company consolidated its common shares on a one new share for each 4.5 old shares basis.  The table above gives effect to the share consolidation on a retroactive basis.

Special Warrants

Date of Issue	Type of Security	Type of Issue	Number	Price	Total Proceeds	Type of Consideration	Commission
09/30/03	Special warrants	Private placement	289,855	$0.1725	$50,000	Cash	Nil
10/10/03	Special Warrants	Private placement	579,710	$0.1725	$100,000	Cash	Nil
10/14/03	Special Warrants	Private placement	1,739,130	$0.1725	$300,000	Cash	$30,000 and 38,641 brokers warrants exercisable at $1.04, expiring Oct 30, 2004
10/31/03	Special warrants	Private placement	2,603,333	$0.1725	$449,075	Cash	$9,757
10/31/03	Special warrants	Debt settlement to insiders	1,002,899	$0.1725	$173,000	Debt settlement	Nil
10/31/03	Special warrants	Debt settlement	3,581,160	$0.1725	$617,750	Debt settlement	Nil

Each Special Warrant is exercisable, for no consideration, into Units consisting of 0.2222 common shares and 0.2222 share purchase warrants, with the exception of the 1,002,899 Special Warrants issued to insiders of the Company. The Units issued to insiders of the Company are exercisable into 0.2222 common shares with no share purchase warrant.

(b)

Options/warrants granted during the period:

Date of Grant	Type of Issue	Number	Name	Exercise Price	Expiry Date
11/25/03	Options	31,111	Al Kassam	$1.13	09/26/07
11/25/03	Options	48,533	Al Kassam	$1.62	01/16/07
11/25/03	Options	15,867	Karim Khoja	$1.62	01/16/07
11/25/03	Options	62,222	Employees	$1.13	09/26/07
11/25/03	Options	263,824	Employees	$1.62	01/16/07

4.

Summary of securities as at December 31, 2003

(a)

Authorized share capital:

 100,000,000 common shares without par value

 50,000,000 preferred shares without par value, non-voting, issuable in one or more series

(b)

Number and recorded value for shares issued and outstanding:

Number of Common Shares	Amount
8,845,157	$21,528,421

(c)

Description of options, warrants and convertible securities outstanding:

Options

Number of Common Shares Issuable	Exercise Price	Date of Expiry
2,222	$ 4.50	02/25/04
9,333	$ 1.13	03/25/04
174,068	$ 1.62	03/25/04
10,000	$ 4.50	03/25/04
22,813	$ 4.50	01/19/05
3,333	$ 10.58	11/01/05
3,333	$ 8.99	12/20/05
4,444	$ 6.75	05/14/06
94,815	$ 4.50	08/30/06
22,222	$ 9.90	12/19/06
154,156	$ 1.62	01/16/07
2,222	$ 10.08	01/31/07
60,000	$ 10.58	03/04/07
28,889	$ 10.58	05/15/07
15,555	$ 10.58	06/30/07
4,444	$ 10.58	07/31/07
66,667	$ 6.75	08/31/07
84,000	$ 1.13	09/26/07
7,778	$ 10.58	10/31/07
770,294	$4.21

Warrants

Number of Common Shares Issuable	Exercise Price	Date of Expiry
11,111	$9.90	January 18, 2004
64,815	US$8.78	July 8, 2004
23,333	US$10.53	July 24, 2004
38,641	$1.04	October 30, 2004
670,930	$0.64	November 20, 2005
808,830

Special Warrants

Number Issuable	Type of Security	Exercise Price	Recorded Value	Date of Expiry
1,002,899	Common shares	Nil	$173,000	April 30, 2005
579,710	Common shares/ warrants	Nil / $1.04 to $1.14	$100,000	April 9, 2005/ October 9, 2005
6,184,493	Common share/ warrants	Nil / $1.04 to $1.14	$1,057,067	April 29, 2005/ October 30, 2005
1,739,130	Common share/ warrants	Nil / $1.04 to $1.14	$262,673	April 13, 2005/ October 13, 2005
289,855	Common shares / warrants	Nil / $1.04 to $1.14	$50,000	March 29, 2005 / September 29, 2005

Each Special Warrant is exercisable, for no consideration, into Units consisting of 0.2222 common shares and 0.2222 share purchase warrants, with the exception of 1,002,899 Special Warrants issued to insiders of the Company. The Units issued to insiders of the Company are exercisable into 0.2222 common shares with no share purchase warrant.

(d)

Number of shares subject to escrow or pooling agreements:  NIL

5.

List of directors and officers as of March 31, 2003:

Name	Position
Oliver “Buck” Revell	Chairman of the Board
Roy Trivett	President, Chief Executive Officer and Director
Wayne Smith	Chief Operating Officer and Vice President Finance
Al Kassam	Vice President Technology, Director
Clyde Farnsworth	Director
Keith Kretschmer	Director
Karim Jadavjee Khoja	Director
Michael C. Volker	Director
Chris Weisinger	Vice President Business Development

SCHEDULE C:  MANAGEMENT DISCUSSION AND ANALYSIS

DESCRIPTION OF BUSINESS

Forward-Looking Statements:

Except for statements of historical fact, certain information contained herein constitutes “forward-looking statements,” including without limitation statements containing the words “believes,” “anticipates,” “intends,” “expects,” and words of similar import, as well as all projections of future results.

Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results or achievements of the Issuer to be materially different from any future results or achievements of the Issuer expressed or implied by such forward-looking statements.  Such factors include, but are not limited to the following: the Issuer’s limited operating history; the Issuer’s need for additional financing; the Issuer’s history of losses; the Issuer’s dependence on a small number of customers; risks involving new product development; competition, management of growth and integration; risks of technological change; the Issuer’s dependence on key personnel; risks involving lengthy sales cycles; marketing relationships and third-party suppliers; the Issuer’s ability to protect its intellectual property rights; risks associated with exchange rate fluctuations; risks of software defects; risks associated with product liability; the directors’ and officers’ involvement in other projects; the Issuer’s agreements with OSI Systems Inc. (“OSI”); risks associated with the strategic alliance with Sanyo Semiconductor Company and Intacta Technologies Inc. related to Zixsys, Inc.; risks associated with the acquisition of Briyante Software Corp. the potential additional disclosure requirement for trades involving the issued common shares; the difficulty of enforcing civil liabilities against the Issuer or its directors or officers under United States Federal Securities Laws; risks associated with the Issuer’s restructuring activities; the volatility of the Issuer’s share price; risks associated with certain shareholders’ exercising control over certain matters; and the other risks and uncertainties described under “Description of Business – Risk Factors” in this Form 10-KSB.  Certain of the forward-looking statements contained in this annual report are identified with cross-references to this section and/or to specific risks identified under “Description of Business – Risk Factors.”

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

About Imagis

Imagis develops and markets software that simplifies, accelerates, and economizes the process of connecting existing, disparate databases, enhanced as appropriate with biometric facial recognition technology. Imagis develops robust and easy-to-use software technologies for information sharing and biometric identification. This includes a standards-based data integration toolkit, known as the Briyante Integration Environment, as well as proprietary software algorithms enabling facial recognition and image matching. The combination of these technologies enables information owners to share data securely with external stakeholders and software systems using any combination of text or imagery. This includes searching disconnected data repositories for information about an individual using only a facial image.

Overview

The Company derives a substantial portion of its revenues, and it expects to derive a substantial portion of its revenues in the near future, from sales of its software to a limited number of customers. Additional revenues are achieved through the implementation and customization of this software as well as from the support, training, and ongoing maintenance that results from each software sale. The Company’s success will depend significantly upon the timing and size of future purchase orders from its largest customers as well as from the ability to maintain relationships with its existing installed customer base

Typically, the Company enters into a fixed price contract with a customer for the licensing of selected software products and the provision of specific services.  The Company generally recognizes total revenue for software and services associated with a contract using percentage of completion method based on the total costs incurred over the total estimated costs to complete the contract.

The Company’s revenue is dependent, in large part, on contracts from a limited number of customers.  As a result, any substantial delay in the Company’s completion of a contract, the inability of the Company to obtain new contracts or the cancellation of an existing contract by a customer could have a material adverse effect on the Company’s results of operations.  The loss of certain contracts could have a material adverse effect on the Company’s business, financial condition, operating results and cash flows.  As a result of these and other factors, the Company’s results of operations have fluctuated in the past and may continue to fluctuate from period-to-period.

Recent world events and concerns regarding security have increased awareness of and interest in products that have law enforcement or other security applications, including the products and services offered by Imagis.  There can be no assurance, however, that such trends will continue or will result in increased sales of the Company’s products and services.

Briyante Acquisition

On October 3, 2003, the Company and Briyante entered into an Arrangement Agreement whereby the Company agreed to acquire 100% of the issued and outstanding shares of Briyante under the following terms:

(i)

  The Company acquired all outstanding shares of Briyante in exchange for shares of the Company. Briyante shareholders received 0.31111 post-consolidation common shares of the Company in exchange for each common share of Briyante;

(ii)

  The closing of the acquisition was subject to the Company raising a minimum $800,000, before finders’ fees or commissions, of new capital by way of an equity financing; and

(iii)

  The Company agreed that the Briyante shareholders nominate two directors for election at the Company’s AGM.

Briyante’s shareholders approved the Arrangement Agreement at a Special Meeting that was held on November 21, 2003. The Company’s shareholders approved the arrangement November 21, 2003, at the Company’s Annual General Meeting (AGM). The Company’s shareholders also approved a share consolidation on a 4.5 old shares for 1 new share basis, to be completed prior to the closing of the Briyante acquisition.

On November 25, 2003, the Company announced that it had completed the acquisition of Briyante. The Company consolidated its shares on a 4.5 old shares for 1 new shares basis and issued 4,040,406 new shares at a deemed price of $0.90 for a total consideration of $3,636,365 to the shareholders of Briyante. Briyante’s shares were then de-listed from trading on the TSX Venture Exchange on November 26, 2003 and Briyante became a wholly-owned subsidiary of the Company.

With the merging of the Briyante products, technologies and staff into the Company, management has focused on organizational restructuring and focusing of its sales, marketing, and development efforts on the newly identified business opportunities available as a result of the acquisition. Early in 2003; the Company laid off non-core employees from its global operations, closed its Victoria, B.C office and consolidated its operations into its Vancouver, B.C. head office, and implemented significant general administrative expense reduction measures in order to substantially reduce the Company’s monthly operating expenses. May of 2003 was the first month that fully realized all of the cost reductions and management believes that with reasonable revenue growth the Company will be able to achieve break even operations during the latter half of 2004.

Results of operations for the year ended December 31, 2003 compared to December 31, 2002:

Revenues

Imagis’ total revenues decreased 55% to $1,355,742 for the year ended December 31, 2003 over the prior year level of $3,022,888. The lower revenues were primarily attributable to lower software sales revenues.

Revenues from the Company’s software products declined 66% to $877,439 this year as compared to $2,584,039 for 2002. The year ending December 31, 2002 included $1,024,341 in revenue from the Serco installation, $459,017 from the Company’s Alameda installation and $483,091 from the Zixsys license sale. The only comparable large contract during the same period this year is the Contra Costa installation of $401,337. The Alameda and Serco orders were received during 2001 and the revenue was recorded as the installations progressed and were completed in 2002. The 2003 revenues do not include sales of Briyante products totalling $275,000 that occurred in Briyante during 2003 prior to Imagis’ acquiring Briyante. Imagis expects that revenues will increase during the latter half of 2004 as the new products acquired and developed as a result of the acquisition of Briyante gain increasing customer acceptance.

Support and services revenues for 2003 were $469,575 and were 36% higher than in 2002 of $344,456. The support revenues increased as a result of Imagis’ expanding customer base which gives rise to support contract renewals.

Other revenues were $8,729 for 2003, whereas comparable revenues of $94,393 were earned in the prior year. These revenues were primarily earned through interest revenue and fluctuate with the Company’s cash balances. The 2002 figure was unusually high due to a large interest charge applied to an outstanding customer account.

Operating Costs

Operating expenses totalled $5,414,599 for 2003, which is 46% lower than the 2002 operating expenses of $9,974,281. The 2003 expenses include a one-time charge of USD$250,000 (CDN$366,950) incurred as a management fee owing to OSI Systems Inc. (“OSI”) in consideration of renegotiating the terms of the agreements with OSI; a one-time expense recovery of $100,000 relating to sub-contracted software development expensed during 2002; and a one-time cost of materials charge of $200,926 due to the cost of purchasing the software licenses for the previously announced Contra Costa installation from Briyante Software Corp. With the completion of the acquisition of Briyante, this cost will not be incurred in the future. Excluding these items, the operating expenses for 2003 were $4,946,723, which represents a 50% reduction in expenses over the prior year. The lower costs over the prior period resulted from significant decreases in the areas of administration, sales and marketing, and technology development and technical services. Management has implemented significant cost reduction strategies during the final quarter of 2002 and throughout 2003. The operating expense rate stabilized at approximately $3,500,000 per annum after the second quarter of the year and has since remained at that level.

Administration

Administrative costs for 2003 were $2,188,921, which is 41% lower than for 2002 of $3,712,717. These costs include the one-time management fee of USD$250,000 (CDN$366,950) described above. Excluding this charge, the administrative costs were $1,821,971, which represents a 51% reduction from the prior year.  Administrative costs include staff salaries and related benefits and travel, stock based compensation, consulting and professional fees, facility and support costs, shareholder, regulatory and investor relations costs.

Generally all categories were lower due to the effects of cost reducing strategies, in particular a significant reduction in travel costs and the use of outside consultants.  Also during the period, there was a stock based compensation recovery of $7,019 as opposed to an expense of $275,519 during 2002. The Company’s administrative costs have declined since the second quarter of 2002, primarily due to no longer using financial advisory services and contract support staff.

Bad Debt Expense

The bad debt expense in 2003 of $117,433 consists of three customers that defaulted on payment for software licenses and one customer that defaulted on payment of reimbursable expenses. During the same period in 2002 the bad debt expense of $283,180 resulted from a single customer defaulting on payment of a software license.

Interest and Amortization

The increase in interest expense of $35,676 over the prior year level is primarily due to interest charged on the Company’s credit facility, advances and debenture. These debts were settled through the issuance of shares in October 2003 and no further interest expense will be incurred on them. Interest expense incurred this year related to financing of equipment and miscellaneous interest charges was consistent with the prior year. The increase in amortization expense reflects purchases of equipment and the amortization expense associated with the acquisition of the intellectual property of Briyante and the Intacta license.

Cost of Materials

Cost of materials during 2003 of $203,940 consisted primarily of one-time costs associated with the Contra Costa installation due to the cost of purchasing the software licenses from Briyante Software Corp. With the acquisition of Briyante, this cost will not be incurred in the future. Cost of materials during 2002 of $174,579 consisted of one-time costs associated with the Alameda installation and Zixsys license. The Company does not typically incur cost of materials expenses as it primarily derives its revenues from software license sales.

Sales and Marketing

Sales and marketing expenses for 2003 were $1,388,134 and were 56% lower than in 2002 of $3,139,740. Imagis significantly increased its sales and marketing efforts during 2002 in order to increase market awareness of the Company and its products and capitalize on expected increased sales opportunities.  These expected opportunities did not fully materialize. The Company has now decreased its sales team and streamlined its associated travel and marketing costs as part of its strategy of utilizing a more targeted marketing and sales strategy. No further decreases are currently contemplated. Sales and marketing costs will be increased if management identifies specific opportunities that require an increase in resources but only in the event that identifiable revenues exist.

Technology Development

The technology development expenses for 2003 were $692,754, which is 58% lower than the 2002 comparable costs of $1,668,027. The 2003 total includes a $100,000 recovery of software consulting fees relating to sub-contracted software development expensed during the fourth quarter of 2002. Recurring expenses were reduced to $792,754 through a reduction in staff and overhead costs. Technology development expenses are expected to increase by approximately $150,000 per quarter during 2004 with the addition of staff associated with the Briyante acquisition. Management expects that the increased revenues achieved as a result of the sale of new products acquired with Briyante will more than offset the increased costs. Any additional increases will only occur when specific sales opportunities are identified.

Technical Services

Costs for the technical services group were $397,412 this year, which is 52% lower than the comparable 2002 costs of $820,030. The technical services group generally assists the Company’s strategic partners in their installation of Imagis’ products and also provides clients with any technical support they may require under annual support contracts, and includes primarily costs for salaries, facilities and travel. The reduction is due to cost reductions in all areas. Costs for future quarters will be dependent on the sales levels achieved by the Company.

Net Loss for the Period

Overall, the Company incurred a net loss for the year ended December 31, 2003 of $4,058,857 or $0.86 per share, which is 42% lower than the net loss incurred during the year, ended December 31, 2002 of $6,951,393 or $1.71 per share. The loss per share figure for 2002 has been adjusted to take into account the Company’s share consolidation that occurred in November of 2003. Even though the Company experienced reduced revenues during the period the loss was reduced through management’s cost reduction strategies. Management believes that the Company will be able to achieve break even operations during the latter half of 2004. This estimate was moved out from the initial estimate of break even operations being achieved during the final quarter of 2003 due to the delay in completing the acquisition of Briyante.

Management Changes

Mr. Roy Trivett was appointed President and Chief Executive Officer in July 2003. Mr. Iain Drummond moved from his position as President and CEO to Vice President and Managing Director, International. Mr. Drummond subsequently left the Company in February 2004. Mr. Wayne Smith was promoted from Chief Financial Officer to Chief Operating Officer and Vice President Finance in July 2003. Mr. Al Kassam was appointed Vice President Technology and a Director in November 2004. Mr. Chris Weisinger was appointed Vice President Business Development in February 2004.

SUBSEQUENT EVENTS

Subsequent to December 31, 2003:

(a)

289,855 special warrants were exercised into Units consisting of 64,412 shares and 64,412 share purchase warrants.  Each share purchase warrant entitles the holder to purchase one common share at a price of $1.04 until September 30, 2004 or $1.14 per share thereafter until September 30, 2005 at which time they expire.

(b)

579,710 special warrants were exercised into Units consisting of 128,824 shares and 128,824 share purchase warrants.  Each share purchase warrant entitles the holder to purchase one common share at a price of $1.04 until October 10, 2004 or $1.14 per share thereafter until October 10, 2005 at which time they expire.

(c)

4,036,149 special warrants were exercised into units consisting of 896,922 shares and 896,922 share purchase warrants.  Each share purchase warrant entitles the holder to purchase one common share at a price of $1.04 until October 30, 2004 or $1.14 per share thereafter until October 30, 2005 at which time they expire.

(d)

All 770,294 stock options outstanding at December 31, 2003 were reprised to an exercise price of $0.78 each.  The expiry dates and vesting provisions were unchanged.  20,000 of these stock options were subsequently cancelled.

(e)

1,193,438 stock options having an exercise price of $0.78 each were granted.  These options expire 3 years from the date of grant and are subject to the vesting provisions described in Note 12.

(f)

155,555 stock options having an exercise price of $0.66 were granted.  These options expire 3 years from the date of grant and are subject to the vesting provisions described in Note 12.

FINANCINGS, PRINCIPAL PURPOSES AND MILESTONES

During October and November 2003, the Company sold a total of 9,796,087 Special Warrants (the “Special Warrants”) in private placements, of which 1,002,899 were issued to insiders of the Company (the “Insider Special Warrants”), at $0.1725 per Special Warrant and $0.1725 per Insider Special Warrant.  Each Special Warrant is exercisable for no additional consideration for units consisting of 0.2222 common shares and 0.2222 warrants.  Each warrant entitles the holder for two years from the date of issue of the Special Warrants to acquire one additional common share at an exercise price of $1.04 in the first year and $1.14 in the second year. Each Insider Special Warrant is exercisable for no additional consideration for 0.2222 common shares.  The Special Warrants and the Insider Special Warrants are convertible at the holders’ option at any time for an eighteen month period and will convert automatically at the end of the eighteen months.

Cash proceeds of $899,075, less commissions of $39,757, were received for the sale of 5,212,029 Special Warrants, which includes the Insider Special Warrants, and 4,584,058 Special Warrants, which also includes Insider Special Warrants, were issued in settlement of $790,750 in debt.  Commissions of $39,757 in cash and 38,641 in broker’s warrants exercisable at $1.04 per share were paid. The brokers’ warrants are exercisable until October 30, 2004. As at December 31, 2003, none of the Special Warrants or Insider Special Warrants had been exercised. The principal purpose of this financing was to provide working capital and the funds have been expended for this purpose at of March 31, 2004.

LIQUIDITY AND SOLVENCY

The Company’s cash on hand at the beginning of the period aggregated $547,831. During the period, the Company received additional funds of $296,038 from the exercise of both stock options and warrants. In total, 195,505 options and 133,334 warrants were exercised which resulted in aggregate proceeds to the Company of $129,370 and $166,668, respectively.

Under a credit facility the Company received cash pursuant to a loan agreement with a former director of the Company in the amount of $367,000 and made repayments in the amount of $20,000.  Also included in this loan were various expenses paid by the former director on behalf of the Company in the amount of $148,622. The Company settled $396,750 of the Credit Facility through the issuance of 2,300,000 Special Warrants under the terms described below. The balance of the credit facility was repaid in cash. The Company also received a further $319,000 in advances that were repaid through the issuance of 1,849,275 special warrants under the terms described below.

During 2003, the Company received $75,000 through the issuance of a debenture.  This debenture bore interest at prime plus 2% per annum, required interest to be paid monthly and was repayable on November 30, 2004.  The Company repaid the debenture through the issuance of 434,782 Special Warrants under the terms described below.

During October and November of 2003, the Company sold a total of 9,796,087 Special Warrants at $0.1725 per Special Warrant. Cash proceeds of $899,075 less commissions of $39,757 were received for the sale of 5,212,029 Special Warrants, including Insider Special Warrants and 4,584,058 Special Warrants, including Insider Special Warrants were issued in settlement of $790,750 in debt. For a detailed description of the sale and issuance of these securities, please see “Item 5 – Recent Sales of Unregistered Securities”.

The Company used these funds primarily to finance its operating loss for the period. The impact on cash of the loss of $4,058,857, after adjustment for non-cash items and changes to other working capital accounts in the period, resulted in a negative cash flow from operations of $2,179,200. The Company also used funds to purchase capital equipment amounting to $8,195, repaid capital leases of $20,350, paid share issue costs of $2,031 related to a private placement completed in 2002, and net acquisition costs of $197,934 related to its proposed acquisition of Briyante Software Corp.  The acquisition costs consist primarily of legal costs associated with the acquisition and advances made to Briyante under the terms of the acquisition agreement.

In summary, the Company’s cash position declined by $461,604 from $547,831at the beginning of the period to $86,227 at December 31, 2003.

The Company does not have sufficient cash flow from operations to fund its operations beyond March 31, 2004. Management of the Company will be continuing to seek additional financing and may complete an additional private placement if investment funds are available. There is no assurance that the Company will be able to complete any financing or that any financing will be obtained on terms favourable to the Company.  The failure to obtain adequate financing could result in a substantial curtailment of Imagis’ operations.

