Form 10QSB
period 2004-03-31
IMAGIS TECHNOLOGIES INC
filed 2004-05-14
CIK 1088393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_______________

FORM 10-QSB

_______________

(Mark One)

☒

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

☐

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file Number: 000-30090

_______________

IMAGIS TECHNOLOGIES INC.
(Exact name of small business issuer as specified in its charter)

_______________

British Columbia, Canada (State or other jurisdiction of incorporation or organization)	Not Applicable (IRS Employer Identification No.)

1630 – 1075 West Georgia Street
Vancouver, British Columbia

(Address of principal executive offices)

(604) 684-2449
(Issuer's telephone number)

_______________

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

As of May 12, 2004, 15,484,999 common shares of the Issuer were issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

IMAGIS TECHNOLOGIES INC.

FORM 10-QSB

For the Quarterly Period Ended March 31, 2004

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

Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results or achievements of the Issuer to be materially different from any future results or achievements of the Issuer expressed or implied by such forward-looking statements.  Such factors include, but are not limited to the following: the Issuer’s limited operating history; the Issuer’s need for additional financing; the Issuer’s history of losses; the Issuer’s dependence on a small number of customers; risks involving new product development; competition, management of growth and integration; risks of technological change; the Issuer’s dependence on key personnel; risks involving lengthy sales cycles; marketing relationships and third-party suppliers; the Issuer’s ability to protect its intellectual property rights; risks associated with exchange rate fluctuations; risks of software defects; risks associated with product liability; the directors’ and officers’ involvement in other projects; the Issuer’s agreements with OSI Systems Inc. (“OSI”); risks associated with the strategic alliance with Sanyo Semiconductor Company and Intacta Technologies Inc. related to Zixsys, Inc.; risks associated with the acquisition of Briyante Software Corp.; the potential additional disclosure requirement for trades involving the issued common shares; the difficulty of enforcing civil liabilities against the Issuer or its directors or officers under United States Federal securities laws; risks associated with the Issuer’s restructuring activities; the volatility of the Issuer’s share price; risks associated with certain shareholders’ exercising control over certain matters; and the other risks and uncertainties described in Exhibit 99.1 of this Quarterly Report.

Although the Issuer believes that expectations reflected in these forward-looking statements are reasonable, the Issuer cannot guarantee future results, levels of activity, performance, achievements or other future events.  Moreover, neither the Issuer nor anyone else assumes responsibility for the accuracy and completeness of these forward-looking statements.  The Issuer is under no duty to update any of these forward-looking statements after the date of this report.  You should not place undue reliance on these forward-looking statements

PART 1 – FINANCIAL INFORMATION

Item 1.   Financial Statements

The Company’s financial statements for the three month period ended March 31, 2004 are included in response to Item 1 and have been compiled by management.  The financial statements should be read in conjunction with Management’s Discussion and Analysis or Plan of Operations (Part 1, Item 2) and other financial information included elsewhere in this Form 10-QSB.

IMAGIS TECHNOLOGIES INC. BALANCE SHEETS AS AT MARCH 31, 2004 AND DECEMBER 31, 2003 (expressed in Canadian dollars)
	March 31, 2004 (Unaudited)	December 31, 2003
ASSETS
Current assets
Cash and cash equivalents	$34,946	$86,227
Accounts receivable	323,352	459,435
Accrued revenue receivable	27,000	27,000
Prepaid expenses and deposit	18,312	27,836
	403,610	600,498
Equipment (note 4)	216,394	254,933

Intellectual property (note 5)	3,424,655	3,747,367

Other assets (note 6)	155,089	181,309

	$4,199,748	$4,784,107
LIABILITIES AND SHAREHOLDERS’ DEFICIENCY
Current liabilities
Accounts payable and accrued liabilities	$2,137,762	$2,194,808
Deferred revenue	131,308	130,998
Capital lease obligations	24,762	24,762
	2,293,832	2,350,568
Long-term liabilities
Capital lease obligations	13,418	19,171
Shareholders' deficiency
Share capital (note 7)	22,374,656	21,528,421
Special warrants (note 7)	796,505	1,642,740
Share subscriptions (note 7)	345,000	-
Contributed surplus	1,159,024	444,093
Deficit	(22,782,687)	(21,200,886)
	1,892,498	2,414,368
	$4,199,748	$4,784,107

See accompanying notes to financial statements.

IMAGIS TECHNOLOGIES INC. STATEMENTS OF OPERATIONS AND DEFICIT FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003 (expressed in Canadian dollars) (Unaudited – Prepared by Management)

	Three months ended March 31,
	2004	2003

Revenues:
Software sales	$190,861	$135,983
Support and services	93,088	134,019
Other	2,106	7,506
	286,055	277,508

Expenses:
Administration	934,484	951,651
Amortization	387,472	66,413
Bad debt expense	-	42,074
Cost of materials	-	3,014
Interest	11,382	6,330
Sales and marketing	199,842	573,996
Technology development	262,684	278,543
Technical services	71,992	140,588
	1,867,856	2,062,609

Loss for the period	(1,581,801)	(1,785,101)

Deficit, beginning of year	(21,200,886)	(17,142,029)

Deficit, end of period	$(22,782,687)	$(18,927,130)

Loss per share – basic and diluted	$(0.14)	$(0.48)

Weighted average number of shares outstanding	11,021,848	3,713,066

See accompanying notes to financial statements.

IMAGIS TECHNOLOGIES INC. STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003 (expressed in Canadian dollars) (Unaudited – Prepared by Management)

	Three months ended March 31,
	2004	2003
Cash provided by (used in):
Operations:
Loss for the period	$(1,581,801)	$(1,785,101)
Items not involving cash:
Amortization	387,472	66,413
Stock-based compensation	714,930	(4,150)
Gain on settlement of accounts payables	(27,287)	-
Accrued interest	-	1,115
Changes in non-cash operating working capital:
Accounts receivable	136,083	117,675
Prepaids	9,524	36,604
Accounts payable and accrued liabilities	(29,759)	743,315
Deferred revenue	310	(60,267)
	(390,528)	(884,396)
Investments:
Purchase of equipment	-	(5,921)
Deferred acquisition costs	-	(190,338)
	-	(196,259)
Financing:
Share subscriptions received	360,000	-
Finders fees on share subscriptions	(15,000)	-
Issuance of common shares for cash	-	265,538
Advance on private placement	-	146,780
Capital lease repayments	(5,753)	(4,654)
Loan from related party	-	185,000
	339,247	592,664

Decrease in cash	(51,281)	(487,991)
Cash and cash equivalents, beginning of period	86,227	547,831
Cash and cash equivalents, end of period	$34,946	$59,840

IMAGIS TECHNOLOGIES INC. STATEMENTS OF CASH FLOWS (continued) FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003 (expressed in Canadian dollars) (Unaudited – Prepared by Management)
	Three months ended March 31,
	2004	2003
Supplementary information and disclosures:
Issuance of common shares on conversion of special warrants	$846,235	$-
Interest paid	-	5,215
Equipment acquired under capital lease	-	3,440

See accompanying notes to financial statements.

IMAGIS TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

(Expressed in Canadian dollars)

Unaudited – Prepared by Management

1.

Operations:

Imagis Technologies Inc. (the “Company”) was incorporated under the Company Act (British Columbia) on March 23, 1998. The Company operates in a single segment, being the development and sale of software applications and advanced biometric facial recognition software solutions.

These financial statements have been prepared on a going concern basis which includes the assumption that the Company will be able to realize its assets and settle its liabilities in the normal course of business.  At March 31, 2004, the Company has a working capital deficiency of $1,890,222.  For the three month period ended March 31, 2004, the Company has incurred a loss from operations of $1,581,801 and a deficiency in operating cash flow of $390,528.  In addition, the Company has incurred significant operating losses and net utilization of cash in operations in all prior periods. Accordingly, the Company will require continued financial support from its shareholders and creditors until it is able to generate sufficient cash flow from operations on a sustained basis. Failure to obtain ongoing support of its shareholders and creditors may make the going concern basis of accounting inappropriate, in which case the Company’s assets and liabilities would need to be recognized at their liquidation values. These financial statements do not include any adjustment due to this going concern uncertainty.

2.

Significant accounting policies:

The Company prepares its financial statements in accordance with generally accepted accounting principles in Canada and, except as set out in Note 13, also complies, in all material respects, with accounting principles generally accepted in the United States. The financial statements reflect the following significant accounting policies:

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

IMAGIS TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

(Expressed in Canadian dollars)

Unaudited – Prepared by Management

2.

Significant accounting policies cont’d:

(d)

Intangible assets:

Intangible assets acquired either individually or with a group of other assets are initially recognized and measured at cost.  The cost of a group of intangible assets acquired in a transaction, including those acquired in a business combination that meet the specified criteria for recognition apart from goodwill, is allocated to the individual assets acquired based on their relative fair values.  The cost of internally developed intangible assets includes direct development costs and overhead directly attributable to development activity.  The cost incurred to enhance the service potential of an intangible asset is capitalized as a betterment.  Costs incurred in the maintenance of the service potential of an intangible asset are expensed as incurred.

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

Unaudited – Prepared by Management

2.

Significant accounting policies cont’d:

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

(i)

Stock-based compensation:

The Company has a stock-based compensation plan, which is described in note 7.  Subsequent to January 1, 2003, the Company accounts for all stock-based payments to employees and non-employees using the fair value based method.  Under the fair value based method, stock-based payments are measured at the fair value of the equity instruments issued.

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

Unaudited – Prepared by Management

2.

Significant accounting policies cont’d:

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

Prior to January 1, 2003, the Company followed the settlement method of accounting for employee stock options.  The fair value method was used for non-employee grants made in the year ended December 31, 2002 and the settlement method for grants made prior to that date. Had compensation expense for employees been determined based on the fair value method, the Company’s net loss and net loss per share for the three month periods ended March 31, 2004 and 2003, would have been adjusted to the pro forma amounts indicated below:

	Three months ended March 31,
	2004	2003

Net loss – as reported	$(1,581,801)	$(1,785,101)
Net loss – pro forma	$(2,549,167)	$(2,056,476)

Net loss per share – as reported	$(0.14)	$(0.09)
Net loss per share – pro forma	$(0.23)	$(0.10)

The pro forma amounts exclude the effect of stock options granted prior to January 1, 2002. The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model using the following average inputs: volatility – 120%, risk free interest rate – 5%, option term – 5 years, and dividend yield – nil.

The weighted average fair value of employee stock options granted during 2002 was $2.05 per share purchase option.

(j)

Loss per share:

Loss per share is calculated using the weighted average number of shares outstanding during the reporting period.  This average includes common shares issued in a reporting period from their date of issuance.  Diluted per share amounts are calculated by the treasury stock method whereby the assumed proceeds of dilutive exercisable instruments are applied to repurchase common shares at the average market price for the period.  The resulting net issuance is included in the weighted average number for purposes of the diluted per share calculation.  As all outstanding shares and warrants are anti-dilutive, there is no difference between basic and diluted loss per share.  Loss per share and weighted average number of shares outstanding for the comparative period ending March 31, 2003 have been restated to take into account the share consolidation completed during 2003 (note 7(b)).

IMAGIS TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

(Expressed in Canadian dollars)

Unaudited – Prepared by Management

2.

Significant accounting policies cont’d:

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

The CICA Accounting Standards Board amended CICA Handbook Section 3870 – “Stock-based Compensation and Other Stock-based Payments” – to require entities to account for employee stock options using the fair value based method, beginning January 1, 2004, with early adoption encouraged.  The Company has elected to apply fair value accounting for all employee stock options granted on or after January 1, 2003 and, in accordance with one of the transitional options permitted under amended Section 3870, has accounted for this change prospectively.

4.

Equipment:

Accumulated                        Net book

At March 31, 2004                                                                          Cost                   amortization                            value

Computer hardware

$

364,798

$

255,284

$

109,514

Furniture and fixtures

125,300

52,572

72,728

Software

115,416

113,579

1,837

Telephone Equipment

6,761

471

6,290

Tradeshow Equipment

64,897

38,872

26,025

Leasehold Improvements

734

734

0

$

677,906

$

461,512

$

216,394

Accumulated                        Net book

At December 31, 2003                                                                  Cost                   amortization                            value

Computer hardware

$

419,263

$

282,389

$

136,874

Furniture and fixtures

165,373

86,380

78,993

Software

139,812

137,364

2,448

Telephone Equipment

19,178

12,550

6,628

Tradeshow Equipment

64,897

35,627

29,270

Leasehold Improvements

2,482

1,762

720

$

811,005

$

556,072

$

254,933

5.

Intellectual property:

Accumulated                        Net book

At March 31, 2004                                                                           Cost                   amortization                            value

Intellectual property

$

3,872,551

$

447,897

$

3,424,655

Accumulated                        Net book

At December 31, 2003                                                                     Cost                   amortization                            value

Intellectual property

$

3,872,551

$

125,184

$

3,747,367

6.

Other assets:

Accumulated                        Net book

At March 31, 2004                                                                             Cost                   amortization                            value

Patents

$

78,227

$

28,249

$

49,978

License

236,396

131,285

105,111

$

314,623

$

159,533

$

155,089

Accumulated                        Net book

At December  31, 2003                                                                Cost                   amortization                            value

Patents

$

78,227

$

21,730

$

56,497

License

236,396

111,584

124,812

$

314,623

$

133,314

$

181,309

IMAGIS TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

(Expressed in Canadian dollars)

Unaudited – Prepared by Management

7.

Share capital:

(a)

Authorized:

100,000,000 common shares without par value

50,000,000 preferred shares without par value, non-voting, issuable in one or more series

(b)

Issued

Number

of shares                    Amount

Balance, December 31, 2002

4,522,414

$

17,361,118

Issued during year for cash:

Options exercised

43,446

129,370

Warrants exercised

29,630

166,668

Issued in settlement of accounts payable

209,261

236,931

Issued for acquisition of Briyante Software

4,040,406

3,636,365

Share issuance costs

--

(2,031)

Balance, December 31, 2003

8,845,157

21,528,421

Issued on conversion of special warrants                                                      1,090,158                        846,235

Balance, March 31, 2004

9,935,315

$

22,374,656

On November 21, 2003, the Company consolidated its common shares on a one new share for each 4.5 old shares basis.  The table above gives effect to the share consolidation on a retroactive basis.

(c)

Special warrants:

During October and November 2003, the Company sold a total of 9,796,087 Special Warrants at $0.1725 per Special Warrant in a series of four tranches.  Cash proceeds of $899,075 less commissions of $39,757 were received for the sale of 5,212,029 Special Warrants and 4,584,058 Special Warrants were issued in settlement of $790,750 in debt.  Each Special Warrant is exercisable, for no additional consideration, into Units consisting of 0.2222 common shares and 0.2222 share purchase warrants, with the exception of 1,002,899 Special Warrants issued to insiders of the Company.  The Units issued to insiders of the Company are exercisable into 0.2222 common shares with no share purchase warrant.  Each whole warrant entitles the holder for two years from the date of issue of the Special Warrants to acquire one additional common share at an exercise price of $1.04 per share in the first year and $1.14 per share in the second year.  The Special Warrants are convertible at the holders’ option at any time for an eighteen month period and will convert automatically at the end of the eighteen months.  The Company will not be required to meet any conditions prior to conversion.  Finder’s fees of $39,758 cash and 38,641 in broker’s warrants exercisable at $1.04 per share were paid.  The brokers warrants are exercisable until October 30, 2004 and have been recorded at the fair value as at the date of issue of $7,327 as a reduction in the proceeds of the Special Warrants and an increase in Contributed Surplus.  As at March 31, 2004, 1,090,158 Units have been issued on conversion of the Special Warrants which resulted in the issuance of 1,090,158 common shares and 1,090,158 share purchase warrants.

IMAGIS TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

(Expressed in Canadian dollars)

Unaudited – Prepared by Management

(d)

Shares subscribed

As at March 31, 2004 the Company had received share subscriptions of $360,000, less finders’ fees of $15,000, to be applied to a private placement that was completed subsequent to March 31, 2004, see Note 12.

(e)

Warrants:

At December 31, 2003, and March 31, 2004, the following warrants were outstanding:

December 31,                                                                                         March 31,      Exercise        Expiry

               2003        Granted       Exercised      Expired                                  2004         price             date

11,111

-

-

(11,111)

-

$9.90

January 18, 2004

64,815

-

-

-

64,815

US$8.78

July 8, 2004

23,333

-

-

-

23,333

US$10.53

July 24, 2004

38,641

-

-

-

38,641

$1.04

October 30, 2004

670,930

-

-

-

670,930

$0.64

November 20, 2005

-

64,412

-

-

64,412

$1.04

September 30, 2005

-

128,824

-

-

128,824

$1.04

October 10, 2005

-

896,922

-

-

896,922

$1.04

October 31, 2005

808,830

1,090,158

-

(11,111)

1,887,877

(f)

Options:

The Company has a stock option plan that was approved at the Company’s AGM on November 21, 2003.  Under the terms of the plan the Company may reserve up to 2,194,489 common shares for issuance under the plan.  The Company has granted stock options to certain employees, directors, advisors, and consultants.  These options are granted for services provided to the Company.  All options granted prior to November 25, 2003, expire five years from the date of grant with the exception of 22,222 options issued during 2002 to a consultant that expire two years from the date of grant.  All options granted subsequent to November 25, 2003, expire 3 years from the date of the grant.  All options vest one-third on the date of the grant, one-third on the first anniversary of the date of the grant and one-third on the second anniversary of the date of the grant.  On November 25, 2003, all stock options along with the Company’s outstanding shares were consolidated on a 1 new option for 4.5 old options basis.  During the period ended March 31, 2004 all options outstanding as at December 31, 2003 were repriced to $0.78. A summary of the status of the Company’s stock options at March 31, 2004 and December 31, 2003 and changes during the periods ended on those dates is presented below:

IMAGIS TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

(Expressed in Canadian dollars)

Unaudited – Prepared by Management

7.

Share capital cont’d:

 (f)

Options cont’d:

March 31, 2004

December 31, 2003

Weighted average

Weighted average

Shares

exercise price

Shares

exercise price

Outstanding, beginning of period

770,294

$ 5.26

668,198

$ 7.56

Repriced to $0.78

-

(4.48)

-

-

Granted

1,336,104

0.77

421,557

1.51

Exercised

-

-

(43,446)

2.97

Cancelled

(35,555)

0.78

(276,015)

11.70

Outstanding, end of period

2,070,843

$ 0.77

770,294

$ 5.26

The following table summarizes information about stock options outstanding at March 31, 2004:

Options outstanding

Options exercisable

Number

Number

outstanding

Weighted

Weighted

exercisable,

Weighted

March 31,

remaining

average

March 31,

average

Exercise price

2004

contractual life

exercise price

2004

exercise price

$0.66

152,200

2.93

$0.66

50,736

$0.66

$0.78

1,918,643

2.50

$0.78

1,099,135

$0.78

2,070,843

2.50

$0.77

1,149,870

$0.77

The weighted average fair value of employee stock options granted during the period ended March 31, 2004 was $0.62 (2003: $NIL) per share purchase option. The weighted average fair value of employee stock options repriced during the period ended March 31, 2004 was $0.52 (2003: $NIL) per share purchase option as at the date of the reprice.

8.

Related party transactions not disclosed elsewhere are as follows:

At March 31, 2004, accounts payable and accrued liabilities included $441,346 (at December 31, 2003 - $418,258) owed by the Company to directors and officers and companies controlled by directors and officers of the Company.  These amounts are unsecured, non-interest bearing and payable on demand.  At March 31, 2004, accounts payable and accrued liabilities included $376,694 (at December 31, 2003 - $372,442) owed by the Company to companies formerly related by virtue of having a director or officer in common with the Company. These amounts are unsecured, non-interest bearing and $327,825 of this amount was due on March 20, 2004.

IMAGIS TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

(Expressed in Canadian dollars)

Unaudited – Prepared by Management

9.

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

182,025

$

214,550

The Company has entered into the following commitments with a company formerly related to the Company by virtue of having a director in common:

(a)

the Company has entered into a strategic alliance to develop and market integrated airport and security products with the related company.  The Company has committed to expend a minimum of USD$125,000 on product development and the operation of an Airport Security Group to market the products, prior to December 31, 2004.  As at March 31, 2004, the Company has incurred USD$48,350 in expenditures on product development.

(b)

the Company has committed to engage the related company to provide software development services.  The Company has agreed to expend a minimum of USD$125,000, based on hourly rates charged at 85% of fair market value, prior to December 31, 2004.  No amounts have been expended to March 31, 2004.

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

Unaudited – Prepared by Management

11.

Segmented information:

The Company operates in a single segment, the development and sale of software.  Management of the Company makes decisions about allocating resources based on this one operating segment.

Substantially all revenue is derived from sales to customers located in Canada, the United States, the United Kingdom and Saudi Arabia.  Geographic information is as follows:

2004

2003

Canada

$

34,015

$

47,794

United States

74,481

111,532

United Kingdom

80,247

44,123

Saudi Arabia

91,411

-

Other

5,901

74,059

$

286,055

$

277,508

Substantially all of the Company’s fixed assets are in Canada.

Major customers, representing 10% or more of total revenue are:

2004

2003

Customer A

$

7,470

$

44,123

Customer B

5,901

34,500

Customer C

-

39,559

Customer D

72,777

-

Customer E

91,411

-

12.

Subsequent events:

Subsequent to March 31, 2004:

i)

The Company closed a private placement consisting of 4,007,875 Units at $0.40 per Unit. Each Unit consists of one common share and one common share purchase warrant.  Each warrant entitles the holder to acquire one additional common share in the capital of Imagis at an exercise price of $0.50 until April 28, 2005 or at $0.75 from April 29, 2005 until April 28, 2006. The common shares and warrants are subject to a four month hold period that expires on August 28, 2004. Finders’ fees of $69,000 in cash were paid on a portion of the private placement. The total net proceeds to Imagis are $1,534,150, of which $345,000 were recorded in share subscriptions as at March 31, 2004.

ii)

The Company settled $616,723 in debt included in accounts payable as at March 31, 2004 through the issuance of 1,541,809 common shares and 226,584 common share purchase warrants. Each warrant entitles the holder to acquire one additional common share in the capital of Imagis at an exercise price of $0.50 until April 29, 2005 or at $0.75 from April 30, 2005 until April 29, 2006. Debt settled with related parties and formerly related parties totaled $526,090 through the issuance of 1,315,225 common shares with no warrants. The common shares and warrants are subject to a four month hold period that expires on August 29, 2004.

IMAGIS TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

(Expressed in Canadian dollars)

Unaudited – Prepared by Management

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

(a)

Stock-based compensation:

The Company has granted stock options to certain employees, directors, advisors, and consultants.  These options are granted for services provided to the Company.  For options issued subsequent to December 31, 2001, the Company amortizes the expense of all options issued to non-employees based on the Black-Scholes model under Canadian GAAP.  For U.S. GAAP purposes, an enterprise recognizes or, at its option, discloses the impact of the fair value of stock options and other forms of stock-based compensation in the determination of income. The Company has elected under U.S. GAAP to continue to measure compensation cost for stock options granted to employees prior to January 1, 2003 by the intrinsic value method.  Effective January 1, 2003 all options awarded to employees and non-employees are accounted for under the fair value method. Options granted to non-employees prior to January 1, 2002, are required to be measured and recognized at their fair value as the services are provided and the options are earned.  In addition, during the year ended December 31, 2001 and 2002, the Company repriced certain options and consequently, under U.S. GAAP, such options are accounted for as variable options and net increases in the underlying common shares market price since the repricing date are recognized as compensation cost until the options are exercised, expire or forfeited.

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

IMAGIS TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

(Expressed in Canadian dollars)

Unaudited – Prepared by Management

13.

United States generally accepted accounting principles cont’d:

The effect of these accounting differences on deficit, net loss, loss per share and future income taxes under United States accounting principles are as follows:

	Three months ended March 31,
	2004	2003
Deficit, Canadian GAAP	$(22,782,687)	$(18,927,130)
Cumulative stock based compensation (a)	(1,358,323)	(1,315,767)
Beneficial conversion options (b)	(208,200)	(208,200)
Warrants issued for services (c)	(722,000)	(722,000)
Deficit, U.S. GAAP	$(25,071,210)	$(21,173,097)

	Three months ended March 31,
	2004	2003

Loss for the period, Canadian GAAP	$(1,581,801)	$(1,785,101)
Stock-based compensation	(13,125)	(20,743)
Loss for the period, U.S. GAAP	(1,594,926)	(1,805,844)
Loss per share, U.S. GAAP – basic and diluted	$(0.14)	$(0.49)

Item 2.  Management’s Discussion and Analysis or Plan of Operations

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

Under the fair value based method, compensation cost attributable to employee awards is measured at fair value at the grant date and recognized over the vesting period. Compensation cost attributable to awards to employees that call for settlement in cash or other assets is measured at intrinsic value and recognized over the vesting period. Changes in intrinsic value between the grant date and the measurement date result in a change in the measure of compensation cost. For awards that vest at the end of the vesting period, compensation cost is recognized on a straight-line basis; for awards that vest on a graded basis, compensation cost is recognized on a pro-rata basis over the vesting period.

Results of Operations for the three months ended March 31, 2004 compared to March 31, 2003:

Revenues

Imagis’ total revenues increased 3% to $286,055 for the period ended March 31, 2004 over the prior year level of $277,508. The higher revenues were primarily attributable to higher software sales revenues.

Revenues from the Company’s software products rose 40% to $190,861 this year as compared to $135,983 for 2003. This growth was seen across all product lines. Imagis expects that revenues will continue to increase during the latter half of 2004 as the new products acquired and developed as a result of the acquisition of Briyante gain increasing customer acceptance.

Support and services revenues for 2004 were $93,088 and were 30% lower than in 2003 of $134,019. The support revenues decreased as a result of a large support contract that expired during 2003 and was taken over by our business partner.

Other revenues were $2,106 for 2004, whereas comparable revenues of $7,506 were earned in the prior year. These revenues were primarily earned through interest revenue and fluctuate with the Company’s cash balances.

Operating Costs

Operating expenses totalled $1,867,856 for 2004, which is 9% lower than the 2003 operating expenses of $2,062,609. The 2004 expenses include stock-based compensation of $714,930 due to the restructuring of Imagis’ employee stock option plan and $387,472 in amortization, which includes $322,713 in amortization costs for the intellectual property acquired in the Briyante acquisition. Excluding these non-cash charges the 2004 operating expenses total $765,454. The 2003 expenses include a one-time charge of USD$250,000 (CDN$366,950) incurred as a management fee owing to OSI Systems Inc. (“OSI”) in consideration of renegotiating the terms of the agreements with OSI and amortization of $66,413. Excluding these items, the operating expenses for 2003 were $1,629,246.  The difference of $863,792 between 2004 and 2003 represents a 53% reduction in operating expenses over the prior year. The lower costs over the prior period resulted from significant decreases in the areas of administration, sales and marketing, and technical services. The operating expense rate has stabilized at approximately $3,200,000 per annum since July 2003 and we believe it will remain at that level.

Administration

Administrative costs for 2004 were $934,484, which is 2% lower than for 2003 of $951,651. These costs include the stock based compensation charge of $714,930 in 2004 and the one-time management fee of USD$250,000 (CDN$366,950) in 2003 described above. Excluding these charges, the administrative costs were $219,554 in 2004 versus $584,701 in 2003, which represents a 62% reduction.  Administrative costs include staff salaries and related benefits and travel, stock based compensation, consulting and professional fees, facility and support costs, shareholder, regulatory and investor relations costs.

Generally all categories were lower, with the exception of stock based compensation, due to the effects of cost reducing strategies, in particular a significant reduction in travel costs and the use of outside consultants.  The Company’s administrative costs have declined steadily since the second quarter of 2002, primarily due to no longer using financial advisory services and contract support staff.

Bad Debt Expense

The bad debt expense in 2003 of $42,074 consisted of a single customer that defaulted on payment for a software license. There were no bad debts incurred in 2004.

Interest and Amortization

The increase in interest expense of $5,052 over the prior year level is primarily due to interest charged on various supplier accounts. The increase in amortization expense is due to the amortization expense of $322,713 associated with the acquisition of the intellectual property of Briyante.

Sales and Marketing

Sales and marketing expenses for 2004 were $199,842 and were 65% lower than in 2003 of $573,996. Imagis significantly decreased its sales team after March 31, 2003 and streamlined its associated travel and marketing costs as part of its strategy of utilizing a more targeted marketing and sales strategy. No further decreases are currently contemplated. Sales and marketing costs will be increased if management identifies specific opportunities that require an increase in resources but only in the event that identifiable revenues exist.

Technology Development

The technology development expenses for 2004 were $262,684, which is comparable to the 2003 costs of $278,543. Technology development expenses were reduced during the second and third quarters of 2003 and then increased back to current levels with the addition of staff associated with the Briyante acquisition. Management expects that the increased revenues achieved as a result of the sale of new products acquired with Briyante will more than offset the increased costs. Management believes that continuing to invest in technology advancements is crucial to the future success of Imagis.

Technical Services

Costs for the technical services group were $71,992 this year, which is 49% lower than the comparable 2003 costs of $140,588. The technical services group generally assists the Company’s strategic partners in their installation of Imagis’ products and also provides clients with any technical support they may require under annual support contracts, and includes primarily costs for salaries, facilities and travel. The reduction is due to cost reductions in all areas. Costs for future quarters will be dependent on the sales levels achieved by the Company.

Net Loss for the Period

Overall, the Company incurred a net loss for the period ended March 31, 2004 of $1,581,801 or $0.14 per share, which is 11% lower than the net loss incurred during the period ended March 31, 2003 of $1,785,101 or $0.48 per share. The loss per share figure for 2003 has been adjusted to take into account the Company’s share consolidation that occurred in November of 2003. Adjusting the loss to take into account the non-cash and one-time expenses described above, the losses become $479,399 for 2004 and $1,351,738 for 2003, representing a 65% reduction. The current rate of loss represents slightly less than $160,000 per month and management believes that the Company will be able to achieve break even operations on a cash basis during the latter half of 2004.

Liquidity and Capital Resources

The Company’s cash on hand at the beginning of the period aggregated $86,227. During the period, the Company received additional net funds of $345,000 in share subscriptions for a private placement that was closed on April 28, 2004.

The Company used these funds primarily to finance its operating loss for the period. The impact on cash of the loss of $1,581,801, after adjustment for non-cash items and changes to other working capital accounts in the period, resulted in a negative cash flow from operations of $390,528. The Company also repaid capital leases of $5,753, and the Company’s cash position declined by $51,281 to $34,946 at March 31, 2004.

The Company did not have sufficient cash flow from operations to fund its operations beyond March 31, 2004. Consequently the Company completed a private placement consisting of 4,007,875 Units at $0.40 per Unit. Each Unit consists of one common share and one common share purchase warrant.  Each warrant entitles the holder to acquire one additional common share in the capital of Imagis at an exercise price of $0.50 until April 28, 2005 or at $0.75 from April 29, 2005 until April 28, 2006. The common shares and warrants are subject to a four month hold period that expires on August 28, 2004. Finders’ fees of $69,000 in cash were paid on a portion of the private placement conducted outside the United States. The total net proceeds to Imagis are $1,534,150, of which $345,000 were recorded in share subscriptions as at March 31, 2004.

Concurrently with the private placement the Company settled $616,723 in debt included in accounts payable as at March 31, 2004 through the issuance of 1,541,809 common shares and 226,584 common share purchase warrants. Each warrant entitles the holder to acquire one additional common share in the capital of Imagis at an exercise price of $0.50 until April 29, 2005 or at $0.75 from April 30, 2005 until April 29, 2006. Debt settled with related parties and formerly related parties totaled $526,090 through the issuance of 1,315,225 common shares with no warrants. The common shares and warrants are subject to a four month hold period that expires on August 29, 2004.

Management of the Company believes that the funds received through the private placement combined with operating revenues and the reduction in liabilities achieved through the debt settlement will provide sufficient cash flow to fund the Company’s operation for at least the next six months, even if no increases in revenue growth occur.

Should the operating revenues fail to increase enough to provide sufficient cash flow to fund operations the Company may require further financing. There is no assurance that the Company will be able to complete any financing or that any financing will be obtained on terms favourable to the Company.  The failure to obtain adequate financing could result in a substantial curtailment of Imagis’ operations.

Off-Balance Sheet Arrangements

At March 31, 2004 the Company did not have any off-balance sheet arrangements.

Item 3.  Controls and Procedures

(a)

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Vice President Finance, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Vice President Finance concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company (or its consolidated subsidiaries) required to be included in reports the Company files or submits under the Securities Exchange Act of 1934, as amended.

A control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b)

Changes in Internal Control over Financial Reporting

During the period covered by this report, there was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

As of the date of this report, the Company is not a party to any legal proceedings, the adverse outcome of which, in management’s opinion, individually or in the aggregate, would have a material effect on the Company’s results of operations or financial position.

Item 2.   Changes in Securities and Small Business Issuer Purchases of Equity Securities

(a)

None

(b)

None

(c)

During the quarter ended March 31, 2004, the Company issued 1,090,158 common shares and 1,090,158 common share purchase warrants on conversion of Special Warrants to individuals and companies in private transactions outside the United States.  The common shares and common share purchase warrants were issued in reliance upon an exclusion from registration available under Regulation S (“Regulation S”) promulgated under the Securities Act of 1933, as amended (the “Securities Act”).

(d)

None

(e)

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended March 31, 2004.

Item 5. Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

(a)

Exhibits

The following exhibits are filed (or incorporated by reference herein) as part of this Form 10-QSB:

Exhibit Number	Description
3.1(1)	Articles of Incorporation
4.1(1)	Shareholder Agreement dated February 23, 1999 among the Original Shareholders and the Former Imagis Shareholders
4.2(5)	Registration rights agreement dated July 8, 2002 between Imagis and OSI
10.1(1)*	Employment Agreement dated February 23, 1999 between the Issuer and Iain Drummond
10.2(2)*	Imagis Technologies Inc. 2000 Stock Option Plan
10.3(3)	Form of Unit Subscription Agreement
10.4(4)	Software Assets Sale and Assignment Agreement dated October 31, 2001 between Imagis and API Technologies, LLC.
10.5(5)	Subscription Agreement dated July 8, 2002 between Imagis and OSI
10.6(5)	Letter of Intent dated July 8, 2002 between Imagis and OSI
10.7(5)	Product Development and Marketing Agreement dated July 8, 2002 between Imagis and OSI
10.8(5)	Software Developer Services Agreement dated July 8, 2002 between Imagis and OSI
10.9(6)	Purchase Agreement dated August 30, 2002 between Imagis and Intacta for certain data encoding technologies
10.10(6)	Agreement to amend the terms of Item 10.9 dated October 8, 2002
10.11(6)	Agreement to amend the terms of Item 10.9 and 10.10 dated October 9, 2002
10.12(6)	Agreement between Imagis and Intacta for the purchase of Intacta patents dated November 1, 2002
10.13(6)*	Consulting Agreement between Imagis and Altaf Nazerali dated October 1, 2002
10.14(6)	Agreement between Imagis and Briyante for the development of a query application dated July 30, 2002
10.15(7)	Revolving Line of Credit dated February 23, 2003 between Imagis and Altaf Nazerali
10.16(7)	Amended and Restated Loan Agreement: Revolving Line of Credit dated April 15, 2003 between Imagis and Altaf Nazerali
10.17(7)	General Security Agreement dated April 15, 2003 between Imagis and Altaf Nazerali
10.18(7)	Grid Promissory Note dated February 21, 2003 between Imagis and Altaf Nazerali
10.19(7)	Grid Promissory Note Amended and Restated dated April 15, 2003 between Imagis and Altaf Nazerali
10.20(7)	Source Code License Agreement dated April 15, 2003 between Imagis and Altaf Nazerali
10.21(7)	Source Code Escrow Agreement dated April 15, 2003 between Imagis and Altaf Nazerali
10.22(8)	Debenture agreement between the Company and 414826 B.C. Ltd dated May 30, 2003
10.23(9)*	Consulting Agreement dated July 15, 2003 between Imagis and Roy Trivett
31.1	Section 302 Certification
31.2	Section 302 Certification
32.1	Section 906 Certification
32.2	Section 906 Certification
99.1	Risk Factors
99.2	Form 51-901F as required by the British Columbia Securities Commission

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

(a)

Reports on Form 8-K

(1)

On February 23, 2004, the Company furnished on Form 8-K a press release dated February 20, 2004 announcing management change.

(2)

 On March 12, 2004, the Company furnished on a Form 8-K  a press release dated March 4, 2004 announcing the appointments of  Clyde Farnsworth and Keith Kretschmer to the Board of Directors.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMAGIS TECHNOLOGIES INC.

Date: May 14, 2004

/s/ Wayne Smith

Wayne Smith

Vice President Finance, Chief Operating Officer

(Principal Financial and Accounting Officer and Duly Authorized Officer)

Exhibit 31.1

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

Date: May 14, 2004

/s/ Wayne Smith

Wayne Smith

Chief Operating Officer and Vice-President Finance

(Principal Financial and Accounting Officer)

Exhibit 31.2

CERTIFICATION

I, Roy Trivett, certify that:

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

Date: May 14, 2004

/s/ Roy Trivett

Roy Trivett

Chief Executive Officer

(Principal Executive Officer)

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. § 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Imagis Technologies Inc. (the “Company”) on Form 10-QSB for the period ended March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the “Report), I, Wayne Smith, Chief Operating Officer and Vice-President Finance of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Wayne Smith Wayne Smith Chief Operating Officer and Vice-President Finance (Principal Financial and Accounting Officer) May 14, 2004

Exhibit 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. § 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Imagis Technologies Inc. (the “Company”) on Form 10-QSB for the period ended March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the “Report), I, Roy Trivett, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Roy Trivett Roy Trivett Chief Executive Officer (Principal Executive Officer) May 14, 2004

Exhibit 99.1

Risk Factors

The price of the Company’s common shares is subject to the risks and uncertainty inherent in the Company’s business.  You should consider the following factors as well as other information set forth in this Quarterly  Report, in connection with any investment in the Company’s common shares.  If any of the events described below as risks occur, the Company’s business, results of operations and financial condition could be adversely affected.  In such cases, the price of the Company’s common shares could decline, and you could lose all or part of your investment.

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

Limited Operating History; History of Losses

The Company commenced operations in March 1998 and, therefore, has only a limited operating history upon which an evaluation of its business and prospects can be based. The Company and its predecessors incurred net losses of $4,058,857 and $6,951,393 in the years ended December 31, 2003 and December 31, 2002, respectively and $1,581,801 for the quarter ended March 31, 2004 and $1,785,101 for the quarter ended March 31, 2003.  The Company has never been profitable and there can be no assurance that, in the future, the Company will be profitable on a quarterly or annual basis.

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

Need for Additional Financing

Management of the Company believes that current cash and accounts receivables combined with operating revenues will provide sufficient cash flow to fund the Company’s operation for at least the next six months, even if no increases in revenue growth occur.

Should the operating revenues fail to increase enough to provide sufficient cash flow to fund operations the Company may require further financing. There is no assurance that the Company will be able to complete any financing or that any financing will be obtained on terms favourable to the Company.  The failure to obtain adequate financing could result in a substantial curtailment of Imagis’ operations.

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

iv.

The Company has agreed to pay OSI a management fee of US$250,000 which was due on March 20, 2004, this amount has not yet been paid.

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

Certain Shareholders May Exercise Control over Matters Voted Upon by the Company's Shareholders

Certain of the Company’s officers, directors and entities affiliated with the Company together beneficially owned a significant portion of the Company’s outstanding common shares as of March 31, 2004. While these shareholders do not hold a majority of the Company’s outstanding common shares, they will be able to exercise significant influence over matters requiring shareholder approval, including the election of directors and the approval of mergers, consolidations and sales of the Company’s assets. This may prevent or discourage tender offers for the Company’s common shares.

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

Effects of Restructuring Activities

Beginning in 2002 and continuing into 2003, the Company reduced its workforce from approximately 48 to 25 employees. There have been substantial costs associated with this workforce reduction related to severance and other employee-related costs and the Company’s restructuring plan may yield unanticipated consequences, such as attrition beyond its planned reduction in workforce.  This workforce reduction has placed an increased burden on the Company’s administrative, operational and financial resources and has resulted in increased responsibilities for each of its management personnel.  As a result, the Company’s ability to respond to unexpected challenges may be impaired and it may be unable to take advantage of new opportunities.

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