Form 10QSB
period 2004-08-12
IMAGIS TECHNOLOGIES INC
filed 2004-08-13
CIK 1088393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_______________

FORM 10-QSB

_______________

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

(604) 684-2449
(Issuer's telephone number)

_______________

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes x  No o

As of August 13, 2004, 15,718,416 common shares of the Issuer were issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes o No x

IMAGIS TECHNOLOGIES INC.

FORM 10-QSB

For the Quarterly Period Ended June 30, 2004

NOTE REGARDING FORWARD-LOOKING STATEMENTS

Except for statements of historical fact, certain information contained herein relating to Imagis Technologies Inc. (the “Company” or “Imagis”) constitutes “forward-looking statements,” within Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Forward-looking statements in this quarterly report include, but are not limited to, statements regarding growth in the Company’s software revenues related to the acceptance of the products acquired and developed from the acquisition of Briyante Software Corp. (“Briyante”) and the partnership with Centrom Limited (“Centrom”), the Company’s current and projected expense levels, the Company’s belief that it will achieve breakeven operations on an EBITDA basis during the last half of 2004 and the Company’s ability to fund its operations over the next six months.  You can also identify the forward-looking statement’s in this quarterly report by the Company’s use of the words such as “may,” “will,” “should,” “could,” “expect,” “plan,” “estimate,” “predict,” “potential,” “continue,” “believe,” “anticipate,” “intend,” “expect,” or the negative or other variations of these words, or other comparable words or phrases.

Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results or achievements of the Company to be materially different from any future results or achievements of the Company expressed or implied by such forward-looking statements.  Such factors include, but are not limited to the following: the Company’s limited operating history; the Company’s need for additional financing; the Company’s history of losses; the Company’s dependence on a small number of customers; risks involving new product development; competition; management of growth and integration; risks of technological change; the Company’s dependence on key personnel; risks involving lengthy sales cycles; the Company’s dependence upon marketing relationships and third-party suppliers; the Company’s ability to protect its intellectual property rights; risks associated with exchange rate fluctuations; risks of software defects; risks associated with product liability; the directors’ and officers’ involvement in other projects; risks associated with the partnerships with Imagis UK and Centrom Limited; the Company’s agreements with OSI Systems Inc. (“OSI”); risks associated with the strategic alliance with Sanyo Semiconductor Company and Intacta Technologies Inc. related to Zixsys, Inc.; risks associated with the acquisition of Briyante; the potential additional disclosure requirement for trades involving the issued common shares; the difficulty of enforcing civil liabilities against the Company or its directors or officers under United States federal securities laws; risks associated with the Company’s restructuring activities; the volatility of the Company’s share price; risks associated with certain shareholders’ exercising control over certain matters; and the other risks and uncertainties described in Exhibit 99.1 to this Quarterly Report, which are hereby incorporated by reference in this Quarterly Report.

Although the Company believes that expectations reflected in these forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance, achievements or other future events.  Moreover, neither the Company nor anyone else assumes responsibility for the accuracy and completeness of these forward-looking statements.  The Company is under no duty to update any of these forward-looking statements after the date of this report.  You should not place undue reliance on these forward-looking statements.

Unless otherwise indicated, all dollar amounts included herein are expressed in Canadian dollars.

PART 1 – FINANCIAL INFORMATION

Item 1.   Financial Statements

The Company’s financial statements for the three and six month period ended June 30, 2004 are included in response to Item 1 and have been compiled by management.  The financial statements should be read in conjunction with Management’s Discussion and Analysis or Plan of Operations (Part 1, Item 2) and other financial information included elsewhere in this Form 10-QSB.

IMAGIS TECHNOLOGIES INC. BALANCE SHEETS AS AT JUNE 30, 2004 AND DECEMBER 31, 2003 (expressed in Canadian dollars)
	June 30, 2004 (Unaudited)	December 31, 2003
ASSETS
Current assets
Cash and cash equivalents	$162,740	$86,227
Accounts receivable	416,065	459,435
Accrued revenue receivable	27,000	27,000
Prepaid expenses and deposit	16,743	27,836
	622,548	600,498
Equipment (note 4)	187,635	254,933

Intellectual property (note 5)	3,101,941	3,747,367

Other assets (note 6)	128,872	181,309

	$4,040,996	$4,784,107
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$1,289,380	$2,194,808
Deferred revenue	141,117	130,998
Capital lease obligations	24,762	24,762
	1,455,259	2,350,568
Long-term liabilities
Capital lease obligations	7,383	19,171
Shareholders' equity
Share capital (note 7)	24,635,662	21,528,421
Special warrants (note 7)	758,053	1,642,740
Contributed surplus	1,227,079	444,093
Deficit	(24,042,440)	(21,200,886)
	2,578,354	2,414,368
	$4,040,996	$4,784,107

See accompanying notes to financial statements.

IMAGIS TECHNOLOGIES INC. STATEMENTS OF OPERATIONS AND DEFICIT FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003 (expressed in Canadian dollars) (Unaudited – Prepared by Management)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003

Revenues:
Software sales	$211,079	$188,497	$401,940	$324,480
Support and services	101,920	129,222	195,008	263,241
Other	4,086	110	6,192	7,616
	317,085	317,829	603,140	595,337

Expenses:
Administration	576,308	352,109	1,510,792	1,303,760
Amortization	388,460	61,304	775,932	127,717
Bad debt expense	-	3,858	-	45,932
Cost of materials	-	-	-	3,014
Interest	10,114	12,861	21,496	19,191
Sales and marketing	276,167	315,990	476,009	889,986
Technology development	253,440	85,948	516,124	364,491
Technical services	72,349	106,190	144,341	246,778
	1,576,838	938,260	3,444,694	3,000,869

Loss for the period	(1,259,753)	(620,431)	(2,841,554)	(2,405,532)

Deficit, beginning of period	(22,782,687)	(18,927,130)	(21,200,886)	(17,142,029)

Deficit, end of period	$(24,042,440)	$(19,547,561)	$(24,042,440)	$(19,547,561)

Loss per share – basic and diluted	$(0.09)	$(0.14)	$(0.25)	$(0.54)

Weighted average number of shares outstanding	13,905,718	4,592,525	11,585,708	4,572,333

See accompanying notes to financial statements.

IMAGIS TECHNOLOGIES INC. STATEMENTS OF CASH FLOWS FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2004 AND 2003 (expressed in Canadian dollars) (Unaudited – Prepared by Management)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Cash provided by (used in):

Operations:
Loss for the period	$(1,259,753)	$(620,431)	$(2,841,554)	$(2,405,532)
Items not involving cash:
Amortization	388,460	61,304	775,932	127,717
Stock-based compensation	68,054	(2,180)	782,984	(6,330)
Gain on settlement of accounts payable	-	-	(27,287)	-
Accrued interest	-	8,005	-	9,120
Changes in non-cash operating working capital:
Accounts receivable	(92,710)	(44,512)	43,373	73,163
Accrued revenue receivable	-	(85,277)	-	(85,277)
Prepaid expenses	1,567	14,623	11,091	51,227
Accounts payable and accrued liabilities	(159,978)	327,541	(189,737)	1,070,856
Deferred revenue	9,809	(68,002)	10,119	(128,269)
	(1,044,551)	(408,929)	(1,435,079)	(1,293,325)
Investments:
Purchase of equipment	(10,770)	(1,141)	(10,770)	(7,061)
Deferred acquisition costs	-	(41,336)	-	(231,675)
	(10,770)	(42,477)	(10,770)	(238,736)
Financing:
Cash received for credit facility	-	317,714	-	502,714
Repayments of credit facility	-	(46,384)	-	(46,384)
Issuance of common shares for cash	1,243,150	30,500	1,603,150	296,038
Cash share issue costs	(54,000)	-	(69,000)	-
Cash advances received	-	63,144	-	209,924
Cash received for debentures	-	75,000	-	75,000
Capital lease repayments	(6,035)	(4,983)	(11,788)	(9,637)
	1,183,115	434,991	1,522,362	1,027,655

Increase (decrease) in cash	127,794	(16,415)	76,513	(504,406)
Cash and cash equivalents, beginning of period	34,946	59,840	86,227	547,831
Cash and cash equivalents, end of period	$162,740	$43,425	$162,740	$43,425

IMAGIS TECHNOLOGIES INC. STATEMENTS OF CASH FLOWS (continued) FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003 (expressed in Canadian dollars) (Unaudited – Prepared by Management)
	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Supplementary information and disclosures:
Issuance of common shares on conversion of special warrants	$51,789	-	$898,024	$-
Issuance of common shares for settlement of debt	688,404	-	688,404	-
Finders fee recorded on issuance of common shares on conversion of special warrants	13,337	-	13,337	-
Interest paid	-	-	-	102,071
Equipment acquired under capital lease	-	-	-	3,440

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

These financial statements have been prepared on a going concern basis which includes the assumption that the Company will be able to realize its assets and settle its liabilities in the normal course of business.  At June 30, 2004, the Company has a working capital deficiency of $832,711.  For the six month period ended June 30, 2004, the Company has incurred a loss from operations of $2,841,554 and a deficiency in operating cash flow of $1,435,079.  In addition, the Company has incurred significant operating losses and net utilization of cash in operations in all prior periods. Accordingly, the Company will require continued financial support from its shareholders and creditors until it is able to generate sufficient cash flow from operations on a sustained basis. Failure to obtain ongoing support of its shareholders and creditors may make the going concern basis of accounting inappropriate, in which case the Company’s assets and liabilities would need to be recognized at their liquidation values. These financial statements do not include any adjustment due to this going concern uncertainty.

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

(f)

Use of estimates:

The preparation of financial statements in accordance with Canadian generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported or disclosed in the financial statements. Actual amounts may differ from these estimates.

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

Prior to January 1, 2003, the Company followed the settlement method of accounting for employee stock options.  The fair value method was used for non-employee grants made in the year ended December 31, 2002 and the settlement method for grants made prior to that date. Had compensation expense for employees been determined based on the fair value method, the Company’s net loss and net loss per share for the six month periods ended June 30, 2004 and 2003, would have been adjusted to the pro forma amounts indicated below:

	Six months ended June 30,
	2004	2003

Net loss – as reported	$(2,841,554)	(2,405,532)
Net loss – pro forma	(3,868,320)	(2,907,698)

Net loss per share – as reported	$(0.25)	(0.54)
Net loss per share – pro forma	(0.34)	(0.63)

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

(j)

Loss per share:

Loss per share is calculated using the weighted average number of shares outstanding during the reporting period.  This average includes common shares issued in a reporting period from their date of issuance.  Diluted per share amounts are calculated by the treasury stock method whereby the assumed proceeds of dilutive exercisable instruments are applied to repurchase common shares at the average market price for the period.  The resulting net issuance is included in the weighted average number for purposes of the diluted per share calculation.  As all outstanding shares and warrants are anti-dilutive, there is no difference between basic and diluted loss per share.  Loss per share and weighted average number of shares outstanding for the comparative periods ending June 30, 2003 have been restated to take into account the share consolidation completed during 2003 (note 7(b)).

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

4.

Equipment:

		Accumulated	Net book
At June 30, 2004	Cost	amortization	value

Computer hardware	$372,756	$283,241	$89,515
Furniture and fixtures	125,956	58,870	67,086
Software	117,573	115,270	2,303
Telephone Equipment	6,761	810	5,952
Tradeshow Equipment	64,897	42,117	22,781
Leasehold Improvements	734	734	0

	$688,677	$501,042	$187,635

		Accumulated	Net book
At December 31, 2003	Cost	amortization	value

Computer hardware	$419,263	$282,389	$136,874
Furniture and fixtures	165,373	86,380	78,993
Software	139,812	137,364	2,448
Telephone Equipment	19,178	12,550	6,628
Tradeshow Equipment	64,897	35,627	29,270
Leasehold Improvements	2,482	1,762	720

	$811,005	$556,072	$254,933

5.	Intellectual property:

			Accumulated	Net book
	At June 30, 2004	Cost	amortization	value

	Intellectual property	$3,872,551	$770,610	$3,101,941

			Accumulated	Net book
	At December 31, 2003	Cost	amortization	value

	Intellectual property	$3,872,551	$125,184	$3,747,367

6.	Other assets:

			Accumulated	Net book
	At June 30, 2004	Cost	amortization	value

	Patents	$78,227	$34,768	$43,459
	License	236,396	150,983	85,413

		$314,623	$185,751	$128,872

			Accumulated	Net book
	At December 31, 2003	Cost	amortization	value

	Patents	$78,227	$21,730	$56,497
	License	236,396	111,584	124,812

		$314,623	$133,314	$181,309

7.

Share capital:

(a)

Authorized:

100,000,000 common shares without par value

50,000,000 preferred shares without par value, non-voting, issuable in one or more series

(b)

Issued

	Number
	of shares	Amount

Balance, December 31, 2002	4,522,414	$17,361,118

Issued during year for cash:
Options exercised	43,446	129,370
Warrants exercised	29,630	166,668
Issued in settlement of accounts payable	209,261	236,931
Issued for acquisition of Briyante Software	4,040,406	3,636,365
Share issuance costs	--	(2,031)

Balance, December 31, 2003	8,845,157	21,528,421

Issued during year for cash:
Private Placement	4,007,875	1,603,150
Issued in settlement of accounts payable	1,708,509	688,404
Issued on conversion of special warrants	1,156,875	898,024
Share issuance costs	--	(82,337)

Balance, June 30, 2004	15,718,416	$24,635,662

On November 21, 2003, the Company consolidated its common shares on a one new share for each 4.5 old shares basis.  The table above gives effect to the share consolidation on a retroactive basis.

On April 28, 2004 the Company completed a private placement consisting of 4,007,875 Units at $0.40 per Unit. Each Unit consists of one common share and one common share purchase warrant.  Each warrant entitles the holder to acquire one additional common share in the capital of Imagis at an exercise price of $0.50 until April 28, 2005 or at $0.75 from April 29, 2005 until April 28, 2006. The common shares and warrants are subject to a four month hold period that expires on August 28, 2004. Finders’ fees of $69,000 in cash were paid on a portion of the private placement conducted outside the United States. The total net proceeds to Imagis were $1,534,150, of which $345,000 were recorded in share subscriptions as at March 31, 2004.

Concurrently with the private placement the Company settled $688,404 in debt included in accounts payable as at March 31, 2004 through the issuance of 1,708,509 common shares and 393,284 common share purchase warrants. Each warrant entitles the holder to acquire one additional common share in the capital of Imagis at an exercise price of $0.50 until April 29, 2005 or at $0.75 from April 30, 2005 until April 29, 2006. Debt settled with related parties and formerly related parties totaled $526,090 through the issuance of 1,315,225 common shares with no warrants. The common shares and warrants are subject to a four month hold period that expires on August 29, 2004.

7.

Share capital cont’d:

 (c)

Special warrants:

During October and November 2003, the Company sold a total of 9,796,087 Special Warrants at $0.1725 per Special Warrant in a series of four tranches.  Cash proceeds of $899,075 less commissions of $39,757 were received for the sale of 5,212,029 Special Warrants and 4,584,058 Special Warrants were issued in settlement of $790,750 in debt.  Each Special Warrant is exercisable, for no additional consideration, into Units consisting of 0.2222 common shares and 0.2222 share purchase warrants, with the exception of 1,002,899 Special Warrants issued to insiders of the Company.  The Units issued to insiders of the Company are exercisable into 0.2222 common shares with no share purchase warrant.  Each whole warrant entitles the holder for two years from the date of issue of the Special Warrants to acquire one additional common share at an exercise price of $1.04 per share in the first year and $1.14 per share in the second year.  The Special Warrants are convertible at the holders’ option at any time for an eighteen month period and will convert automatically at the end of the eighteen months.  The Company will not be required to meet any conditions prior to conversion.  Finder’s fees of $39,758 cash and 38,641 in broker’s warrants exercisable at $1.04 per share were paid.  The brokers’ warrants are exercisable until October 30, 2004 and have been recorded at the fair value as at the date of issue of $7,327 as a reduction in the proceeds of the Special Warrants and an increase in Contributed Surplus.  As at June 30, 2004, 1,156,875 Units have been issued on conversion of the Special Warrants which resulted in the issuance of 1,156,875 common shares and 1,156,875 share purchase warrants.

(d)

Warrants:

At December 31, 2003, and June 30, 2004, the following warrants were outstanding:

December 31,				June 30,	Exercise	Expiry
2003	Granted	Exercised	Expired	2004	price	date

		-
11,111	-	-	(11,111)	-	$9.90	January 18, 2004
64,815	-	-	-	64,815	US$8.78	July 8, 2004
23,333	-	-	-	23,333	US$10.53	July 24, 2004
38,641	-	-	-	38,641	$1.04	October 30, 2004
670,930	-	-	-	670,930	$0.64	November 20, 2005
-	64,412	-	-	64,412	$1.04	September 30, 2005
-	128,824	-	-	128,824	$1.04	October 10, 2005
-	896,973	-	-	896,973	$1.04	October 31, 2005
	4,007,875			4,007,875	$0.50	April 28, 2005
				or at	$0.75	April 28, 2006
	226,584			226,584	$0.50	April 29, 2005
				or at	$0.75	April 29, 2006
	166,700			166,700	$0.53	May 20, 2005
				or at	$0.75	May 20, 2006
	66,667			66,667	$1.04	October 31, 2005

808,830	5,558,035	-	(11,111)	6,355,754

7.

Share capital cont’d:

 (e)

Options:

The Company has a stock option plan that was approved at the Company’s AGM on June 18, 2004.  Under the terms of the plan the Company may reserve up to 3,347,690 common shares for issuance under the plan.  The Company has granted stock options to certain employees, directors, advisors, and consultants.  These options are granted for services provided to the Company.  All options granted prior to November 25, 2003, expire five years from the date of grant with the exception of 22,222 options issued during 2002 to a consultant that expire two years from the date of grant.  All options granted subsequent to November 25, 2003, expire 3 years from the date of the grant.  All options vest one-third on the date of the grant, one-third on the first anniversary of the date of the grant and one-third on the second anniversary of the date of the grant.  On November 25, 2003, all stock options along with the Company’s outstanding shares were consolidated on a 1 new option for 4.5 old options basis.  During the period ended June 30, 2004 all options outstanding as at December 31, 2003 were repriced to $0.78. A summary of the status of the Company’s stock options at June 30, 2004 and December 31, 2003 and changes during the periods ended on those dates is presented below:

	June 30, 2004		December 31, 2003

	Weighted average		Weighted average
	Shares	exercise price	Shares	exercise price

Outstanding, beginning of period	770,294	$5.26	668,198	$7.56
Repriced to $0.78	-	(4.48)	-	-
Granted	1,391,993	0.76	421,557	1.51
Exercised	-	-	(43,446)	2.97
Cancelled	(258,864)	0.78	(276,015)	11.70

Outstanding, end of period	1,903,423	$0.76	770,294	$5.26

The following table summarizes information about stock options outstanding at June 30, 2004:

	Options outstanding			Options exercisable
	Number			Number
	outstanding	Weighted	Weighted	exercisable,	Weighted
	June 30,	remaining	average	June 30,	average
Exercise price	2004	contractual life	exercise price	2004	exercise price

$0.41	18,000	2.98	$0.41	6,000	$0.41
$0.45	15,000	2.92	$0.45	5,000	$0.45
$0.55	10,000	2.85	$0.55	3,333	$0.55
$0.66	155,555	2.68	$0.66	51,846	$0.66
$0.78	1,704,868	2.49	$0.78	902,644	$0.78

	1,903,423	2.51	$0.76	968,823	$0.77

7.

Share capital cont’d:

The weighted average fair value of employee stock options granted during the period ended June 30, 2004 was $0.76 (2003: $NIL) per share purchase option. The weighted average fair value of employee stock options repriced during the period ended June 30, 2004 was $0.52 (2003: $NIL) per share purchase option as at the date of the reprice.

8.

Related party transactions not disclosed elsewhere are as follows:

At June 30, 2004, accounts payable and accrued liabilities included $109,987 (at December 31, 2003 - $418,258) owed by the Company to directors and officers and companies controlled by directors and officers of the Company.  These amounts are unsecured, non-interest bearing and payable on demand.  At June 30, 2004, accounts payable and accrued liabilities included $359,236 (at December 31, 2003 - $372,442) owed by the Company to companies formerly related by virtue of having a director or officer in common with the Company.

9.

Commitments:

The Company is committed to the following operating lease payments over the next four years:

Year	Equipment	Building	Total

2004	$24,528	$121,350	$145,878
2005	3,361	60,675	64,036
2006	2,928	-	2,928
2007	1,708	-	1,708

	$32,525	$182,025	$214,550

The Company has entered into the following commitments with a company formerly related to the Company by virtue of having a director in common:

(a)

the Company has entered into a strategic alliance to develop and market integrated airport and security products with the related company.  The Company has committed to expend a minimum of USD$125,000 on product development and the operation of an Airport Security Group to market the products, prior to December 31, 2004.  As at June 30, 2004, the Company has incurred USD$48,350 in expenditures on product development.

(b)

the Company has committed to engage the related company to provide software development services.  The Company has agreed to expend a minimum of USD$125,000, based on hourly rates charged at 85% of fair market value, prior to December 31, 2004.  No amounts have been expended to June 30, 2004.

(c)

the Company has entered into a Letter of Intent to form a joint venture for the purpose of establishing a manufacturing and marketing operation in Brazil.  The Company has agreed to invest USD$250,000 cash in the joint venture in order to acquire a 20% interest.  This investment is contingent upon the Company’s joint venture partner fulfilling certain obligations prior to July 8, 2004. As at July 8, 2004 the joint venture partner had not fulfilled its obligations consequently the Company no longer has any commitment.

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

Substantially all revenue is derived from sales to customers located in Canada, the United States, the United Kingdom and Saudi Arabia.  Geographic information is as follows:

	2004	2003

Canada	$101,283	$58,130
United States	100,495	383,160
United Kingdom	318,918	70,030
Saudi Arabia	48,729	-
Other	33,715	84,017

	$603,140	$595,337

Substantially all of the Company’s fixed assets are in Canada.

Major customers, representing 10% or more of total revenue are:

	2004	2003

Customer A	$23,337	$176,123
Customer B	150,168	-
Customer C	98,142	-

12.

Subsequent events:

Subsequent to June 30, 2004:

i)

The Company entered into an agreement with a United Kingdom (“UK”) company to form a jointly owned subsidiary company Imagis Technologies UK Limited (“Imagis UK”). Imagis UK will be the exclusive distributor of Imagis’ software products in the UK and a non-exclusive distributor on a world-wide basis. The Company owns a 25% interest in Imagis UK in consideration of the grant of UK exclusivity, and the UK company has committed to provide £500,000 (approximately $1.25 million) over the next two years to support the initial start-up costs of Imagis UK in consideration for a 75% ownership interest in Imagis UK. This commitment will be met through a combination of cash and services with the services portion to be provided at cost to Imagis UK without any mark-up. Included in the £500,000 commitment is a software licensing fee of £60,000 (approximately $150,000) representing a sale of approximately $250,000.

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

13.

United States generally accepted accounting principles cont’d:

The effect of these accounting differences on deficit, net loss, loss per share and future income taxes under United States accounting principles are as follows:

	Six months ended June 30,
	2004	2003
Deficit, Canadian GAAP	$(24,042,440)	$(19,547,561)
Cumulative stock based compensation (a)	(1,371,448)	(1,319,286)
Beneficial conversion options (b)	(208,200)	(208,200)
Warrants issued for services (c)	(722,000)	(722,000)
Deficit, U.S. GAAP	$(26,344,088)	$(21,797,047)

	Six months ended June 30,
	2004	2003
Loss for the period, Canadian GAAP	$(2,841,554)	$(2,405,532)
Stock-based compensation (a)	(26,250)	(24,262)
Loss for the period, U.S. GAAP	(2,867,804)	(2,429,794)
Loss per share, U.S. GAAP – basic and diluted	$(0.25)	$(0.54)

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

Use of estimates

The preparation of financial statements in accordance with Canadian generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported or disclosed in the financial statements. Actual amounts may differ from these estimates.

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

Results of Operations for the three months and six months ended June 30, 2004:

Revenues

Imagis’ total revenues for the three month period ended June 30, 2004 remained consistent at $317,085 compared to the prior year level of $317,829. The year to date revenues increased slightly to $603,140 over the prior year level of $595,337.

Revenues from the Company’s software products rose 12% to $211,079 for the current three month period as compared to $188,497 for 2003. Software revenues increased by 24% to $401,940 for the year to date over the prior year level of $324,480. This growth was seen across all product lines. Imagis expects that revenues will continue to increase during the latter half of 2004 as the new products acquired and developed as a result of the acquisition of Briyante gain increasing customer acceptance. In addition, the Company has entered into a partnership with a United Kingdom company described below.  See “Item 2Liquidity and Capital Resources”.  Management of the Company believes that this relationship has significant potential for the generation of revenue.

Support and services revenues were 21% lower at $101,920 for the three month period ended June 30, 2004 than in 2003 of $129,222. Support and services revenues for the year to date declined 26% to $195,008 over the prior year level of $263,241. The support revenues decreased as a result of a large support contract that expired during 2003 and was taken over by our business partner.

Other revenues for the three month period ended June 30, 2004 were $4,086, whereas comparable revenues of $110 were earned in the prior year. Other revenues declined by 19% for the year to date to $6,192 compared to $7,616 for 2003. These revenues were primarily earned through interest revenue and fluctuate with the Company’s cash balances.

Operating Costs

Operating expenses totalled $1,576,838 for the three month period ended June 30, 2004, which is 68% greater than the 2003 operating expenses of $938,260. The 2004 expenses include stock-based compensation of $68,054 due to the restructuring of Imagis’ employee stock option plan and $388,460 in amortization, which includes $322,713 in amortization costs for the intellectual property acquired in the Briyante acquisition. Excluding these non-cash charges the 2004 operating expenses total $1,120,324. The 2003 expenses include amortization of $61,304 and a $100,000 cost recovery of software consulting fees relating to sub-contracted work from 2002. Excluding these items, the operating expenses for 2003 were $976,956. The difference of $143,368 between 2004 and 2003 represents a 15% increase in operating expenses over the prior period. The increased costs over the prior period resulted from an increase in development expenditures and administration expenditures due to increased staffing levels and from a foreign exchange loss due to an increase in exchange rates.

Operating expenses totalled $3,444,694 for the six months ended June 30, 2004, which is 15% greater than the 2003 operating expenses of $3,000,869. The 2004 expenses include stock-based compensation of $782,984 due to the restructuring of Imagis’ employee stock option plan and $775,932 in amortization, which includes $645,426 in amortization costs for the intellectual property acquired in the Briyante acquisition. Excluding these non-cash charges the 2004 operating expenses total $1,885,778. The 2003 expenses include a one-time charge of USD$250,000 (CDN$366,950) incurred as a management fee owing to OSI in consideration of renegotiating the terms of the agreements with OSI, the $100,000 cost recovery described above, and amortization of $127,717. Excluding these items, the operating expenses for 2003 were $2,606,202.  The difference of $720,424 between 2004 and 2003 represents a 28% reduction in operating expenses over the prior year. The lower costs over the prior period resulted from significant decreases in the areas of administration, sales and marketing, and technical services. The operating expense rate had stabilized at approximately $3,200,000 per annum from July 2003 through March 2004. The current operating expense level is approximately $3,600,000 per year and is expected to increase to approximately $4,000,000 per year by the end of 2004 as a result of increased staffing levels required to meet increased demand for Imagis’ products and services. The increase in expenditure levels will only occur as the company receives increased levels of orders.

Administration

Administrative costs for the three month period ended June 30, 2004 were $576,308, which is 64% greater than for 2003 of $352,109. These costs include a stock based compensation charge of $68,054 in 2004. Excluding these charges, the administrative costs were $508,254 in 2004 versus $352,109 in 2003, which represents a 44% increase. This increase was due to increased staffing costs and a foreign exchange loss.  Administrative costs include staff salaries and related benefits and travel, stock based compensation, consulting and professional fees, facility and support costs, shareholder, regulatory and investor relations costs.

Administrative costs for six months ended June 30, 2004 were $1,510,792, which is 16% greater than for 2003 of $1,303,760. These costs include the stock based compensation charge of $782,984 in 2004 and the one-time management fee of USD$250,000 (CDN$366,950) in 2003 described above. Excluding these charges, the administrative costs were $727,808 in 2004 versus $936,810 in 2003, which represents a 22% reduction.  The current level of administrative cost is expected to remain the same for the balance of 2004.

Bad Debt Expense

As of June 30, 2004, there were no bad debts incurred in 2004. The bad debt expense for the three month period ended June 30, 2003 of $3,858 consisted of a single customer that defaulted on payment for a software license. The bad debt expense for the six month period ended June 30, 2003 of $45,932 consisted of $45,549 to a single customer that defaulted on payment for a software license.

Interest and Amortization

The interest expense for the three month period ended June 30, 2004 of $10,114, which is 21% less than for 2003 of $12,861, is primarily due to interest charged on various supplier accounts. The increase in amortization expense is due to the amortization expense of $322,713 associated with the acquisition of the intellectual property of Briyante

The increase in interest expense of $2,305 for the six months ended June 30, 2004 over the prior year level is primarily due to interest charged on various supplier accounts. The increase in amortization expense is due to the amortization expense of $645,126 associated with the acquisition of the intellectual property of Briyante.

Sales and Marketing

Sales and marketing expenses for the three month period ended June 30, 2004 were $276,167 and were 13% lower than in 2003 of $315,990. Sales and marketing expenses for the six month period ended June 30, 2004 were $476,009 and were 47% lower than in 2003 of $889,986. Imagis significantly decreased its sales team after March 31, 2003 and streamlined its associated travel and marketing costs as part of its strategy of utilizing a more targeted marketing and sales strategy. No further decreases are currently contemplated. Sales and marketing costs will be increased if management identifies specific opportunities that require an increase in resources but only in the event that identifiable revenues exist.

Technology Development

The technology development expenses for the three month period ended June 30, 2004 were $253,440 and the 2003 costs were $85,948. Technology development expenses in 2003 included the one-time $100,000 cost recovery described above. Excluding this recovery, the 2004 expense level was 36% higher than the 2003 level. The technology development expenses for the six month period ended June 30, 2004 were $516,124, which is 11% higher than the 2003 costs excluding the cost recovery. Technology development expenses were reduced during the second and third quarters of 2003 and then increased back to current levels with the addition of staff associated with the Briyante acquisition. Management expects that the increased revenues achieved as a result of the sale of new products acquired with Briyante will more than offset the increased costs. Management believes that continuing to invest in technology advancements is crucial to the future success of Imagis.

Technical Services

Costs for the technical services group for the three month period ended June 30, 2004 were $72,349, which is 32% lower than the comparable 2003 costs of $106,190. Costs for the technical services group for the six month period ended June 30, 2004 were $144,341, which is 42% lower than the comparable 2003 costs of $246,778. The technical services group generally assists the Company’s strategic partners in their installation of Imagis’ products and also provides clients with any technical support they may require under annual support contracts, and includes primarily costs for salaries, facilities and travel. The reduction is due to cost reductions in all areas. Costs for future quarters will be dependent on the sales levels achieved by the Company.

Net Loss for the Period

Overall, the Company incurred a net loss for the three month period ended June 30, 2004 of $1,259,753 or $0.09 per share, which is 103% higher than the net loss incurred during the three months ended June 30, 2003 of $620,431 or $0.14 per share. The loss per share figure for 2003 has been adjusted to take into account the Company’s share consolidation that occurred in November of 2003. Adjusting the loss to take into account the non-cash and one-time expenses described above, the losses become $803,239 for 2004 and $659,127 for 2003, representing a 22% increase.

The Company incurred a net loss for the six month period ended June 30, 2004 of $2,841,554 or $0.25 per share, which is 18% larger than the net loss incurred during the period ended June 30, 2003 of $2,405,532 or $0.54 per share. The loss per share figure for 2003 has been adjusted to take into account the Company’s share consolidation that occurred in November of 2003. Adjusting the loss to take into account the non-cash and one-time expenses described above, the losses become $1,282,638 for 2004 and $2,010,865 for 2003, representing a 36% reduction. The current rate of loss represents slightly less than $214,000 per month and management believes that the Company will be able to achieve break even operations on an EBITDA basis during the latter half of 2004.

Liquidity and Capital Resources

The Company’s cash on hand at the beginning of the three month period ended June 30, 2004 aggregated $34,946. During the period, the Company received additional net funds of $1,189,150 in share subscriptions for a private placement that was closed on April 28, 2004. The Company also settled $688,404 in debt through the issuance of common shares. These transactions are described below.

The Company used these funds primarily to finance its operating loss for the period. The impact on cash of the loss of $1,259,753, after adjustment for non-cash items and changes to other working capital accounts in the period, resulted in a negative cash flow from operations of $1,044,551. The Company also repaid capital leases of $6,035 and purchased capital assets of $10,770, overall the Company’s cash position increased by $127,794 to $162,740 at June 30, 2004.

The Company’s cash on hand at the beginning of the six month period ended June 30, 2004 aggregated $86,227. During the period, the Company received additional net funds of $1,534,150 in share subscriptions for a private placement that was closed on April 28, 2004. The Company also settled $688,404 in debt through the issuance of common shares. These transactions are described below.

The Company used these funds primarily to finance its operating loss for the period. The impact on cash of the loss of $2,841,554, after adjustment for non-cash items and changes to other working capital accounts in the period, resulted in a negative cash flow from operations of $1,435,079. The Company also repaid capital leases of $11,788 and purchased capital assets of $10,770, overall the Company’s cash position increased by $76,513 to $162,740 at June 30, 2004.

The Company completed a private placement consisting of 4,007,875 units (“Units”) at $0.40 per Unit. Each Unit consists of one common share and one common share purchase warrant (a “Warrant”).  Each Warrant entitles the holder to acquire one additional common share in the capital of Imagis at an exercise price of $0.50 until April 28, 2005 or at $0.75 from April 29, 2005 until April 28, 2006. The common shares and Warrants are subject to a four month hold period that expires on August 28, 2004. Finders’ fees of $69,000 in cash were paid on the portion of the private placement conducted outside the United States. After subtracting the finders’ fess, the total net proceeds to Imagis were $1,534,150, of which $345,000 were recorded in share subscriptions as at March 31, 2004.

Concurrently with the private placement, the Company settled $688,404 in debt included in accounts payable as at March 31, 2004 through the issuance of 1,708,509 common shares and 393,284 common share purchase warrants (a “Debt Warrant”). Each Debt Warrant entitles the holder to acquire one additional common share in the capital of Imagis at an exercise price of $0.50 until April 29, 2005 or at $0.75 from April 30, 2005 until April 29, 2006. Debt settled with related parties and formerly related parties totaled $526,090 through the issuance of 1,315,225 common shares with no Debt Warrants. The common shares and Debt Warrants are subject to a four month hold period that expires on August 29, 2004.

Management of the Company believes that the funds received through the private placement combined with operating revenues and the reduction in liabilities achieved through the debt settlement will provide sufficient cash flow to fund the Company’s operation for at least the next six months, based on the current level of orders that the Company has received. Subsequent to June 30, 2004, the Company entered into an agreement with Centrom Limited (“Centrom”) of the United Kingdom to form a jointly owned subsidiary company Imagis Technologies UK Limited (“Imagis UK”). Imagis UK, a subsidiary of Centrom, will be the exclusive distributor of Imagis’ software products in the UK and a non-exclusive distributor on a world-wide basis. Imagis owns a 25% interest in Imagis UK in consideration of the grant of UK exclusivity, and Centrom has committed to provide £500,000 (approximately $1.25 million) over the next two years to support the initial start-up costs of Imagis UK in consideration for a 75% ownership interest in Imagis UK. Centrom’s commitment will be met through a combination of cash and services; the services portion to be provided at cost to Centrom without any mark-up. Included in the £500,000 commitment is a software licensing payment of £60,000 (approximately $150,000) which has been paid, representing sales by Imagis UK of approximately $250,000.

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

Off-Balance Sheet Arrangements

At June 30, 2004 the Company did not have any off-balance sheet arrangements.

Item 3.  Controls and Procedures

(a)

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Vice President Finance, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act as of the end of the period covered by this report (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Vice President Finance concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company (or its consolidated subsidiaries) required to be included in reports the Company files or submits under the Exchange Act.

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

Item 2.   Changes in Securities and Small Business Issuer Purchases of Equity Securities

(a)

None

(b)

None

(c)

During the period ended June 30, 2004, the Company issued 1,156,875 common shares and 1,156,875 common share purchase warrants on conversion of Special Warrants to individuals and companies in private transactions outside the United States (“U.S.”).  The common shares and common share purchase warrants were issued in reliance upon an exclusion from registration available under Regulation S (“Regulation S”) promulgated under the Securities Act of 1933, as amended (the “Securities Act”), because such purchaser was an “accredited investor”, as such term is defined in Regulation D.

During the period ended June 30, 2004 the Company completed a private placement consisting of 4,007,875 Units at $0.40 per Unit to a group consisting of non-U.S. purchasers and one U.S. purchaser. Each Unit consists of one common share and one Warrant.  Each Warrant entitles the holder to acquire one additional common share in the capital of Imagis at an exercise price of $0.50 until April 28, 2005 or at $0.75 from April 29, 2005 until April 28, 2006. The common shares and Warrants are subject to a four month hold period that expires on August 28, 2004. Finders’ fees of $69,000 in cash were paid on a portion of the private placement conducted outside the United States. After subtracting the finders’ fees, the total net proceeds to Imagis were $1,534,150, of which $345,000 were recorded in share subscriptions as at March 31, 2004. The common shares and Warrants were issued to the non-U.S. purchasers in reliance upon the exclusion from registration available under Regulation S, because such purchasers were located outside the United States and were not U.S. persons (“U.S. Persons”) as such term is defined in Regulation S. The common shares and Warrants were issued to the U.S. purchaser in reliance upon the exemption from registration available under Rule 506 of Regulation D (“Regulation D”), because such purchaser was an “accredited investor” (as such term is defined in Regulation D) (“Accredited Investor”).

Concurrently with the private placement, the Company settled $688,404 in debt included in accounts payable as at March 31, 2004 through the issuance of 1,708,509 common shares and 393,284 Debt Warrants to a group consisting of non-U.S. purchasers and one U.S. purchaser in private transactions. Each Debt Warrant entitles the holder to acquire one additional common share in the capital of Imagis at an exercise price of $0.50 until April 29, 2005 or at $0.75 from April 30, 2005 until April 29, 2006. Debt settled with related parties, including the U.S. purchaser, and formerly related parties totaled $526,090 through the issuance of 1,315,225 common shares with no Debt Warrants. The common shares and Debt Warrants are subject to a four month hold period that expires on August 29, 2004. The common shares and Debt Warrants were issued to the non-U.S. purchasers in reliance upon the exclusion from registration available under Regulation S, because such purchasers were located outside the United States and were not U.S. Persons. The common shares were issued to the U.S. purchaser in reliance upon the exemption from registration available under Rule 506 of Regulation D, because such purchaser was an Accredited Investor.

(d)

None

(e)

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.

Submission of Matters to a Vote of Security Holders

(a)

Imagis Technologies Inc. held the Annual General and Extraordinary Meeting of Shareholders at 1650 – 1075 West Georgia Street, Vancouver, British Columbia, V6E 3C9, on Friday, June 18, 2004, at 10:00 a.m. for the following purposes:

1.

To receive and consider the report of the directors of Imagis.

2.

To receive and consider the audited financial statements of Imagis for the period ending December 31, 2003 together with auditor's reports thereon.

3.

To fix the number of directors of Imagis at seven.

4.

To elect directors for the ensuing year.

5.

To appoint an auditor of Imagis for the ensuing year and to authorize the directors to fix the auditor’s remuneration.

6.

To consider, and if thought advisable, to approve certain transactions in connection with the  incentive share options of Imagis to increase the number of shares issuable under the incentive share option plan of Imagis.

7.

To transact such other business as may properly come before the meeting or any adjournment thereof.

(b)

The directors whose term of office as a director continued after the meeting are Oliver “Buck” Revell, Roy Davidson Trivett, Clyde Farnsworth, Keith Kretschmer, Al Kassam, Karim J. Khoja, and Michael C. Volker.

(c)

There were 113 Shareholders holding 5,028,519 common Shares represented in person or by proxy at the meeting, representing 32.5% of the 15,485,000 issued and outstanding Common Shares, which constituted a quorum.

To approve all of the Directors at the meeting, the number of votes for each Director were:

For:  4,404,123

   Against: 22,349

Votes Cast (Non-Insiders) For: 99.48%

Against: 0.5%

Totals: 4,427,093   Withheld: 621

Absentions: Nil

Excluding Insiders: Nil

Broker Non-Votes: Nil

To set the number of directors at seven:

For:  2,235,633

Against: 462,245

Votes Cast (Non-Insiders) For: 82.8%

Against: 17.13%

Totals: 2,700,031

Withheld: 2,153

Absentions: Nil

Excluding Insiders: Nil

Broker Non-Votes: Nil

To pass an ordinary resolution of disinterested shareholders to approve the amendment to the company’s Stock Option Plan

For: 4,409,572

Against: 0

Votes Cast (Non-Insiders) For: 99.9%

Against: 0%

Totals:  4,412,634  Withheld: 3,062

Absentions: Nil

Excluding Insiders: Nil

Broker Non-Votes: Nil

To appoint and remunerate KPMG LLP, Chartered Accountants:

For: 4,386,146

Against: 0

Votes Cast (Non-Insiders) For: 99.8%

Against: 0%

Totals: 4,393,838

Withheld: 25,422

Absentions: Nil

Excluding Insiders: Nil

Broker Non-Votes: Nil

Item 5. Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

(a)

Exhibits

The following exhibits are filed (or incorporated by reference herein) as part of this Form 10-QSB:

Exhibit Number	Description
3.1(1)	Articles of Incorporation
3.2	Bylaws
4.1(1)	Shareholder Agreement dated February 23, 1999 among the Original Shareholders and the Former Imagis Shareholders
4.2(5)	Registration rights agreement dated July 8, 2002 between Imagis and OSI
10.1(1)*	Employment Agreement dated February 23, 1999 between the Imagis and Iain Drummond
10.2(2)*	Imagis Technologies Inc. 2000 Stock Option Plan
10.3(3)	Form of Unit Subscription Agreement
10.4(4)	Software Assets Sale and Assignment Agreement dated October 31, 2001 between Imagis and API Technologies, LLC.
10.5(5)	Subscription Agreement dated July 8, 2002 between Imagis and OSI
10.6(5)	Letter of Intent dated July 8, 2002 between Imagis and OSI
10.7(5)	Product Development and Marketing Agreement dated July 8, 2002 between Imagis and OSI
10.8(5)	Software Developer Services Agreement dated July 8, 2002 between Imagis and OSI
10.9(6)	Purchase Agreement dated August 30, 2002 between Imagis and Intacta for certain data encoding technologies
10.10(6)	Agreement to amend the terms of Item 10.9 dated October 8, 2002
10.11(6)	Agreement to amend the terms of Item 10.9 and 10.10 dated October 9, 2002
10.12(6)	Agreement between Imagis and Intacta for the purchase of Intacta patents dated November 1, 2002
10.13(6)*	Consulting Agreement between Imagis and Altaf Nazerali dated October 1, 2002
10.14(6)	Agreement between Imagis and Briyante for the development of a query application dated July 30, 2002
10.15(7)	Revolving Line of Credit dated February 23, 2003 between Imagis and Altaf Nazerali
10.16(7)	Amended and Restated Loan Agreement: Revolving Line of Credit dated April 15, 2003 between Imagis and Altaf Nazerali
10.17(7)	General Security Agreement dated April 15, 2003 between Imagis and Altaf Nazerali
10.18(7)	Grid Promissory Note dated February 21, 2003 between Imagis and Altaf Nazerali
10.19(7)	Grid Promissory Note Amended and Restated dated April 15, 2003 between Imagis and Altaf Nazerali
10.20(7)	Source Code License Agreement dated April 15, 2003 between Imagis and Altaf Nazerali
10.21(7)	Source Code Escrow Agreement dated April 15, 2003 between Imagis and Altaf Nazerali
10.22(8)	Debenture agreement between the Company and 414826 B.C. Ltd dated May 30, 2003
10.23(9)*	Consulting Agreement dated July 15, 2003 between Imagis and Roy Trivett
31.1	Section 302 Certification
31.2	Section 302 Certification
32.1	Section 906 Certification
32.2	Section 906 Certification
99.1	Risk Factors
99.2	Form 51-901F as required by the British Columbia Securities Commission

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

(9)

Previously filed as part of Imagis’ Quarterly Report on Form 10-QSB for the period ended September 30, 2003

(b)

Reports on Form 8-K

(1)

On April 15, 2004 on a Form 8-K under Item 9 the Company furnished a press release dated April 14, 2004 announcing a private placement.

(2)

On May 18, 2004 on a Form 8-K under Item 9 the Company furnished a copy of the Notice of Annual and Extraordinary General Meeting of Imagis Shareholders held on June 18, 2004.

(3)

On May 18, 2004 on a Form 8-K under Item 5 and Item 7the Company filed a copy of its BC Form 51-102F1 for the quarter ended March 31, 2004.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMAGIS TECHNOLOGIES INC.

Date: August 13, 2004

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

Date: August 13, 2004

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

Date: August 13, 2004

/s/ Roy Trivett

Roy Trivett

Chief Executive Officer

(Principal Executive Officer)

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. § 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with this quarterly report of Imagis Technologies Inc. (the “Company”) on Form 10-QSB for the period ended June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the “Report), I, Wayne Smith, Chief Operating Officer and Vice-President Finance of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Wayne Smith Wayne Smith Chief Operating Officer and Vice-President Finance (Principal Financial and Accounting Officer) August 13, 2004

Exhibit 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. § 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with this quarterly report of Imagis Technologies Inc. (the “Company”) on Form 10-QSB for the period ended June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the “Report), I, Roy Trivett, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Roy Trivett Roy Trivett Chief Executive Officer (Principal Executive Officer) August 13, 2004

Exhibit 3.2

 British
Columbia

———

Form 19

(Section 348)

———

Certificate of
Incorporation No. 561648

COMPANY ACT

SPECIAL RESOLUTION

The following special resolution* was passed by the undermentioned company on the date stated:

Name of company:

Imagis Technologies Inc.

Date resolution passed:

November 21, 2003

Resolution †

“RESOLVED, as special resolutions that:

Resolution on Creation of Class of Preferred Shares

1.

The Memorandum of the Company be amended by creating 50,000,000 Preferred shares without par value such that the Memorandum of the Company, to be filed with the Registrar of Companies, be altered to be in the form set out in Exhibit 1 to this resolution;

2.

There be attached to the Preferred shares the rights, privileges, restrictions and conditions set out in Exhibit 2 to this resolution, and the Articles of the Company be amended accordingly; and

3.

The board of directors of the Company is hereby authorized to revoke this resolution before it is acted upon by the Company, without further approval of the shareholders of the Company.”

Certified a true copy on ____________________, 2003.

(Signature)

(Relationship to Company)    COO and VP, Finance

*

See section 1(1) for definition of "special resolution".

†

Insert text of special resolution.

R. C. — 14

Internet:  www.fin.gov.bc.ca/registries

FIN 766/WEB Rev.2001/11/8

SCHEDULE A

AS ALTERED BY SPECIAL RESOLUTION

DATED NOVEMBER 21, 2003

BRITISH COLUMBIA

COMPANY ACT

ALTERED

MEMORANDUM

OF

IMAGIS TECHNOLOGIES INC.

1.

The name of the Company is Imagis Technologies Inc.

2.

The authorized capital of the Company consists of 150,000,000 shares divided into

(a)

100,000,000 common shares without par value; and

(b)

50,000,000 preferred shares without par value.

3.

There be attached to the shares the special rights and restrictions set out in the Articles of the Company.

EXHIBIT 2

TO SPECIAL RESOLUTION ATTACHED AS APPENDIX E
APPROVAL OF CREATION OF CLASS OF PREFERRED SHARES

PART 15

SPECIAL RIGHTS AND RESTRICTIONS

PREFERRED SHARES

Attachment of Special Rights and Restrictions

15.1

There are attached to the Preferred shares as a class the following special rights and restrictions:

(a)

the board may at any time and from time to time issue Preferred shares in one or more series, each series to consist of such number of shares as is determined by the board before the issue of any thereof;

(b)

a holder of a Preferred share will not, as such, be entitled to receive notice of, attend, speak or vote at any general meeting of the members of the Company unless no share in the capital of the Company other than a Preferred share is outstanding and held by a person other than the Company or a subsidiary of the Company;

(c)

holders of Preferred shares will be entitled to

(i)

preference with respect to payment of dividends on such shares over the payment of dividends on the Common shares and on any other shares ranking junior to the Preferred shares with respect to the payment of dividends, and

(ii)

in the event of the liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, or other distribution of the assets of the Company among its members for the purpose of winding up its affairs, preference on a distribution of assets

(A)

in repayment of capital, over any distribution to holders of Common shares or to holders of other shares not ranking with respect to such distribution equally with or in priority to the repayment of capital on the Preferred shares, and

(B)

on account of undeclared accumulated dividends, over any distribution to holders of Common shares or any distribution to holders of other shares not ranking with respect to such distribution equally with or in priority to the payment of dividends on the Preferred shares;

(d)

the Preferred shares of each series will participate rateably with the Preferred shares of every other series

(i)

with respect to accumulated dividends,

(ii)

on a return of capital, or

(iii)

on a distribution of assets of the Company among its members for any reason;

(e)

the Company will not without, but may from time to time with, the approval by a separate class resolution of the holders of the Preferred shares given in accordance with Article 15.3,

(i)

increase the authorized number of Preferred shares,

(ii)

attach special rights and restrictions to, or alter or vary the special rights and restrictions attached to, shares of any other class whereby such shares rank equally with or in priority to the Preferred shares with respect to the declaration or payment of dividends or the distribution of the assets of the Company among its members for any reason,

(iii)

create or increase the authorized number of shares of any class ranking equally with or in priority to the Preferred shares with respect to the declaration or payment of dividends or the distribution of the assets of the Company among its members for any reason,

(iv)

alter, vary or abrogate the special rights or restrictions attaching to the Preferred shares as a class.

15.2

The board will, before the first issue of Preferred shares of any series, alter the Memorandum or Articles of the Company or both to

(a)

set the number of Preferred shares in that series,

(b)

determine the designation of the Preferred shares in that series, and

(c)

create, define and attach special rights and restrictions to the Preferred shares of that series.

Separate Class Resolution

15.3

Approval by separate class resolution of the holders of Preferred shares must be by a separate resolution

(a)

consented to in writing by all holders of Preferred shares, or

(b)

presented at a meeting of holders of Preferred shares, called for such purpose in accordance with these Articles, at which one or more persons are present representing in person or by proxy at least one-third of the issued and outstanding Preferred shares, and pass by the affirmative vote of at least 75% of the votes cast.

FORM 19

(Section 348)

COMPANY ACT

SPECIAL RESOLUTION

Certificate of

Incorporation No. 561648

The following special resolution was passed by the company referred to below on the date stated:

Name of company:

561648 BC Ltd.

Date resolution passed:

June 24, 1998

Resolution:

“RESOLVED, as special resolutions, that:

1.

The name of the Company be changed from:

561648 B.C. Ltd.

to:

Colloquium Capital Corp.

2.

The authorized capital of the Company be increased to 100,000,000 Common shares without par value.

3.

The Memorandum of the Company be altered so as to be in the form set out in Schedule “A” to these resolutions.

4.

The existing Articles of the Company be deleted in their entirety and the Articles attached hereto as Schedule “B” be adopted as the Articles of the Company.

Certified a true copy June 24, 1998.

(Signature)  /s/ Sandra Buschau

Sandra E. Buschau

(Relationship to Company) Director

SCHEDULE “A”

As altered by Special Resolution
dated June 24, 1998

BRITISH COLUMBIA
COMPANY ACT
ALTERED MEMORANDUM

OF

COLLOQUIUM CAPITAL CORP.

1.

The name of the Company is COLLOQUIUM CAPITAL CORP.

2.

The authorized capital of the Company consists of 100,000,000 Common shares without par value.

SCHEDULE”B”

BRITISH COLUMBIA

COMPANY ACT

ARTICLES

OF COLLOQUIUM CAPITAL CORP.

TABLE OF CONTENTS

PART		ARTICLES	PAGES
1.	DEFINITIONS AND CONSTRUCTION	1.1 - 1.3	1-2
2.	SHARE CAPITAL	2.1 - 2.5	2
3.	REGISTRATION OF MEMBERS AND SHARE CERTIFICATES	3.1 - 3.5	3
4.	TRANSFER AND TRANSMISSION OF SHARES AND DEBENTURES	4.1 - 4.13	4 - 7
5.	GENERAL MEETINGS	5.1 - 5.12	7 - 9
6.	VOTING AT GENERAL MEETINGS	6.1 - 6.20	9 - 13
7.	APPOINTMENT OF DIRECTORS	7.1 - 7.21	13 - 16
8.	PROCEEDINGS OF DIRECTORS	8.1 - 8.18	16 - 18
9.	COMMITTEES OF THE BOARD	9.1 - 9.7	18 - 20
10.	BORROWING AND MORTGAGING	10.1 - 10.3	20
11.	SAFEGUARDING. INDEMNITY. ETC. OF DIRECTORS	11.1 - 11.7	21 - 22
12.	EXECUTION OF DOCUMENTS	12.1 - 12.5	22 - 23
13.	DIVIDENDS	13.1 - 13.7	24 - 25
14.	NOTICES	14.1 - 14.4	25 - 26

Lang Michener LLP

BRITISH COLUMBIA

COMPANY ACT ARTICLES

OF

COLLOQUIUM CAPITAL CORP.

DEFINITIONS AND CONSTRUCTION

Definitions

(a)

In these Articles, except as otherwise expressly provided or as the context otherwise requires,

(i)

“board” means the board of directors for the time being of the Company and includes, to the extent that it has authority to act, a committee of the board of directors,

(ii)

“Company Act” means the Company Act (British Columbia) and regulations thereunder from time to time in force,

(iii)

“member” means a registered holder of shares in the capital of the Company and, with respect to the determination of a member entitled to notice, or to vote, or to receive a dividend or for any other proper purpose, means a registered holder on the record date for determining members so entitled or for such other purpose,

(iv)

“registered address” means

(A)

with respect to a member, the member’s address as recorded in the Company’s register of members, and

(B)

with respect to a director, the director’s address as recorded in the Company’s register of directors,

(v)

words and expressions contained in these Articles bear the same meaning as in the Company Act in force on the date on which these Articles come into effect,

(vi)

expressions referring to writing include printing, typewriting, lithography, photography and any other means of presenting language in visible and lasting form, and

(vii)

words importing the singular include the plural and vice versa, words importing a male person include a female, and words importing an individual include a corporation.

Conflict with Memorandum or Company Act

(b)

To the extent that there is any conflict between a provision of these Articles and a provision of the Memorandum or the Company Act, the provision of the Memorandum or the Company Act, as the case may be, will prevail.

Void, Illegal or Invalid Provisions

(c)

If a provision of these Articles is in whole or in part void, illegal or invalid, the remaining provisions will be construed and take effect as if every provision or part thereof that so offends had been omitted.

SHARE CAPITAL

Issuance and Allotment of Shares

(d)

The Company may allot and issue its shares at such times, in such manner and to such persons, or class of persons, as the directors determine.

Determination of Price or Consideration for Shares

(e)

The board will determine the price or consideration at or for which shares are to be allotted and issued.

Repurchase of Shares

(f)

The Company may by resolution of the board purchase any of its issued shares.

Increase of Authorized Capital

(g)

The Company may by ordinary resolution alter the Memorandum to increase its authorized capital by

(i)

creating shares with par value or shares without par value or both,

(ii)

increasing the number of shares of any class. whether with par value or without par value, or

(iii)

increasing the par value of a class of shares with par value, if no shares of that class are issued.

Commissions

(h)

The Company may, to the extent permitted by law, pay a commission or allow a discount to a person in consideration of such person’s subscribing or agreeing to subscribe, whether absolutely or conditionally, or procuring or agreeing to procure subscriptions, whether absolute or conditional, for shares in the capital of the Company.

REGISTRATION OF MEMBERS AND SHARE CERTIFICATES

Recognition of Registered Holders of Shares

(i)

Except as these Articles otherwise provide, the Company and its directors, officers and agents may treat the registered holder of a share as the absolute owner thereof, and will not, except as required by statute or as ordered by a court of competent jurisdiction, be bound to recognize, even when having notice thereof, any claim to, interest in, or right in respect of a share on the part of any person other than the registered holder.

Shares Held Jointly

(j)

A share held in the names of two or more persons will be deemed to be held jointly.

(k)

Except in the case of the personal representatives of, or trustees of the estate of, a deceased member, the Company may refuse to register more than three persons as joint holders of a share.

Delivery of Share Certificate

(l)

A share certificate may be delivered to a member entitled thereto by mailing it by prepaid registered post in the manner provided in these Articles for the giving of notice to the member, or otherwise as directed by the member in writing, and neither the Company nor its transfer agent will be liable for any loss occasioned to a member or person claiming through a member by reason that a share certificate so mailed or so otherwise sent is not received by the addressee.

(m)

A certificate for a share registered in the names of two or more persons may be delivered to or as directed by any of them.

TRANSFER AND TRANSMISSION OF SHARES AND DEBENTURES

Appointment of Registrar or Transfer Agents

(n)

For the purposes of countersigning, issuing, registering, transferring, cancelling and certifying the shares and share certificates of the Company, the Company may appoint

(i)

a registrar,

(ii)

one or more transfer agents, one of whom may be the registrar, and

(iii)

one or more branch transfer agencies and securities registrars both in and outside British Columbia.

Definition of “Instrument of Transfer”

(o)

For the purpose of these Articles, “instrument of transfer” means

(i)

such form of transfer as may appear on the back of the share certificate evidencing the share proposed to be transferred, or

(ii)

such form of separate transfer document as is from time to time in general use or as the board from time to time adopts or permits.

Procedure to Effect Transfers

(p)

In-Order to effect a transfer of a share,

(i)

an instrument of transfer must be executed by the registered holder of the share, or the holder’s attorney duly authorized in writing, in which case evidence satisfactory to the board of such authorization must be delivered to the Company’s transfer agent, or, if the Company has no transfer agent, to the records office of the Company,

(ii)

the execution of the instrument of transfer and any acknowledgment must be attested and validated as in either case the board from time to time reasonably requires, and

(iii)

the certificate evidencing the share to be transferred, the instrument of transfer and the acknowledgment, if required, must be delivered to the Company’s transfer agent or, if the Company has no transfer agent, to the records office of the Company.

(q)

There must be a separate instrument of transfer for each class or series of share proposed to be transferred.

(r)

When the transfer agent or the Company receives for the purpose of a proposed share transfer a duly executed instrument of transfer, the Company and its directors, officers and agents, will

(i)

where the instrument of transfer designates the transferee, or

(ii)

where the instrument of transfer was executed and is delivered in blank, and the person by or on whose behalf the instrument of transfer is delivered designates in writing a transferee, be entitled to treat the person so designated as the beneficial owner of

(iii)

if the instrument of transfer is endorsed on a share certificate, the number of shares evidenced by the certificate or such lesser number as may be specified in the instrument of transfer, or

(iv)

if the instrument of transfer is not so endorsed, such number of shares registered in the name of the transferor as are evidenced by every unendorsed certificate deposited with the Company or its transfer agent for the purpose of the transfer, or such lesser number as may be specified in the instrument of transfer, and upon compliance with, and subject to all other provisions of these Articles, the Company will cause the name of the proposed transferee to be entered in the register of members of the Company as holder of each such share.

Shares Held by Fiduciaries

(s)

A share may be registered in the name of a person as executor, administrator, guardian, committee, curator or trustee of, or otherwise as fiduciary for, a named person, trust or estate, and

(i)

where application is made to issue or transfer a share to a person as a fiduciary, the Company will not be obligated to enquire into the authority of the person as such fiduciary, who will be presumed, as against the Company, to be acting in accordance with such authority unless, in the case of a transfer of a-share, the transfer proposed is from the person whose estate or interest is sought to be represented,

(ii)

in the case of a transfer purporting to be by a fiduciary, including a transfer to the fiduciary in the fiduciary’s own right, the Company will not be obligated to enquire into the authority of the fiduciary or the propriety of the transaction or to ascertain whether the transferor continues to hold at the time of transfer the fiduciary office in which the transferor purports to act,

(iii)

in all cases the Company will be entitled to act on an order of a court of record, wherever constituted or having jurisdiction, in proceedings to which the registered holder appears from the order to have been subject, directing a vesting or declaring the ownership of shares, as evidenced by a copy of the order of the court certified as such in accordance with the practice of the court,

(iv)

a grant of letters probate or letters of administration or order appointing a trustee, guardian, committee or curator or directing a vesting or declaring the ownership of shares, dated not more than one year before the date on which a copy of the grant or order, certified in accordance with the practice of the authority issuing the grant or order, is received by the Company or its transfer agent, will be deemed to be in full force and effect and not to have been amended, revoked or reversed, unless and until there is delivered to the transfer agent of the Company or, if the Company has no transfer agent, to the records office of the Company

(A)

a certificate of a court of record appearing to have the required jurisdiction, certified in accordance with the practice of such court, that proceedings have been commenced by way of appeal or otherwise to amend, revoke or reserve the grant or order, or

(B)

a copy of an order of a court of record appearing to have the necessary jurisdiction certified as aforesaid, by which the earlier grant or order is amended, revoked or reversed, and

(v)

a certificate of a court of record, certified as aforesaid, and delivered to the transfer agent of the Company or, if the Company has no transfer agent, to the records office of the Company, to the effect that a grant or order of that court of the nature described in paragraph (d) remains in full force and effect, and has not been amended, revoked or reversed and that there is not outstanding with respect to the grant or order any proceeding of the nature referred to in subparagraph (d)(i), will create the same presumption as to the validity of the grant or order as though the grant or order bore the same date as the certificate,

Refusal to Recognize Transfers

(t)

The Company or its registrar or transfer agent may refuse to recognize the transfer of a share to an infant, bankrupt or person suffering mental infirmity.

Possession of Instrument of Transfer

(u)

Where a transfer of a share is completed by registration in the register of members of the Company, the instrument of transfer and any accompanying acknowledgment will be retained by the Company or its transfer agent, but where the Company declines to complete a proposed transfer of a share the instrument of transfer, share certificate and other documentation deposited for the purpose of the transfer will, on demand, be returned to the person depositing them, or other person entitled thereto.

Payment of Registration Fee

(v)

There must be paid to the Company or its transfer agent in respect of the registration of a transfer or transmission such fee as the board determines.

Shares of a Deceased Member

(w)

The personal representative of a deceased member (not being one of several joint holders) will be the only person recognized by the Company as having any title to a share registered in the name of the deceased.

Death of Joint Registered Holder of Shares

(x)

On the death of one of two or more joint registered holders of a share, the survivor or survivors will be the only person or persons recognized by the Company as having any title to or interest in the share.

Branch Registers

(y)

The Company may, if authorized by a debenture or a trust indenture pursuant to which a debenture has been issued, cause to be kept one or more branch registers of its debenture holders.

Approval of Transfers

(z)

No share in the capital of the Company will be transferred to any person except as approved by resolution of the board or by ordinary resolution, unless at the time of the transfer the Company is a “reporting issuer” within the meaning of the Securities Act (British Columbia).

GENERAL MEETINGS

Time and Place

(aa)

General meetings of the Company will beheld at such times and places, in accordance with the Company Act and these Articles, as the board determines.

Notice of Meeting

(bb)

Notice of a meeting is sufficient if it specifies the place, the day and the hour of the meeting and the general nature of any business to be considered at the meeting.

(cc)

The accidental omission to give  notice of a general meeting to, or the non-receipt of such notice by, any of the persons entitled to receive the notice will not invalidate any proceeding of that meeting or of a meeting adjourned therefrom.

(dd)

When any business proposed for a general meeting includes presenting, considering, approving, ratifying or authorizing the execution of a document, the portion of the notice of the meeting relating to the document is sufficient if it states that a copy of the document is or will be available for inspection by the persons entitled to receive the notice at an office of the Company in British Columbia during business hours on any specified day or days or through a specified period of time in the period between the date of the notice and the date of the meeting and at the meeting, and if a copy is so available.

Quorum

(ee)

The quorum for the transaction of business at a general meeting is two individuals present at the commencement of the meeting holding, or representing by proxy the holder or holders of, shares carrying in the aggregate one-tenth or more of the votes eligible to be cast at the meeting.

(ff)

Unless a quorum is present at the commencement of a general meeting, no business may be transacted other than the selection of the chairman and the adjournment or termination of the meeting.

(gg)

If a quorum is not present within half an hour after the time appointed for a general meeting, the meeting, if convened pursuant to a requisition or by a requisitioner, will terminate, and in any other case will stand adjourned to the same day in the next week at the same time and place, or to such later date, other time or other place as the chairman specifies on the adjournment, and if at the adjourned meeting a quorum is not present by half an hour after the time for the meeting, the meeting will then terminate.

Appointment of Chairman

(hh)

The chairman of a general meeting will be

(i)

the chairman of the board, if any, or

(ii)

if there is no such chairman or if such chairman is absent or unwilling to act, the president, or

(iii)

so failing the president, a director present chosen by the directors present, or

(iv)

if no such director is chosen and willing to act, an individual present as a member, proxyholder, or representative of a corporate member who is chosen by ordinary resolution.

Adjournment of Meeting

(ii)

The chairman may, with the consent of a meeting ‘at which a quorum is present, and will in pursuance of an ordinary resolution to that effect, adjourn the meeting from time to time and from place to place, but no business will be transacted at a meeting so adjourned other than business that could properly have been transacted at the meeting from which the adjournment takes place.

Notice of Adjournments

(jj)

No notice need be given of an adjournment or of the business to be conducted at an adjourned meeting unless the meeting is adjourned for more than 31 days, in which case not less than 10 days’ notice of the adjourned meeting must be given.

Procedure

(kk)

The chairman of a meeting of members will have regard to accepted rules of parliamentary procedure, except that, subject to any Rules of Order adopted pursuant to Article 5.12

(i)

the chairman will have absolute authority over matters of procedure and there will be no appeal from the chairman’s ruling, but if the chairman deems it advisable to dispense with the rules of parliamentary procedure at a general meeting or part thereof, the chairman must so state and must state clearly the rules under which the meeting or the appropriate part thereof will be conducted,

(ii)

a dispute as to the admission or rejection of a vote will be determined by the chairman and, in the absence of bad faith, the chairman’s determination will be final and conclusive,

(iii)

if, in the bona fide opinion of the chairman, disorder arises that prevents continuation of the business of the meeting, the chairman may quit the chair and announce the adjournment of the meeting, and upon the chairman’s so doing, the general meeting is, notwithstanding Article 5.9, immediately adjourned,

(iv)

the chairman may require any person to leave the meeting who is not a registered member entitled to vote at the meeting, a proxyholder for or corporate representative of such a member, or the auditor or the representative of the auditor of the Company,

(v)

a resolution or motion will be considered for vote only if proposed by a member, proxyholder or representative of a corporate member and (except for a nomination for election of directors or appointment of auditor) seconded by a member, proxyholder, or representative other than the person who proposed the resolution or motion.

Rules of Order

(ll)

The Company may from time to time by ordinary resolution adopt, for any subsequent general meeting, any Rules of Order which will, in so far as not inconsistent with the Company Act or these Articles, govern the conduct of general meetings.

VOTING AT GENERAL MEETINGS

Appointment of Proxyholder

(mm)

A member entitled to attend a general meeting, including a member that is a corporation, may, by means of a proxy, appoint a proxyholder and such proxyholder will be entitled, to the extent that the member if present would have been so entitled, to attend, speak, act and vote, both on a show of hands and on a poll, for the member and on the member’s behalf at the meeting, subject only to any limitation imposed on the authority of the proxyholder by the proxy.

Validity of Proxy

(nn)

A proxy must be in writing, must be executed by the member or the member’s attorney authorized in writing or, if the member is a corporation, by a duly authorized officer or attorney of the corporation, must be dated the date on which it is executed and, if to apply to less than all the shares registered in the name of the member, must specify the number of shares to which it is to apply.

Term of Appointment of Proxyholder

(oo)

Subject to the Company Act, a proxyholder may be appointed to act for a member at every annual or other general meeting, or at one or more annual or other general meetings that may be held within a stated period of time after the date of the proxy or before a specified date, accordingly as the proxy specifies.

Inconsistent Proxies

(pp)

A proxy will, to the extent that it is inconsistent with another proxy of an earlier date, be deemed to revoke such other proxy.

Incapacity of Member

(qq)

A vote given in accordance with the terms of a proxy will be valid notwithstanding the previous death, bankruptcy or-mental infirmity of the member giving the proxy unless written notice of the death, bankruptcy or infirmity is received by the chairman before the declaration of the result of the vote:

Deposit of Proxies

(rr)

The board may make regulations providing for the deposit of forms of proxy at specified places and at specified times before meetings and adjourned meetings of the Company, and providing for particulars of such proxies to be telexed, telecopied, cabled, telegraphed or sent in writing or by other form of written communication transmitted by electronic means before the meeting or adjourned meeting to the Company or to an agent of the Company appointed for the purpose of receiving such particulars, with such proof of ownership of the shares in respect of which the proxies are given as the board from time to time determines, and providing that particulars so received will be as effective as though the forms of proxy themselves were deposited.

Revocation of Proxy

(ss)

A proxy may be revoked by an instrument in writing executed by the member or the member’s attorney authorized in writing or, where the member is a corporation, by a duly authorized officer or attorney of the corporation, and delivered to the registered office of the Company at any time up to and including the last business day preceding the day of the meeting or any adjournment thereof at which the proxy is to be used, or to the chairman of the meeting or any adjournment thereof.

Form of Proxy

(tt)

A proxy, other than one required by law to be in particular form, will be substantially in the following form

(Company Name)

The undersigned hereby appoints ______________________ of __________________ (or failing such person _____________________ of _______________________) as proxyholder for the undersigned with full power of substitution to attend, speak and vote for and on behalf of the undersigned in respect of all (or _________________________) shares registered in the name of the undersigned at the general meeting of the Company to be held on the ________day of ________________________, 199__, any adjournment thereof.

Signed this ________day of ________________________, 199__

(Signature of Member)

Corporate Representatives

(uu)

A corporation that is a member and is not a subsidiary of the Company may, by an instrument signed on behalf of the corporation by its duly authorized director, officer or attorney and delivered to the registered office of the Company, appoint a representative who, until the appointment is in like manner terminated, will be entitled to attend, speak, act and vote, both on a show of hands and on a poll, for the corporation and on its behalf at any meeting of members at -which a holder of shares of a class or series held by the corporation is so entitled and will, for all purposes in connection with any such meeting, other than the giving of notice and the execution and revocation of proxies, be reckoned as a member holding the shares registered in the name of the corporation.

(vv)

The Company may, but is not obligated to, assume that the director, officer or attorney signing the instrument referred to in Article 6.9 is duly authorized to do so.

Joint Holders of Shares

(ww)

Anyone of the joint holders of a share may vote in respect of the share at a general meeting, either personally or by proxyholder or corporate representative, as if solely entitled thereto, and if more than one of the joint holders is present or represented by proxyholder or corporate representative that one of them whose name appears first on the register of members in respect of the share, or that one’s proxyholder or representative, will alone be entitled to vote in respect thereof.

Number of Shares Represented by a Proxy

(xx)

A proxy that purports to represent more shares than are registered at the applicable record date in the name of the member who gave it will be deemed to purport to represent the number of shares so registered.

(yy)

More than one proxy may be deposited representing shares held by such a member, in which case

(i)

any such proxy will be deemed to be invalid if the total number of shares purported to be represented by all such valid proxies of later date that are not revoked is not less than the number of shares registered in the name of the member on the applicable record date, and

(ii)

if

(A)

the total number of shares purported to be represented by all such valid proxies of a particular date that are not revoked exceeds

(B)

the number by which

(I)

the number of shares so registered exceeds

(II)

the total number of shares represented by all such valid proxies of later date that are not revoked, each such proxy of the particular date that is not revoked will be deemed to represent the number of shares, excluding any fraction, that is equal to that proportion of the excess described in subparagraph (ii) that

(C)

the number of shares purported to be represented by the proxy is of

(D)

the total number of shares purported to be represented by all such proxies of the particular date that are not revoked.

Vote by a Member’s Committee

(zz)

A member for whom a committee has been duly appointed may vote by such committee, both on a show of hands or on a poll, and the committee may appoint a proxyholder.

Polls

(aaa)

A poll demanded on the election of a chairman or on a question of adjournment will be taken forthwith and without an intervening adjournment.

(bbb)

The demand for a poll and the carrying out of a poll will not, unless the chairman so rules, prevent the continuance of a meeting for the transaction of business other than that on which the poll is demanded.

(ccc)

On a poll a person entitled to more than one vote need not use all such votes or cast all the votes used in the same way.

Majority of Votes to Decide Questions

(ddd)

Except as otherwise required by these Articles. by the Company Act. or by other applicable law. a question arising at a meeting of members will be decided on a motion by a majority of the votes cast.

No Casting Vote

(eee)

In the case of an equality of votes. whether on a show of hands or on a poll, the chairman may not exercise a casting vote in addition to any other vote that the chairman may have exercised.

Chairman’s Rights

(fff)

The chairman, if a member. proxyholder or corporate representative, may move, propose or second-a resolution.

APPOINTMENT OF DIRECTORS

Number of Directors

(ggg)

The number of directors to be elected by the members will be such number, being not less than the minimum number required under the Company Act, as is from time to time determined by ordinary resolution at an annual general meeting or otherwise by special resolution.

Commencement of Term of Office

(hhh)

At each annual general meeting of the Company directors will be elected to hold office beginning at the termination, or earlier adjournment, of the meeting at which they are elected.

Election by Acclamation

(iii)

If the number of eligible persons nominated for election as directors is equal to or less than the number of directors to be elected. no vote will be required and those nominated will be deemed elected by acclamation, and if the number of eligible persons so nominated exceeds the number to be elected, voting on the election will be by a poll.

Eligibility of Retiring Director

(jjj)

A retiring director is eligible for re-election.

Termination of Office

(kkk)

The office of a person as a director will terminate

(i)

when that person dies or resigns,

(ii)

when that person is removed from office as provided in the Company Act,

(iii)

when that person ceases to be qualified as a director under the Company Act, or

(iv)

on the adjournment or termination of an annual general meeting at which a director is elected, and at which that person is not elected.

Casual Vacancies

(lll)

The board may appoint any individual qualified to act as a director to the board to fill a casual vacancy on the board, and where the number of remaining directors is not sufficient to constitute a quorum, the remaining directors may act for the purpose of filling the vacancies up to that number, but for no other purpose.

(mmm)

A vacancy resulting from an increase in the number of directors will be deemed not to be a casual vacancy unless, but will be deemed to be a casual vacancy if, the vacancy is not filled by the members at the meeting at which or concurrently with the passing of the consent resolution by which, the increase is authorized.

(nnn)

A vacancy on the board that has not otherwise been filled may be filled by an appointment made by ordinary resolution.

Additional Directors

(ooo)

The board may, between annual general meetings, appoint one or more additional directors of the Company, but the number of additional directors may not at any time exceed one third of the number of directors elected or appointed at the last annual general meeting of the Company.

Directors Who Are Not Members

(ppp)

A person who is not a member who becomes a director is deemed to have agreed to be bound by the provisions of these Articles to the same extent as a member.

Reimbursement of Expenses

(qqq)

A director will be paid such reasonable travelling, lodging, subsistence and other expenses as the director incurs in or about performing the duties of a director of the Company.

Remuneration

(rrr)

The remuneration of the directors may from time to time be fixed by the board, subject to any limitation established by ordinary resolution, and may, in the case of a director who is also an officer or employee of the Company, be in addition to any remuneration to which the director is entitled as such officer or employee.

(sss)

A director who performs a professional or other service for the Company that, in the opinion of the board, is outside the ordinary duties of a director, or is otherwise specially occupied in or about the Company’s business, may be paid a special remuneration to be fixed by the board or, at the option of the director, by ordinary resolution.

(ttt)

Remuneration of a director payable on a periodic basis will be deemed to accrue from day to day.

Payment on Retirement

(uuu)

Except as restricted by ordinary resolution, the board may cause the Company to pay a gratuity, pension or allowance on retirement to a director who has held a salaried office or position of profit with the Company, or to that director’s surviving spouse or dependants, and may make contributions to a fund for, and pay premiums for the purchase or provision of, any such gratuity, pension or allowance.

Appointment of Alternate Director

(vvv)

A director (in this Part called “appointor”) may appoint another director as the appointor’s alternate director.

When Appointment Effective

(www)

An appointment of an alternate will not be effective until an instrument in writing signed by the appointor, or a telegram, telex, telecopy, cable or other form of written communication transmitted in whole or in part by electronic means dispatched by the appointor, declaring the appointment, is received by the Company.

Revocation of Appointment

(xxx)

An appointor may revoke an appointment of the appointor’s alternate by notice of revocation in writing, telegram, telex, telecopy or cable delivered to the Company or other form of written communication transmitted in whole or in part by electronic means to the Company, or by appointing another alternate.

Termination of Appointment

(yyy)

The appointment of an alternate terminates if the appointor or the alternate ceases to be a director.

Multiple Appointments

(zzz)

A director may act as alternate for more than one other director and will be entitled at a meeting of the board, including a meeting held in accordance with Article 8.12, to cast one vote for each director for whom the director is the alternate in addition to any vote to which the director is otherwise entitled.

Determination of Quorum

(aaaa)

Unless otherwise determined by the board, in determining whether a quorum is present the appointor of an alternate will be deemed to be present if the alternate is present.

PROCEEDINGS OF DIRECTORS

Regulation of Meetings

(bbbb)

The directors may meet at such places and adjourn and otherwise regulate their meetings and proceedings as they see fit.

Who May Convene Meeting

(cccc)

A director may at any time, and the secretary upon the request of a director will, convene a meeting of the board.

Minimum Notice

(dddd)

Notice of a meeting of the board must be given to each director

(i)

at least four days before the time fixed for the meeting if a majority of the directors reside within a 75-mile radius of the place where the meeting is to be held, or

(ii)

otherwise, at least seven days before the time fixed for the meeting, or in either case, by such lesser period of time before the meeting as is reasonable in the circumstances.

Form of Notice

(eeee)

Notice of a meeting of the board may be given

(i)

orally, either personally or by telephone,

(ii)

in writing, either personally or by delivery through the post, telex, telecopy or telegraph, or by any other form of written communication transmitted by electronic means, or

(iii)

by any other means of communication in common usage.

(ffff)

When notice of a meeting of the board is given to a director other than orally, it must be addressed to the director at the director’s registered address, but a notice sent to any other address at the request of the director will not be invalid.

When Notice Not Required

(gggg)

No notice need be given to a director of a meeting of the board at which the director is appointed or which immediately follows a general meeting at which the director is elected or appointed.

Vacancy in the Board

(hhhh)

The board may act notwithstanding any vacancy in its body, so long as the number of directors in office is not reduced below the number fixed as the quorum of the board.

Quorum for Transaction of Business

(iiii)

The board may from time to time fix the quorum necessary for the transaction of business and until so fixed the quorum will be a majority of the number last determined under Article 7.1.

Chairman of the Board

(jjjj)

The chairman of the board, if any, or in the chairman’s absence or if there is no chairman of the board, the president, will be chairman of each meeting of the board, but if at a meeting neither the chairman of the board nor the president is, within 15 minutes after the time appointed for holding the meeting, present and willing to act; the directors present may by resolution choose one of their number to be chairman of the meeting.

Power of Directors Where Quorum Present

(kkkk)

A meeting of directors at which a quorum is present is competent to exercise all or any of the authorities, powers and discretions for the time being vested in or exercisable by the board generally.

Consent Resolutions

(llll)

A resolution of the board may be passed without an actual meeting of the board if the resolution is consented to in writing by all the directors, which consents may be in two or more counterparts.

Telephone Conference Meetings

(mmmm)

A meeting of directors may be held by telephone or other communications facilities that permit all participants in the meeting to hear each other; and a director who participates in the meeting by those means will be counted as present at the meeting.

Procedure at Meetings

(nnnn)

No resolution proposed at a meeting of the board need be seconded. and the chairman of the meeting is entitled to move or propose a resolution.

Determination of Questions

(oooo)

A question arising at a meeting of the board will be decided by a majority of votes, and in the case of an equality of votes the chairman may not exercise a casting vote in addition to any other vote that the chairman may have exercised.

Interested Directors

(pppp)

A director who is interested in a proposed contract or transaction or other business to be considered or conducted at a meeting of the board and who has disclosed that interest in accordance with the provisions of the Company Act will be counted in the quorum at a meeting of the board at which the proposed contract or transaction or such other business is considered, approved or otherwise acted on.

Appointment of Officers

(qqqq)

All appointments of officers will be made on such terms and conditions and at such remuneration, whether by way of salary, fee, commission, participation in profits, or otherwise, as the board determines, and every such appointment will be subject to termination at the pleasure of the board, but without prejudice to any right that may thereby arise under any contract.

Termination of Officer’s Appointment

(rrrr)

The appointment of a person as an officer will not terminate merely by reason that all or any of the members of the board by which the person was appointed have ceased to be directors, unless the person thereby ceases to be qualified for the office.

Powers of the Board

(ssss)

The board may exercise all such powers and do all such acts and things as the Company may exercise and do and that are not by these Articles or otherwise lawfully directed or required to be exercised or done by the Company in general meeting, but subject nevertheless to the provision of these Articles and all laws affecting the Company and to any rules, not inconsistent with these Articles, made from time to time by the Company in general meeting, but no such rule will invalidate a prior act of the board that would have been valid if the rule had not been made.

COMMITTEES OF THE BOARD

Delegation of Powers

(tttt)

The board may, on such terms as it sees fit, delegate any of its powers (except the powers to fill vacancies on the board, to appoint additional directors and to change the membership of or fill vacancies on a committee of the board) to one or more committees, each consisting of one or more directors, which will function in such manner consistent with these Articles as the board from time to time directs.

Exercise of Committee Powers

(uuuu)

The powers of a committee of directors may be exercised by a meeting at which a quorum is present or by a resolution consented to in writing by all members of the committee who would have been entitled to vote on the resolution at a meeting of the committee, which consents may be in two or more counterparts.

Telephone Conference Meetings

(vvvv)

A meeting of a committee may be held by telephone or other communications facilities that permit all participants in the meeting to hear each other, and a member of a committee participating in the meeting by those means will be counted as present at the meeting.

Quorum and Procedures at Meetings

(wwww)

Except as otherwise determined by the board,

(i)

the number of directors forming a quorum for a committee will be a majority of the number of directors constituting the committee immediately after the last director was appointed thereto,

(ii)

a question arising at a meeting of a committee will be determined by a majority of the votes cast thereon, and in the case of an equality of votes, the chairman of the meeting will not be entitled to a second or casting vote,

(iii)

each committee will meet and adjourn as it thinks proper and will have power to elect its chairman and to make rules for the conduct of its business, and

(iv)

a committee may act notwithstanding any vacancy in its body, so long as

(A)

the number of members of the committee in office is not reduced below the number fixed as the quorum for meetings of the committee, and

(B)

the number of directors in office is not reduced below the number fixed as a quorum of the board.

Minutes of Transactions

(xxxx)

Each committee will keep regular minutes of its transactions and will cause them to be recorded in books kept for that purpose, and will report them to the board as the board from time to time requires.

Audit Committee

(yyyy)

The board will elect annually from among its number an audit committee to be composed of not fewer than three directors of whom a majority will not be officers or employees of the Company or its affiliates.

(zzzz)

The audit committee will review the annual financial statements of the Company before, and will comment thereon when, such statements are submitted to the board for its approval.

BORROWING AND MORTGAGING

Borrowing Powers

(aaaaa)

The board may from time to time at its discretion authorize the Company to borrow any sum of money for the purposes of the Company and may raise or secure the repayment of such sum or the performance of any other obligation of the Company in such manner and upon such terms and conditions in all respects as the board thinks fit and, without limiting the generality of the foregoing, by the issue of bonds, debentures, or other instruments, or a mortgage or charge, whether specific or floating, or other security on the undertaking of the whole or any part of the property of the Company, both present and future, and by the pledging thereof.

Assignment of Securities

(bbbbb)

The board may make any such bond, debenture, or other instrument, mortgage or charge, or any other security, by its terms assignable free from any equity between the Company and the person to whom it is issued, or any other person who lawfully acquires it by assignment, purchase or otherwise.

Terms of Securities

(ccccc)

The board may authorize any such bond, debenture, or other instrument, mortgage, charge or other security to be issued at a discount, premium or otherwise, and with or subject to such special or other rights, privileges or restrictions as to redemption, surrender, drawings, allotment of or conversion into or exchange for shares or other securities, attendance at general meetings of the Company, and otherwise, as the board determines at or before or, subject to applicable law, after the time of issue.

SAFEGUARDING, INDEMNITY, ETC. OF DIRECTORS

Participation in Other Corporations

(ddddd)

A director of the Company may be or become a director, officer or shareholder of, or otherwise interested in, a corporation promoted by the Company or in which the Company is interested, as shareholder or otherwise, or a corporation that is a member of or otherwise interested in the Company, and will not be liable to account to the Company for any remuneration or other benefit received as a director or officer of, or from such interest in, such corporation.

Contracting with the Company

(eeeee)

A director may hold any office or position of profit in the Company in conjunction with such directorship for such. period and on such arrangement as to remuneration or otherwise as the board determines, and no director or proposed director is disqualified by that relationship from contracting with the Company either with regard to the director’s tenure of such other office or position of profit, or as vendor, purchaser or otherwise, nor is a director so contracting or being so interested liable to account to the Company for any profit realized by any such arrangement or contract by reason only that the director holds that office or of the fiduciary relationship thereby established.

Indemnity

(fffff)

The Company will indemnify every person who is or was a director of the Company or is or was serving at the request of the Company as a director of another corporation of which the Company is or was a shareholder, and will to the extent that the board determines indemnify any person who is or was an officer, employee or agent of the Company or is or was serving at the request of the Company as the officer, employee or agent of another corporation or a partnership, joint venture, trust or other enterprise, and the heirs and personal representatives of such person against all costs, charges and expenses actually incurred by such person. including an amount paid to settle an action or satisfy a judgment in a civil, criminal or administrative action or proceeding, whether brought by the Company, by such other corporation, partnership, joint venture, trust or other enterprise. or by any other person, to which such person is made a party by reason of having so been or having so served as a director, officer, employee or agent, if

(i)

such person acted honestly and in good faith with a view to the best interests of the Company or such other corporation, partnership, joint venture, trust or other enterprise, and

(ii)

in the case of a criminal or administrative action or proceeding, such person had reasonable grounds for believing that such person’s conduct was lawful, and the Company may also indemnify any such person or any other person in such other circumstances and to such extent as the law allows.

No Liability for Neglect of Others

(ggggg)

No director and, to the extent approved by the directors. no officer, employee or agent for the time being of the Company, will be liable for any act, receipt, neglect or default of any other director, officer, employee or agent, or for joining in any receipt or act for the sake of conformity, or for any loss, damage or expense sustained or incurred by the Company through the insufficiency or deficiency of title to any property acquired for or on behalf of the Company, or for the insufficiency or deficiency of any security in or on which any of the monies of or belonging to the Company are placed out or invested, or for any loss or damage arising from the bankruptcy, insolvency or wrongful act of any person. firm or corporation with whom or which any monies, securities or effects are lodged or deposited, or for any other loss, damage or misfortune whatsoever that happens in the execution of the duties of such person’s office or trust or in relation thereto, unless it happens by or through such person’s own  wilful neglect or default.

Reliance on Written Statements

(hhhhh)

The directors may rely on the accuracy of any statement of fact represented by an officer of the Company to be correct and on any statement in a written report of the auditor of the Company, and will not be liable for any loss or damage resulting from their authorizing payment of any dividend or otherwise acting or declining to act in good faith in reliance on any such statement.

Indemnification Insurance

(iiiii)

The directors may cause the Company to purchase and maintain insurance for the benefit of any person who is or may be entitled to indemnification under Article 11.3 against any expense or liability from which such person is or may be so entitled to be indemnified and may secure such right of indemnification by mortgage or other charge on all or any part of the real and personal property of the Company, and any action taken by the board under this Part will not require approval or confirmation by the members.

Application of this Part

(jjjjj)

The provisions of this Part are applicable only to the extent permissible by law and to the extent that they do not duplicate any right, indemnity or reimbursement that the person relying thereon has, or has received or will receive, otherwise than under this Part.

EXECUTION OF DOCUMENTS

Common Seal

(kkkkk)

12.1

The board may adopt a common seal for the Company and may, from time to time. adopt a new common seal, and will provide for the safe custody of the common seal

Official Seal

(lllll)

The Company may have an official seal for use in any other province, territory, state or country.

Use of Seals

(mmmmm)

     Neither the common seal nor an official seal will be impressed on any document or instrument except

(i)

pursuant to the authorization of a resolution of the board, which authorization may extend to the sealing of a particular document or instrument, one or more documents and instruments meeting a description, or to all documents and instruments to be executed under seal, or

(ii)

by the secretary or an assistant secretary for the purpose of certifying copies of or extracts from the Memorandum or Articles of the Company, minutes of meetings or resolutions of members or of the board or committees of the board or instruments executed or issued by the Company.

Facsimile Signatures

(nnnnn)

The signature of an officer or director of the Company that is, by authority of the board, printed, lithographed, engraved or otherwise reproduced upon any instrument or document (including a negotiable instrument) to be signed, executed or issued by the Company or by any of its officers or directors, and an instrument or document on which the signature of any such person is so reproduced, will be as valid as if the signature had been affixed manually by such person, and will be so valid notwithstanding that, at the time of the issue or delivery of the instrument or document, the person whose signature is so reproduced is deceased, has ceased to hold the office giving rise to such person’s authority or is otherwise incapacitated from personally signing the instrument or document.

Reproduction of Company Seal

(ooooo)

To enable the common seal of the Company to be affixed to an instrument or document (including a negotiable instrument), whether in definitive or interim form, on which a facsimile of the signature of a director or officer of the Company is, in accordance with these Articles, printed, lithographed, engraved or otherwise reproduced, there may be delivered to the person employed to engrave, lithograph or print the instrument or document one or more unmounted dies reproducing the Company’s seal and any two directors or officers of the Company may in accordance with these Articles authorize such person to cause the Company’s seal to be affixed to such instrument or document by the use of such a die.

DIVIDENDS

Declaration of Dividends

(ppppp)

Except as otherwise provided by special rights or restrictions attached to any shares, every dividend will be declared according to the number of shares held.

Payment of Dividends

(qqqqq)

A dividend may be declared and paid out of the retained earnings, profits or other income of the Company or out of any capital surplus, contributed surplus, appraisal surplus, share premium or any other surplus or surplus account of the Company, or as otherwise permitted by law.

No Notice Required

(rrrrr)

No notice of the declaration of a dividend need be given to any member, and no dividend will bear interest against the Company.

Non-Cash Dividends

(sssss)

A resolution declaring a dividend may direct payment of the dividend wholly or partly by the distribution of specific assets or of paid-up shares, rights, warrants, bonds, debentures or debenture stock of the Company, or in any one or more other ways, and the board may settle as it deems expedient any difficulty that arises in regard to the distribution and in particular may

(i)

fix the value for distribution of specific assets,

(ii)

determine that cash payments will be made to members on the footing of the values so fixed or in lieu of fractional shares, rights, warrants, bonds, debentures or debenture stock, in order to adjust the rights of all parties,

(iii)

vest any such specific assets in a trustee on such trusts for the persons entitled as the board deems expedient,

(iv)

determine which members are entitled to such assets, or cash payments in lieu of such assets, on any particular dividend so declared, and

(v)

determine the amount, by which the paid-up capital of the Company is to be increased by the issue of each share without par value so distributed.

Dividends Payable to Fiduciary

(ttttt)

The Company may retain a dividend payable on a share in respect of which a fiduciary is entitled to become a member until the fiduciary becomes the registered holder of the share, at which time the Company may pay such dividend to the fiduciary.

Method of Payment

(uuuuu)

A dividend or other monies payable in cash in respect of a share may be paid by cheque or warrant sent through the post to the registered holder of the share in like manner as provided in these Articles for the giving of notices, or to such person and to such address as the holder or joint holders, as the case may be, in writing direct.

Receipts

(vvvvv)

Anyone of two or more joint holders may give an effectual receipt for a dividend or other monies payable or assets distributed in respect of a share held by them as joint holders.

NOTICES

Methods of Giving Notice

(wwwww)

Except as otherwise provided herein, a notice may be given or a document delivered by the Company

(i)

to a member or director, either personally or by sending it through the post to the member or director in a prepaid letter, envelope or wrapper addressed to the member or director at the member’s or director’s registered address,

(ii)

to the joint holders of a share by giving the notice or delivering the document to the joint holder first named in the register of members in respect of the share, and

(iii)

to a person claiming entitlement to a share as a consequence of the death, bankruptcy or mental infirmity of a member by sending it through the post in a prepaid letter, envelope or wrapper addressed to such person by name, or by suitable title as representing the deceased, bankrupt or mentally infirm member, at the address, if any, supplied to the Company for the purpose by such person, or, until an address has been so supplied, by giving the notice or delivering the document in any manner in which it might have been given or delivered if the death, bankruptcy or mental infirmity had not occurred.

Deceased Member

(xxxxx)

A notice or document sent through the post to or left at the registered address of a member will, notwithstanding that the member is then deceased and whether or not the Company or its agent has notice of such decease, be deemed to have been duly given or delivered in respect of any share registered in the name of the member and will for all purposes of these Articles be deemed sufficiently given or delivered to the deceased member’s personal representative and to any person jointly interested with the member in any such share.

Waiver of Notice

(yyyyy)

A member (or a member’s duly appointed proxyholder or corporate representative), director, officer or auditor may waive the failure to give the member, director, officer or auditor notice, or to give the notice by a particular time, as required by the Company Act, these Articles, or otherwise, and such waiver, if given before the meeting or other event of which notice is required to be given, will cure any defect resulting from that failure.

(zzzzz)

A waiver referred to in Article 14.3 must be in writing except a waiver of notice of a meeting of members or of the board or of a committee of the board which may be given in any manner and, in the case of a meeting of the board or of a committee of the board, will be deemed to be given by a director with respect to all business transacted after the director first attends the meeting.

Exhibit 99.1

Risk Factors

The price of Imagis Technologies Inc.’s (the “Company” or “Imagis”) common shares is subject to the risks and uncertainty inherent in the Company’s business.  You should consider the following factors as well as other information set forth in this Quarterly Report, in connection with any investment in the Company’s common shares.  If any of the events described below as risks occur, the Company’s business, results of operations and financial condition could be adversely affected.  In such cases, the price of the Company’s common shares could decline, and you could lose all or part of your investment.

Although the Company believes that the expectations reflected in its forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance or achievements or other future events. Moreover, neither the Company nor anyone else assumes responsibility for the accuracy or completeness of its forward-looking statements. You should consider the Company’s forward-looking statements in light of the following risk factors and other information in this quarterly report. If any of the events described below actually occur, the Company’s business, results of operation and financial condition could differ from those projected in its forward-looking statements. The Company is under no duty to update any of its forward-looking statements after the date of the annual report. You should not place undue reliance on forward-looking statements.

Limited Operating History; History of Losses

The Company commenced operations in March 1998 and, therefore, has only a limited operating history upon which an evaluation of its business and prospects can be based. The Company and its predecessors incurred net losses of $4,058,857 and $6,951,393 in the years ended December 31, 2003 and December 31, 2002, respectively and $2,841,554 for the six months ended June 30, 2004 and $2,405,532 for the six months ended June 30, 2003.  The Company has never been profitable and there can be no assurance that, in the future, the Company will be profitable on a quarterly or annual basis.

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

Should the operating revenues fail to increase enough to provide sufficient cash flow to fund operations thereafter, the Company may require further financing. There is no assurance that the Company will be able to complete any financing or that any financing will be obtained on terms favourable to the Company.  The failure to obtain adequate financing could result in a substantial curtailment of Imagis’ operations.

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

Dependence on Marketing Relationships

The Company’s products are primarily marketed by its business partners. With the exception of the relationship with Imagis UK described below, the Company’s existing agreements with business partners are nonexclusive and may be terminated by either party without cause at any time. Such organizations are not within the control of the Company, are not obligated to purchase products from the Company and may also represent and sell competing products. There can be no assurance that the Company’s existing business partners will continue to provide the level of services and technical support necessary to provide a complete solution to its customers or that they will not emphasize their own or third-party products to the detriment of the Company’s products. The loss of these business partners, the failure of such parties to perform under agreements with the Company or the inability of the Company to attract and retain new business with the technical, industry and application experience required to market the Company’s products successfully could have a material adverse effect on the Company’s business, financial condition, operating results and cash flows.

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

Imagis UK Partnership

On July 31, 2004 the Company entered into an agreement with Centrom Limited (“Centrom”) of the United Kingdom to form a jointly owned subsidiary company Imagis Technologies UK Limited (“Imagis UK”). Imagis UK, a subsidiary of Centrom, will be the exclusive distributor of Imagis’ software products in the UK and a non-exclusive distributor on a world-wide basis. Imagis owns a 25% interest in Imagis UK in consideration of the grant of UK exclusivity, and Centrom has committed to provide £500,000 (approximately CDN$1.25 million) over the next two years to support the initial start-up costs of Imagis UK in consideration for a 75% ownership interest in Imagis UK. Centrom’s commitment will be met through a combination of cash and services, with the services portion to be provided at cost to Centrom without any mark-up. Included in the £500,000 commitment is a software licensing payment of £60,000 (approximately $150,000) which has been paid, representing sales by Imagis UK of approximately $250,000.

There can be no assurance that the relationships with Imagis UK and Centrom will prove to be successful in the future or will result in any material revenue for the Company.

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

iii.

Joint Venture Letter of Intent. Under this letter of intent, upon OSI’s establishment of a Brazilian entity to oversee marketing, sales, service and assembly and marketing of OSI’s products, in Brazil and the establishment of an office in Brazil, Imagis will invest US$250,000 for a 20% equity ownership in that entity. As at July 8, 2004 this agreement has expired and the Company no longer has any commitment under this Letter of Intent.

On March 20, 2003 the above agreements were amended as follows:i.

the strategic alliance agreement to develop and market integrated airport and security products with OSI was extended to December 31, 2004. The expenditure commitment was reduced to a minimum of US$125,000 on product development and the operation of an Airport Security Group to market the products.

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

Certain Shareholders May Exercise Control over Matters Voted Upon by the Company's Shareholders

Certain of the Company’s officers, directors and entities affiliated with the Company together beneficially owned a significant portion of the Company’s outstanding common shares as of June 30, 2004. While these shareholders do not hold a majority of the Company’s outstanding common shares, they will be able to exercise significant influence over matters requiring shareholder approval, including the election of directors and the approval of mergers, consolidations and sales of the Company’s assets. This may prevent or discourage tender offers for the Company’s common shares.

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

Exhibit 99.2

BC FORM 51-102F1

QUARTERLY REPORT

ISSUER DETAILS:

Name of Issuer	IMAGIS TECHNOLOGIES INC.
For Quarter Ended	June 30, 2004
Date of Report	August 13, 2004
Issuer Address	1630 – 1075 West Georgia Street Vancouver, British Columbia V6E 3C9
Issuer Fax Number	(604) 684-9314
Issuer Telephone Number	(604) 684-2449
Contact Name	Wayne Smith
Contact Position	Vice President Finance
Contact Telephone Number	(604) 684-2449
Contact Email Address	wayne.smith@imagistechnologies.com
Web Site Address	www.imagistechnologies.com

CERTIFICATE

THE THREE SCHEDULES REQUIRED TO COMPLETE THIS REPORT ARE ATTACHED AND THE DISCLOSURE CONTAINED THEREIN HAS BEEN APPROVED BY THE BOARD OF DIRECTORS.  A COPY OF THIS REPORT WILL BE PROVIDED TO ANY SHAREHOLDER WHO REQUESTS IT.

Clyde Farnsworth Name of Director	/s/Clyde Farnsworth Sign (typed)	04/08/13 Date Signed (YY/MM/DD)

Roy Trivett Name of Director	/s/ Roy Trivett Sign (typed)	04/08/13 Date Signed (YY/MM/DD)

Supplementary Information to the Financial Statements

Management’s Discussion and Analysis

As at August 13, 2004

Forward-looking information

Except for statements of historical fact, certain information contained herein relating to Imagis Technologies Inc. (the “Company” or “Imagis”) constitutes “forward-looking statements”. Forward-looking statements in this quarterly report include, but are not limited to, statements regarding growth in the Company’s software revenues related to the acceptance of the products acquired and developed from the acquisition of Briyante Software Corp. (“Briyante”) and the partnership with Centrom Limited (“Centrom”) the Company’s current and projected expense levels, the Company’s belief that it will achieve breakeven operations on an EBITDA basis during the last half of 2004 and the Company’s ability to fund its operations over the next six months.  You can also identify the forward-looking statement’s in this quarterly report by the Company’s use of the words such as “may,”  “will,”  “should,” “could,”  “expect,”  “plan,” “estimate,” “predict,” “potential,” “continue,” “believe,” “anticipate,” “intend,” “expect,” or the negative or other variations of these words, or other comparable words or phrases.

Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results or achievements of the Company to be materially different from any future results or achievements of the Company expressed or implied by such forward-looking statements.  Such factors include, but are not limited to the following: the Company’s limited operating history; the Company’s need for additional financing; the Company’s history of losses; the Company’s dependence on a small number of customers; risks involving new product development; competition; management of growth and integration; risks of technological change; the Company’s dependence on key personnel; risks involving lengthy sales cycles; the Company’s dependence upon marketing relationships and third-party suppliers; the Company’s ability to protect its intellectual property rights; risks associated with exchange rate fluctuations; risks of software defects; risks associated with product liability; the directors’ and officers’ involvement in other projects; risks associated with the partnerships with Imagis UK and Centrom Limited; the Company’s agreements with OSI Systems Inc. (“OSI”); risks associated with the strategic alliance with Sanyo Semiconductor Company and Intacta Technologies Inc. related to Zixsys, Inc.; risks associated with the acquisition of Briyante; the potential additional disclosure requirement for trades involving the issued common shares; the difficulty of enforcing civil liabilities against the Company or its directors or officers; risks associated with the Company’s restructuring activities; the volatility of the Company’s share price; risks associated with certain shareholders’ exercising control over certain matters; and the other risks and uncertainties described in Exhibit 99.1 to the Company’s Form 10QSB Quarterly Report, which are hereby incorporated by reference in this Quarterly Report.

Although the Company believes that expectations reflected in these forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance, achievements or other future events.  Moreover, neither the Company nor anyone else assumes responsibility for the accuracy and completeness of these forward-looking statements.  The Company is under no duty to update any of these forward-looking statements after the date of this report.  You should not place undue reliance on these forward-looking statements.

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

Results of Operations for the three months and six months ended June 30, 2004:

Revenues

Imagis’ total revenues for the three month period ended June 30, 2004 remained consistent at $317,085 compared to the prior year level of $317,829. The year to date revenues increased slightly to $603,140 over the prior year level of $595,337.

Revenues from the Company’s software products rose 12% to $211,079 for the current three month period as compared to $188,497 for 2003. Software revenues increased by 24% to $401,940 for the year to date over the prior year level of $324,480. This growth was seen across all product lines. Imagis expects that revenues will continue to increase during the latter half of 2004 as the new products acquired and developed as a result of the acquisition of Briyante gain increasing customer acceptance. In addition, the Company has entered into a partnership with a United Kingdom company described below.  See “Item 2Liquidity and Capital Resources”.  Management of the Company believes that this relationship has significant potential for the generation of revenue.

Support and services revenues were 21% lower at $101,920 for the three month period ended June 30, 2004 than in 2003 of $129,222. Support and services revenues for the year to date declined 26% to $195,008 over the prior year level of $263,241. The support revenues decreased as a result of a large support contract that expired during 2003 and was taken over by our business partner.

Other revenues for the three month period ended June 30, 2004 were $4,086, whereas comparable revenues of $110 were earned in the prior year. Other revenues declined by 19% for the year to date to $6,192 compared to $7,616 for 2003. These revenues were primarily earned through interest revenue and fluctuate with the Company’s cash balances.

Operating Costs

Operating expenses totalled $1,576,838 for the three month period ended June 30, 2004, which is 68% greater than the 2003 operating expenses of $938,260. The 2004 expenses include stock-based compensation of $68,054 due to the restructuring of Imagis’ employee stock option plan and $388,460 in amortization, which includes $322,713 in amortization costs for the intellectual property acquired in the Briyante acquisition. Excluding these non-cash charges the 2004 operating expenses total $1,120,324. The 2003 expenses include amortization of $61,304 and a $100,000 cost recovery of software consulting fees relating to sub-contracted work from 2002. Excluding these items, the operating expenses for 2003 were $976,956. The difference of $143,368 between 2004 and 2003 represents a 15% increase in operating expenses over the prior period. The increased costs over the prior period resulted from an increase in development expenditures and administration expenditures due to increased staffing levels and from a foreign exchange loss due to an increase in exchange rates.

Operating expenses totalled $3,444,694 for the six months ended June 30, 2004, which is 15% greater than the 2003 operating expenses of $3,000,869. The 2004 expenses include stock-based compensation of $782,984 due to the restructuring of Imagis’ employee stock option plan and $775,932 in amortization, which includes $645,426 in amortization costs for the intellectual property acquired in the Briyante acquisition. Excluding these non-cash charges the 2004 operating expenses total $1,885,778. The 2003 expenses include a one-time charge of USD$250,000 (CDN$366,950) incurred as a management fee owing to OSI in consideration of renegotiating the terms of the agreements with OSI, the $100,000 cost recovery described above, and amortization of $127,717. Excluding these items, the operating expenses for 2003 were $2,606,202.  The difference of $720,424 between 2004 and 2003 represents a 28% reduction in operating expenses over the prior year. The lower costs over the prior period resulted from significant decreases in the areas of administration, sales and marketing, and technical services. The operating expense rate had stabilized at approximately $3,200,000 per annum from July 2003 through March 2004. The current operating expense level is approximately $3,600,000 per year and is expected to increase to approximately $4,000,000 per year by the end of 2004 as a result of increased staffing levels required to meet increased demand for Imagis’ products and services. The increase in expenditure levels will only occur as the company receives increased levels of orders.

Administration

Administrative costs for the three month period ended June 30, 2004 were $576,308, which is 64% greater than for 2003 of $352,109. These costs include a stock based compensation charge of $68,054 in 2004. Excluding these charges, the administrative costs were $508,254 in 2004 versus $352,109 in 2003, which represents a 44% increase. This increase was due to increased staffing costs and a foreign exchange loss.  Administrative costs include staff salaries and related benefits and travel, stock based compensation, consulting and professional fees, facility and support costs, shareholder, regulatory and investor relations costs.

Administrative costs for six months ended June 30, 2004 were $1,510,792, which is 16% greater than for 2003 of $1,303,760. These costs include the stock based compensation charge of $782,984 in 2004 and the one-time management fee of USD$250,000 (CDN$366,950) in 2003 described above. Excluding these charges, the administrative costs were $727,808 in 2004 versus $936,810 in 2003, which represents a 22% reduction.  The current level of administrative cost is expected to remain the same for the balance of 2004.

Bad Debt Expense

As of June 30, 2004, there were no bad debts incurred in 2004. The bad debt expense for the three month period ended June 30, 2003 of $3,858 consisted of a single customer that defaulted on payment for a software license. The bad debt expense for the six month period ended June 30, 2003 of $45,932 consisted of $45,549 to a single customer that defaulted on payment for a software license.

Interest and Amortization

The interest expense for the three month period ended June 30, 2004 of $10,114, which is 21% less than for 2003 of $12,861, is primarily due to interest charged on various supplier accounts. The increase in amortization expense is due to the amortization expense of $322,713 associated with the acquisition of the intellectual property of Briyante

The increase in interest expense of $2,305 for the six months ended June 30, 2004 over the prior year level is primarily due to interest charged on various supplier accounts. The increase in amortization expense is due to the amortization expense of $645,126 associated with the acquisition of the intellectual property of Briyante.

Sales and Marketing

Sales and marketing expenses for the three month period ended June 30, 2004 were $276,167 and were 13% lower than in 2003 of $315,990. Sales and marketing expenses for the six month period ended June 30, 2004 were $476,009 and were 47% lower than in 2003 of $889,986. Imagis significantly decreased its sales team after March 31, 2003 and streamlined its associated travel and marketing costs as part of its strategy of utilizing a more targeted marketing and sales strategy. No further decreases are currently contemplated. Sales and marketing costs will be increased if management identifies specific opportunities that require an increase in resources but only in the event that identifiable revenues exist.

Technology Development

The technology development expenses for the three month period ended June 30, 2004 were $253,440 and the 2003 costs were $85,948. Technology development expenses in 2003 included the one-time $100,000 cost recovery described above. Excluding this recovery, the 2004 expense level was 36% higher than the 2003 level. The technology development expenses for the six month period ended June 30, 2004 were $516,124, which is 11% higher than the 2003 costs excluding the cost recovery. Technology development expenses were reduced during the second and third quarters of 2003 and then increased back to current levels with the addition of staff associated with the Briyante acquisition. Management expects that the increased revenues achieved as a result of the sale of new products acquired with Briyante will more than offset the increased costs. Management believes that continuing to invest in technology advancements is crucial to the future success of Imagis.

Technical Services

Costs for the technical services group for the three month period ended June 30, 2004 were $72,349, which is 32% lower than the comparable 2003 costs of $106,190. Costs for the technical services group for the six month period ended June 30, 2004 were $144,341, which is 42% lower than the comparable 2003 costs of $246,778. The technical services group generally assists the Company’s strategic partners in their installation of Imagis’ products and also provides clients with any technical support they may require under annual support contracts, and includes primarily costs for salaries, facilities and travel. The reduction is due to cost reductions in all areas. Costs for future quarters will be dependent on the sales levels achieved by the Company.

Net Loss for the Period

Overall, the Company incurred a net loss for the three month period ended June 30, 2004 of $1,259,753 or $0.09 per share, which is 103% higher than the net loss incurred during the three months ended June 30, 2003 of $620,431 or $0.14 per share. The loss per share figure for 2003 has been adjusted to take into account the Company’s share consolidation that occurred in November of 2003. Adjusting the loss to take into account the non-cash and one-time expenses described above, the losses become $803,239 for 2004 and $659,127 for 2003, representing a 22% increase.

The Company incurred a net loss for the six month period ended June 30, 2004 of $2,841,554 or $0.25 per share, which is 18% larger than the net loss incurred during the period ended June 30, 2003 of $2,405,532 or $0.54 per share. The loss per share figure for 2003 has been adjusted to take into account the Company’s share consolidation that occurred in November of 2003. Adjusting the loss to take into account the non-cash and one-time expenses described above, the losses become $1,282,638 for 2004 and $2,010,865 for 2003, representing a 36% reduction. The current rate of loss represents slightly less than $214,000 per month and management believes that the Company will be able to achieve break even operations on an EBITDA basis during the latter half of 2004.

Summary of Quarterly Results

	Q2 - 2004	Q1 - 2004	Q4 - 2003	Q3 - 2003	Q2 - 2003	Q1 - 2003	Q4 - 2002	Q3 – 2002

Total Revenue	$317,085	286,055	263,793	496,612	317,829	277,508	289,774	679,509
Loss	(1,259,753)	(1,581,801)	(959,283)	(694,042)	(620,431)	(1,785,101)	(2,510,652)	(1,643,367)
Net loss per share	(0.09)	(0.14)	(0.15)	(0.15)	(0.13)	(0.40)	(0.62)	(0.40)

The Company’s changes in its Net Losses per quarter fluctuate according to the volume of sales. As the Company currently has a small number of customers generating the majority of its revenues there is no consistency from one quarter to the next and past quarterly performance is not considered to be indicative of future results. The Company has significantly reduced its operating expenses during the period from Q3 2002 through Q3 2003, which also has a large impact on the comparative loss figures. The Company is not aware of any significant seasonality affecting its sales.

Liquidity and Capital Resources

The Company’s cash on hand at the beginning of the three month period ended June 30, 2004 aggregated $34,946. During the period, the Company received additional net funds of $1,189,150 in share subscriptions for a private placement that was closed on April 28, 2004. The Company also settled $688,404 in debt through the issuance of common shares. These transactions are described below.

The Company used these funds primarily to finance its operating loss for the period. The impact on cash of the loss of $1,259,753, after adjustment for non-cash items and changes to other working capital accounts in the period, resulted in a negative cash flow from operations of $1,044,551. The Company also repaid capital leases of $6,035 and purchased capital assets of $10,770, overall the Company’s cash position increased by $127,794 to $162,740 at June 30, 2004.

The Company’s cash on hand at the beginning of the six month period ended June 30, 2004 aggregated $86,227. During the period, the Company received additional net funds of $1,534,150 in share subscriptions for a private placement that was closed on April 28, 2004. The Company also settled $688,404 in debt through the issuance of common shares. These transactions are described below.

The Company used these funds primarily to finance its operating loss for the period. The impact on cash of the loss of $2,841,554, after adjustment for non-cash items and changes to other working capital accounts in the period, resulted in a negative cash flow from operations of $1,435,079. The Company also repaid capital leases of $11,788 and purchased capital assets of $10,770, overall the Company’s cash position increased by $76,513 to $162,740 at June 30, 2004.

The Company completed a private placement consisting of 4,007,875 units (“Units”) at $0.40 per Unit. Each Unit consists of one common share and one common share purchase warrant (a “Warrant”).  Each Warrant entitles the holder to acquire one additional common share in the capital of Imagis at an exercise price of $0.50 until April 28, 2005 or at $0.75 from April 29, 2005 until April 28, 2006. The common shares and Warrants are subject to a four month hold period that expires on August 28, 2004. Finders’ fees of $69,000 in cash were paid on the portion of the private placement conducted outside the United States. After subtracting the finders’ fess, the total net proceeds to Imagis were $1,534,150, of which $345,000 were recorded in share subscriptions as at March 31, 2004.

Concurrently with the private placement, the Company settled $688,404 in debt included in accounts payable as at March 31, 2004 through the issuance of 1,708,509 common shares and 393,284 common share purchase warrants (a “Debt Warrant”). Each Debt Warrant entitles the holder to acquire one additional common share in the capital of Imagis at an exercise price of $0.50 until April 29, 2005 or at $0.75 from April 30, 2005 until April 29, 2006. Debt settled with related parties and formerly related parties totaled $526,090 through the issuance of 1,315,225 common shares with no Debt Warrants. The common shares and Debt Warrants are subject to a four month hold period that expires on August 29, 2004.

Management of the Company believes that the funds received through the private placement combined with operating revenues and the reduction in liabilities achieved through the debt settlement will provide sufficient cash flow to fund the Company’s operation for at least the next six months, based on the current level of orders that the Company has received. Subsequent to June 30, 2004, the Company entered into an agreement with Centrom Limited (“Centrom”) of the United Kingdom to form a jointly owned subsidiary company Imagis Technologies UK Limited (“Imagis UK”). Imagis UK, a subsidiary of Centrom, will be the exclusive distributor of Imagis’ software products in the UK and a non-exclusive distributor on a world-wide basis. Imagis owns a 25% interest in Imagis UK in consideration of the grant of UK exclusivity, and Centrom has committed to provide £500,000 (approximately $1.25 million) over the next two years to support the initial start-up costs of Imagis UK in consideration for a 75% ownership interest in Imagis UK. Centrom’s commitment will be met through a combination of cash and services; the services portion to be provided at cost to Centrom without any mark-up. Included in the £500,000 commitment is a software licensing payment of £60,000 (approximately $150,000) which has been paid, representing sales by Imagis UK of approximately $250,000.

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

Contractual Obligations

The Company is committed to the following operating lease payments over the next four years:

Year	Equipment	Building	Total

2004	$24,528	$121,350	$145,878
2005	3,361	60,675	64,036
2006	2,928	-	2,928
2007	1,708	-	1,708

	$32,525	$182,025	$214,550

The Company has entered into the following commitments with a company formerly related to the Company by virtue of having a director in common:

(a)

the Company has entered into a strategic alliance to develop and market integrated airport and security products with the related company.  The Company has committed to expend a minimum of USD$125,000 on product development and the operation of an Airport Security Group to market the products, prior to December 31, 2004.  As at June 30, 2004, the Company has incurred USD$48,350 in expenditures on product development.

(b)

the Company has committed to engage the related company to provide software development services.  The Company has agreed to expend a minimum of USD$125,000, based on hourly rates charged at 85% of fair market value, prior to December 31, 2004.  No amounts have been expended to June 30, 2004.

(c)

the Company has entered into a Letter of Intent to form a joint venture for the purpose of establishing a manufacturing and marketing operation in Brazil.  The Company has agreed to invest USD$250,000 cash in the joint venture in order to acquire a 20% interest.  This investment is contingent upon the Company’s joint venture partner fulfilling certain obligations prior to July 8, 2004. As at July 8, 2004 the joint venture partner had not fulfilled its obligations consequently the Company no longer has any commitment.

Off-Balance Sheet Arrangements

At June 30, 2004 the Company did not have any off-balance sheet arrangements.

Transactions with Related Parties

At June 30, 2004, accounts payable and accrued liabilities included $109,987 (at December 31, 2003 - $418,258) owed by the Company to directors and officers and companies controlled by directors and officers of the Company.  These amounts are unsecured, non-interest bearing and payable on demand.  At June 30, 2004, accounts payable and accrued liabilities included $359,236 (at December 31, 2003 - $372,442) owed by the Company to companies formerly related by virtue of having a director or officer in common with the Company.

Other Management Discussion & Analysis Requirements

(a)

Additional information relating to the Company, including the Company’s Annual Information Form, is on available on SEDAR at www.sedar.com.

(b)

The outstanding share data as at August 13, 2004 has not changed from the outstanding share data as at June 30, 2004 as disclosed in the Notes to the Financial Statements.