Form 10QSB
period 2004-09-30
IMAGIS TECHNOLOGIES INC
filed 2004-11-15
CIK 1088393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_______________

FORM 10-QSB

_______________

(Mark One)

☒

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

(604) 684-2449
(Issuer's telephone number)

_______________

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

As of November 13, 2004, 15,718,416 common shares of the Issuer were issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

IMAGIS TECHNOLOGIES INC.

FORM 10-QSB

For the Quarterly Period Ended September 30, 2004

NOTE REGARDING FORWARD-LOOKING STATEMENTS

Except for statements of historical fact, certain information contained herein constitutes “forward-looking statements,” within Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  In some cases, you can identify the forward-looking statement’s by Imagis Technologies Inc.’s (“Imagis” or the “Company”) use of the words such as “may,” “will,” “should,” “could,” “expect,” “plan,” “estimate,” “predict,” “potential,” “continue,” “believe,” “anticipate,” “intend,” “expect,” or the negative or other variations of these words, or other comparable words or phrases.  Forward-looking statements in this report include the Company’s expectation that revenues will increase during the fourth quarter of 2004 and first quarter of 2005; the potential revenues to be generated through the Company’s partnership with Centrom Limited, the sale of new products acquired through the acquisition of Briyante Software Corp. (“Briyante”); and new contracts to be entered into the near future; and the Company’s future operating expense levels.

Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results or achievements of the Company to be materially different from any future results or achievements of the Company expressed or implied by such forward-looking statements.  Such factors include, but are not limited to the following: the Company’s limited operating history; the Company’s need for additional financing; the Company’s history of losses; the Company’s dependence on a small number of customers; risks involving new product development; competition, the Company’s dependence on key personnel; risks involving lengthy sales cycles; dependence on marketing relationships; the Company’s ability to protect its intellectual property rights; risks associated with exchange rate fluctuations; risks of software defects; risks associated with product liability; risks associated with the partnerships with Imagis UK Limited (“Imagis UK”) and Centrom Limited (“Centrom”); the Company’s agreements with OSI Systems Inc. (“OSI”); risks associated with the strategic alliance with Sanyo Semiconductor Company and Intacta Technologies Inc. related to Zixsys, Inc.; the potential additional disclosure requirement for trades involving the issued common shares; the difficulty of enforcing civil liabilities against the Company or its directors or officers under United States federal securities laws; the volatility of the Company’s share price; risks associated with certain shareholders’ exercising control over certain matters; and the other risks and uncertainties described in Exhibit 99.1 to this Quarterly Report.

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

All dollar amounts in this quarterly report are expressed in Canadian dollars, unless otherwise indicated.

PART 1 – FINANCIAL INFORMATION

Item 1.   Financial Statements

The Company’s financial statements for the three and nine month period ended September 30, 2004 are included in response to Item 1 and have been compiled by management.  The financial statements should be read in conjunction with Management’s Discussion and Analysis or Plan of Operations (Part 1, Item 2) and other financial information included elsewhere in this Form 10-QSB.

IMAGIS TECHNOLOGIES INC. BALANCE SHEETS AS AT SEPTEMBER 30, 2004 AND DECEMBER 31, 2003 (expressed in Canadian dollars)
	September 30, 2004 (Unaudited)	December 31, 2003
ASSETS
Current assets
Cash and cash equivalents	$68,760	$86,227
Accounts receivable	152,699	459,435
Accrued revenue receivable	27,000	27,000
Prepaid expenses and deposit	36,732	27,836
	285,191	600,498
Equipment (note 4)	158,693	254,933
Investment (note 5)	1	-
Intellectual property (note 6)	2,779,228	3,747,367
Other assets (note 7)	102,653	181,309

	$3,325,766	$4,784,107
LIABILITIES AND SHAREHOLDERS’ DEFICIENCY
Current liabilities
Accounts payable and accrued liabilities	$1,319,383	$2,194,808
Deferred revenue	140,915	130,998
Capital lease obligations	26,215	24,762
	1,486,513	2,350,568
Long-term liabilities
Capital lease obligations	3,914	19,171
Shareholders' deficiency
Share capital (note 8)	24,635,662	21,528,421
Special warrants (note 8)	758,053	1,642,740
Share Subscription (note 8)	325,000
Contributed surplus	1,505,267	444,093
Deficit	(25,388,643)	(21,200,886)
	1,835,339	2,414,368
	$3,325,766	$4,784,107

See accompanying notes to financial statements.

IMAGIS TECHNOLOGIES INC. STATEMENTS OF OPERATIONS AND DEFICIT FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003 (expressed in Canadian dollars) (Unaudited – Prepared by Management)

	Three months ended September 30		Nine months ended September 30
	2004	2003	2004	2003

Revenues:
Software sales	$27,946	$361,533	$429,886	$686,013
Support and services	74,603	135,010	269,611	398,251
Other	265	69	6,457	7,685
	102,814	496,612	705,954	1,091,949

Expenses:
Administration	485,315	372,689	1,996,107	1,676,449
Amortization	399,672	53,743	1,175,604	181,460
Bad debt expense	-	71,501	-	117,433
Cost of materials	-	200,926	-	203,940
Interest	3,813	22,773	25,309	41,964
Sales and marketing	290,956	249,070	766,965	1,139,056
Technology development	186,640	141,331	702,764	505,822
Technical services	82,621	78,621	226,962	325,399
	1,449,017	1,190,654	4,893,711	4,191,523

Loss for the period	(1,346,203)	(694,042)	(4,187,757)	(3,099,574)

Deficit, beginning of period	(24,042,440)	(19,547,561)	(21,200,886)	(17,142,029)

Deficit, end of period	$(25,388,643)	$(20,241,603)	$(25,388,643)	$(20,241,603)

Loss per share – basic and diluted	$(0.09)	$(0.15)	$(0.32)	$(0.67)

Weighted average number of shares outstanding	15,718,416	4,698,382	12,973,332	4,614,811

See accompanying notes to financial statements.

IMAGIS TECHNOLOGIES INC. STATEMENTS OF CASH FLOWS FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2004 AND 2003 (expressed in Canadian dollars) (Unaudited – Prepared by Management)

	Three months ended September 30		Nine months ended September 30
	2004	2003	2004	2003
Cash provided by (used in):

Operations:
Loss for the period	$(1,346,203)	$(694,042)	$(4,187,757)	$(3,099,574)
Items not involving cash:
Amortization	399,672	53,743	1,175,604	181,460
Stock-based compensation	278,188	(689)	1,061,172	(7,019)
Gain on settlement of accounts payable	-	-	(27,287)	-
Accrued interest	-	13,952	-	23,072
Changes in non-cash operating working capital:
Accounts receivable	263,363	(312,366)	306,736	(239,203)
Accrued revenue receivable	-	85,277	-	-
Prepaid expenses	(19,987)	6,153	(8,896)	57,380
Accounts payable and accrued liabilities	30,003	727,437	(159,734)	1,798,292
Deferred revenue	(202)	(78,260)	9,917	(206,529)
	(395,166)	(198,795)	(1,830,245)	(1,492,121)
Investments:
Purchase of equipment	(17,440)	(1,134)	(28,210)	(8,195)
Deferred acquisition costs	-	-	-	(231,674)
	(17,440)	(1,134)	(28,210)	(239,869)
Financing:
Cash received for credit facility	-	12,908	-	515,622
Repayments of credit facility	-	-	-	(46,384)
Issuance of common shares for cash	-	-	1,603,150	296,038
Cash share issue costs	-	(2,031)	(69,000)	(2,031)
Issuance of special warrants for cash	-	50,000	-	50,000
Subscriptions received	325,000	28,500	325,000	28,500
Cash advances received	-	115,000	-	324,924
Cash received for debentures	-	-	-	75,000
Capital lease repayments	(6,374)	(5,228)	(18,162)	(14,865)
	318,626	199,149	1,840,988	1,226,804

IMAGIS TECHNOLOGIES INC. STATEMENTS OF CASH FLOWS (continued) FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003 (expressed in Canadian dollars) (Unaudited – Prepared by Management)
	Three months ended September 30		Nine months ended September 30
	2004	2003	2004	2003
Increase (decrease) in cash	(93,980)	(780)	(17,467)	(505,186)
Cash and cash equivalents, beginning of period	162,740	43,425	86,227	547,831
Cash and cash equivalents, end of period	$68,760	42,645	68,760	$42,645

Supplementary information and disclosures:
Issuance of common shares on conversion of special warrants	$-	-	$898,024	$-
Issuance of common shares for settlement of debt	-	-	688,404	-
Finders fee recorded on issuance of common shares on conversion of special warrants	-	-	13,337	-
Interest paid	-	8,821	-	18,892
Conversion of debentures payable to share subscription	-	(75,000)	-	(75,000)
Equipment acquired under capital lease	4,359	-	4,359	3,440
Investment acquired for grant of exclusivity	1	-	1	-

See accompanying notes to financial statements.

1.

Operations:

Imagis Technologies Inc. (the “Company”) was incorporated under the Company Act (British Columbia) on March 23, 1998. The Company operates in a single segment, being the development and sale of software applications and advanced biometric facial recognition software solutions.

These financial statements have been prepared on a going concern basis which includes the assumption that the Company will be able to realize its assets and settle its liabilities in the normal course of business.  At September 30, 2004, the Company has a working capital deficiency of $1,201,322.  For the nine month period ended September 30, 2004, the Company has incurred a loss from operations of $4,187,757 and a deficiency in operating cash flow of $1,830,245.  In addition, the Company has incurred significant operating losses and net utilization of cash in operations in all prior periods. Accordingly, the Company will require continued financial support from its shareholders and creditors until it is able to generate sufficient cash flow from operations on a sustained basis. Failure to obtain ongoing support of its shareholders and creditors may make the going concern basis of accounting inappropriate, in which case the Company’s assets and liabilities would need to be recognized at their liquidation values. These financial statements do not include any adjustment due to this going concern uncertainty.

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

(i)

Stock-based compensation:

The Company has a stock-based compensation plan, which is described in note 8.  Subsequent to January 1, 2003, the Company accounts for all stock-based payments to employees and non-employees using the fair value based method.  Under the fair value based method, stock-based payments are measured at the fair value of the equity instruments issued.

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

Prior to January 1, 2003, the Company followed the settlement method of accounting for employee stock options.  The fair value method was used for non-employee grants made in the year ended December 31, 2002 and the settlement method for grants made prior to that date. Had compensation expense for employees been determined based on the fair value method, the Company’s net loss and net loss per share for the three month and nine month periods ended September 30, 2004 and 2003, would have been adjusted to the pro forma amounts indicated below:

	Nine months ended September 30,
	2004	2003

Net loss – as reported	$(4,187,757)	(3,099,574)
Net loss – pro forma	(4,187,757)	(3,897,907)

Net loss per share – as reported	$(0.32)	(0.67)
Net loss per share – pro forma	(0.32)	(0.84)

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

(j)

Loss per share:

Loss per share is calculated using the weighted average number of shares outstanding during the reporting period.  This average includes common shares issued in a reporting period from their date of issuance.  Diluted per share amounts are calculated by the treasury stock method whereby the assumed proceeds of dilutive exercisable instruments are applied to repurchase common shares at the average market price for the period.  The resulting net issuance is included in the weighted average number for purposes of the diluted per share calculation.  As all outstanding shares and warrants are anti-dilutive, there is no difference between basic and diluted loss per share.  Loss per share and weighted average number of shares outstanding for the comparative periods ending September 30, 2003 have been restated to take into account the share consolidation completed during 2003 (note 8(b)).

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

4.

Equipment:

		Accumulated	Net book
At September 30, 2004	Cost	amortization	value

Computer hardware	$374,480	$312,182	$62,298
Furniture and fixtures	133,159	66,281	66,878
Software	130,444	126,075	4,369
Telephone Equipment	6,761	1,148	5,613
Tradeshow Equipment	64,897	45,362	19,535
Leasehold Improvements	734	734	0

	$710,475	$551,782	$158,693

		Accumulated	Net book
At December 31, 2003	Cost	amortization	value

Computer hardware	$419,263	$282,389	$136,874
Furniture and fixtures	165,373	86,380	78,993
Software	139,812	137,364	2,448
Telephone Equipment	19,178	12,550	6,628
Tradeshow Equipment	64,897	35,627	29,270
Leasehold Improvements	2,482	1,762	720

	$811,005	$556,072	$254,933

5.

Investment

On July 31, 2004 the Company entered into an agreement with a United Kingdom (“UK”) company to form a jointly owned subsidiary company Imagis Technologies UK Limited (“Imagis UK”). Imagis UK is the exclusive distributor of Imagis’ software products in the UK and a non-exclusive distributor on a world-wide basis. The Company owns a 25% interest in Imagis UK in consideration of the grant of UK exclusivity, and the UK company has committed to provide £500,000 (approximately $1.25 million) over the next two years to support the initial start-up costs of Imagis UK in consideration for a 75% ownership interest in Imagis UK. The Company’s initial investment in Imagis UK has been recorded at a nominal amount of $1 and the Company’s share of Imagis UK’s income will be accounted for on an equity accounted basis. Imagis UK’s operations are in the start-up phase and there has been no significant gain or loss to date.

6.

Intellectual property:

			Accumulated	Net book
	At September 30, 2004	Cost	amortization	value

	Intellectual property	$3,872,551	$1,093,323	$2,779,228

			Accumulated	Net book
	At December 31, 2003	Cost	amortization	value

	Intellectual property	$3,872,551	$125,184	$3,747,367

7.	Other assets:

			Accumulated	Net book
	At September 30, 2004	Cost	amortization	value

	Patents	$78,227	$41,287	$36,940
	License	236,396	170,683	65,713

		$314,623	$211,970	$102,653

			Accumulated	Net book
	At December 31, 2003	Cost	amortization	value

	Patents	$78,227	$21,730	$56,497
	License	236,396	111,584	124,812

		$314,623	$133,314	$181,309

8.

Share capital:

(a)

Authorized:

100,000,000 common shares without par value

50,000,000 preferred shares without par value, non-voting, issuable in one or more series

(b)

Issued

	Number
	of shares	Amount

Balance, December 31, 2002	4,522,414	$17,361,118

Issued during year for cash:
Options exercised	43,446	129,370
Warrants exercised	29,630	166,668
Issued in settlement of accounts payable	209,261	236,931
Issued for acquisition of Briyante Software	4,040,406	3,636,365
Share issuance costs	--	(2,031)

Balance, December 31, 2003	8,845,157	21,528,421

Issued during year for cash:
Private Placement	4,007,875	1,603,150
Issued in settlement of accounts payable	1,708,509	688,404
Issued on conversion of special warrants	1,156,875	898,024
Share issuance costs	--	(82,337)

Balance, September 30, 2004	15,718,416	$24,635,662

On November 21, 2003, the Company consolidated its common shares on a one new share for each 4.5 old shares basis.  The table above gives effect to the share consolidation on a retroactive basis.

8.

Share capital cont’d:

 (c)

Special warrants:

During October and November 2003, the Company sold a total of 9,796,087 Special Warrants at $0.1725 per Special Warrant in a series of four tranches.  Cash proceeds of $899,075 less commissions of $39,757 were received for the sale of 5,212,029 Special Warrants and 4,584,058 Special Warrants were issued in settlement of $790,750 in debt.  Each Special Warrant is exercisable, for no additional consideration, into Units consisting of 0.2222 common shares and 0.2222 share purchase warrants, with the exception of 1,002,899 Special Warrants issued to insiders of the Company.  The Units issued to insiders of the Company are exercisable into 0.2222 common shares with no share purchase warrant.  Each whole warrant entitles the holder for two years from the date of issue of the Special Warrants to acquire one additional common share at an exercise price of $1.04 per share in the first year and $1.14 per share in the second year.  The Special Warrants are convertible at the holders’ option at any time for an eighteen month period and will convert automatically at the end of the eighteen months.  The Company will not be required to meet any conditions prior to conversion.  Finder’s fees of $39,758 cash and 38,641 in broker’s warrants exercisable at $1.04 per share were paid.  The brokers’ warrants are exercisable until October 30, 2004 and have been recorded at the fair value as at the date of issue of $7,327 as a reduction in the proceeds of the Special Warrants and an increase in Contributed Surplus.  As at September 30, 2004, 1,156,875 Units have been issued on conversion of the Special Warrants which resulted in the issuance of 1,156,875 common shares and 1,156,875 share purchase warrants.

(d)

Shares subscribed

As at September 30, 2004 the Company had received share subscriptions of $325,000 to be applied to a private placement that has not been completed. The private placement will consist of up to $1.5 million in units priced at $0.40 per unit. Each unit will consist of one common share and one warrant to purchase one common share at $0.50 for one year or at $0.75 for a second year. The private placement is subject to regulatory approval.

8.

Share capital cont’d:

(e)

Warrants:

At December 31, 2003, and September 30, 2004, the following warrants were outstanding:

(f)

Options:

The Company has a stock option plan that was approved at the Company’s AGM on June 18, 2004.  Under the terms of the plan the Company may reserve up to 3,347,690 common shares for issuance under the plan.  The Company has granted stock options to certain employees, directors, advisors, and consultants.  These options are granted for services provided to the Company.  All options granted prior to November 25, 2003, expire five years from the date of grant with the exception of 22,222 options issued during 2002 to a consultant that expire two years from the date of grant.  All options granted subsequent to November 25, 2003, expire 3 years from the date of the grant.  All options vest one-third on the date of the grant, one-third on the first anniversary of the date of the grant and one-third on the second anniversary of the date of the grant.  On November 25, 2003, all stock options along with the Company’s outstanding shares were consolidated on a 1 new option for 4.5 old options basis.  During the period ended September 30, 2004 all options outstanding as at December 31, 2003 were repriced to $0.78. A summary of the status of the Company’s stock options at September 30, 2004 and December 31, 2003 and changes during the periods ended on those dates is presented below:

8.

Share capital cont’d:

September 30, 2004

December 31, 2003

Weighted average

Weighted average

Shares

exercise price

Shares

exercise price

Outstanding, beginning of period

770,294

$ 5.26

668,198

$ 7.56

Repriced to $0.78

-

(4.48)

-

-

Granted

2,540,925

0.60

421,557

1.51

Exercised

-

-

(43,446)

2.97

Cancelled

(273,864)

0.78

(276,015)

11.70

Outstanding, end of period

3,037,355

$ 0.63

770,294

$ 5.26

The following table summarizes information about stock options outstanding at September 30, 2004:

	September 30, 2004		December 31, 2003
	Weighted average		Weighted average
	Shares	exercise price	Shares	exercise price

Outstanding, beginning of period	770,294	$5.26	668,198	$7.56
Repriced to $0.78	-	(4.48)	-	-
Granted	2,540,925	0.60	421,557	1.51
Exercised	-	-	(43,446)	2.97
Cancelled	(273,864)	0.78	(276,015)	11.70

Outstanding, end of period	3,037,355	$0.63	770,294	$5.26

The following table summarizes information about stock options outstanding at September 30, 2004:

Options outstanding			Options exercisable
	Number			Number
	outstanding	Weighted	Weighted	exercisable,	Weighted
	September 30,	remaining	average	September 30,	average
Exercise price	2004	contractual life	exercise price	2004	exercise price

$0.40	1,148,932	2.88	$0.40	382,951	$0.40
$0.41	18,000	2.73	$0.41	6,000	$0.41
$0.45	15,000	2.67	$0.45	5,000	$0.45
$0.55	10,000	2.59	$0.55	3,333	$0.55
$0.66	155,555	2.42	$0.66	51,847	$0.66
$0.78	1,689,868	2.23	$0.78	919,133	$0.78

	3,037,355	2.50	$0.63	1,368,264	$0.67

The weighted average fair value of employee stock options granted during the period ended September 30, 2004 was $0.60(2003: $NIL) per share purchase option. The weighted average fair value of employee stock options repriced during the period ended September 30, 2004 was $0.52 (2003: $NIL) per share purchase option as at the date of the reprice.

9.

Related party transactions not disclosed elsewhere are as follows:

At September 30, 2004, accounts payable and accrued liabilities included $224,924 (at December 31, 2003 - $418,258) owed by the Company to directors and officers and companies controlled by directors and officers of the Company.  These amounts are unsecured, non-interest bearing and payable on demand.  At September 30, 2004, accounts payable and accrued liabilities included $323,186 (at December 31, 2003 - $372,442) owed by the Company to companies formerly related by virtue of having a director or officer in common with the Company.

10.

Commitments:

The Company is committed to the following operating lease payments over the next four years:

Year	Equipment	Building	Total

2004	$16,739	$47,399	$64,138
2005	29,689	135,974	165,663
2006	16,263	40,602	56,865
2007	11,767	-	11,767

	$74,458	$223,975	$298,433

The Company has entered into the following commitments with a company formerly related to the Company by virtue of having a director in common:

(a)

the Company has entered into a strategic alliance to develop and market integrated airport and security products with the related company.  The Company has committed to expend a minimum of USD$125,000 on product development and the operation of an Airport Security Group to market the products, prior to December 31, 2004.  As at September 30, 2004, the Company has incurred USD$48,350 in expenditures on product development.

(b)

the Company has committed to engage the related company to provide software development services.  The Company has agreed to expend a minimum of USD$125,000, based on hourly rates charged at 85% of fair market value, prior to December 31, 2004.  No amounts have been expended to September 30, 2004.

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

Substantially all revenue is derived from sales to customers located in Canada, the United States, the United Kingdom and Saudi Arabia.  Geographic information is as follows:

	2004	2003

Canada	$125,682	$80,493
United States	135,667	861,787
United Kingdom	352,428	62,245
Saudi Arabia	58,462	-
Other	33,715	87,424

	$705,954	$1,091,949

Substantially all of the Company’s fixed assets are in Canada.
Major customers, representing 10% or more of total revenue are:

	2004	2003

Customer A	$23,337	$176,123
Customer B	150,168	-
Customer C	98,142	-

13.

Subsequent events:

Subsequent to September 30, 2004:

i.

The Company entered into a sales contract to provide software licenses, implementation services, and software support to the British Columbia province-wide Police Records Information Management Environment. The contract calls for the Company to provide its technology to over 5,000 officers across more than 100 police agencies and represents a sale totaling in excess of $800,000.

ii.

The Company received a further $360,000 in share subscriptions pursuant to the private placement described in note 8 (d).

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

13.

United States generally accepted accounting principles cont’d:

The effect of these accounting differences on deficit, net loss, loss per share and future income taxes under United States accounting principles are as follows:

	Nine months ended September 30,
	2004	2003
Deficit, Canadian GAAP	$(25,388,643)	$(20,241,603)
Cumulative stock based compensation (a)	(1,380,198)	(1,332,073)
Beneficial conversion options (b)	(208,200)	(208,200)
Warrants issued for services (c)	(722,000)	(722,000)
Deficit, U.S. GAAP	$(27,699,041)	$(22,503,876)

	Nine months ended September 30,
	2004	2003
Loss for the period, Canadian GAAP	$(4,187,757)	$(3,099,574)
Stock-based compensation (a)	(35,000)	(37,049)
Loss for the period, U.S. GAAP	(4,222,757)	(3,136,623)
Loss per share, U.S. GAAP – basic and diluted	$(0.32)	$(0.15)

Item 2.  Management’s Discussion and Analysis or Plan of Operation

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

Intangible assets with finite useful lives are amortized over their useful lives. The assets are amortized on a straight-line basis at the following annual rates, which are reviewed annually:

Asset

Rate

Intellectual property

33.3%

Patents

33.3%

License

33.3%

Intangible assets with indefinite useful lives are not amortized and are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test compares the carrying amount of the intangible asset with its fair value, and an impairment loss is recognized in income for the excess, if any.

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

Results of Operations for the three months and nine months ended September 30, 2004:

Revenues

Imagis’ total revenues for the three month period ended September 30, 2004 was $102,814 compared to the prior year level of $496,612. The year to date revenues decreased to $705,954 from the prior year level of $1,091,949.

Revenues from the Company’s software products decreased to $27,946 for the current three month period as compared to $361,533 for 2003. Software revenues decreased by 37% to $429,886 for the year to date over the prior year level of $686,013. Imagis expects that revenues will increase during the last quarter of 2004 and the first quarter of 2005 as the new products acquired and developed as a result of the acquisition of Briyante gain increasing customer acceptance. In addition, the Company has entered into a partnership with a United Kingdom company described below in Liquidity and Capital Resources. Management of the Company believes that this relationship has significant potential for the generation of revenue.

Support and services revenues were 45% lower at $74,603 for the three month period ended September 30, 2004 than in 2003 of $135,010. Support and services revenues for the year to date declined 32% to $269,611 from the prior year level of $398,251. The support revenues decreased as a result of a large support contract that expired during 2003 and was taken over by our business partner.

Other revenues for the three month period ended September 30, 2004 were $265, whereas comparable revenues of $69 were earned in the prior year. Other revenues declined by 16% for the year to date to $6,457 compared to $7,685 for 2003. These revenues were primarily earned through interest revenue and fluctuate with the Company’s cash balances.

Operating Costs

Operating expenses totalled $1,449,017 for the three month period ended September 30, 2004, which is 22% greater than the 2003 operating expenses of $1,190,654. The 2004 expenses include stock-based compensation of $278,188 due to the increase of Imagis’ employee stock option plan and $399,672 in amortization, which includes $322,713 in amortization costs for the intellectual property acquired in the Briyante acquisition. Excluding these non-cash charges the 2004 operating expenses total $771,157. The 2003 expenses include amortization of $53,743. Excluding this, the operating expenses for 2003 were $1,136,911. The decrease of $365,754 between 2004 and 2003 represents a 32% decrease in operating expenses over the prior period. The decreased costs over the prior period resulted from significant decreases in administration of $165,562, cost of materials of $200,926, and bad debt expense of $71,501.

Operating expenses totalled $4,893,711 for the nine months ended September 30, 2004, which is 17% greater than the 2003 operating expenses of $4,191,523. The 2004 expenses include stock-based compensation of $1,061,172 due to the restructuring of Imagis’ employee stock option plan and $1,175,604 in amortization, which includes $968,139 in amortization costs for the intellectual property acquired in the Briyante acquisition. Excluding these non-cash charges the 2004 operating expenses total $2,656,935. The 2003 expenses include a one-time charge of USD$250,000 (CDN$366,950) incurred as a management fee owing to OSI in consideration of renegotiating the terms of the agreements with OSI, a $100,000 cost recovery of software consulting fees relating to sub-contracted work from 2002, and amortization of $181,460. Excluding these items, the operating expenses for 2003 were $3,743,113.  The difference of $1,086,178 between 2004 and 2003 represents a 29% reduction in operating expenses over the prior year. The lower costs over the prior period resulted from significant decreases in the areas of administration, cost of materials, sales and marketing, and technical services. This was offset partially by an increase in technology development costs due to the addition of staff. The operating expense rate had stabilized at approximately $3,200,000 per annum from July 2003 through March 2004. The current operating expense level is approximately $3,600,000 per year and is expected to increase to approximately $4,000,000 per year by the end of 2004 as a result of increased staffing levels required to meet increased demand for Imagis’ products and services. The increase in expenditure levels will only occur as the company receives increased levels of orders.

24

Administration

Administrative costs for the three month period ended September 30, 2004 were $485,315, which is 30% greater than for 2003 of $372,689. These costs include a stock based compensation charge of $278,188 in 2004. Excluding these charges, the administrative costs were $207,127 in 2004 versus $372,689 in 2003, which represents a 44% decrease. This decrease was due to decreased staffing and legal costs.  Administrative costs include staff salaries and related benefits and travel, stock based compensation, consulting and professional fees, facility and support costs, shareholder, regulatory and investor relations costs.

Administrative costs for nine months ended September 30, 2004 were $1,996,107, which is 19% greater than for 2003 of $1,676,449. These costs include the stock based compensation charge of $1,061,172 in 2004 and the one-time management fee of USD$250,000 (CDN$366,950) in 2003 described above. Excluding these charges, the administrative costs were $934,935 in 2004 versus $1,309,499 in 2003, which represents a 29% reduction.  The current level of administrative cost is expected to remain the same for the balance of 2004.

Bad Debt Expense

The bad debt expense for the three month period ended September 30, 2003 of $71,501 consisted of two customers that defaulted on payment for a software license. There were no bad debts incurred in 2004.

The bad debt expense for the nine month period ended September 30, 2003 of $117,433 consisted of three customers that defaulted on payment for a software license. There were no bad debts incurred in 2004.

Interest and Amortization

The interest expense for the three month period ended September 30, 2004 of $3,813, which is 83% less than for 2003 of $22,773, is primarily due to interest charged on various supplier accounts. The increase in amortization expense to $399,672 from $53,743 is primarily due to the amortization expense of $322,713 associated with the acquisition of the intellectual property of Briyante

The decrease in interest expense of $16,655 for the nine months ended September 30, 2004 over the prior year level is primarily due to interest charged on various supplier accounts. The increase in amortization expense is due to the amortization expense of $968,139 associated with the acquisition of the intellectual property of Briyante.

Sales and Marketing

Sales and marketing expenses for the three month period ended September 30, 2004 were $290,956 and were 17% greater than in 2003 of $249,070. Sales and marketing expenses for the nine month period ended September 30, 2004 were $766,965 and were 33% lower than in 2003 of $1,139,056. Imagis significantly decreased its sales team after March 31, 2003 and streamlined its associated travel and marketing costs as part of its strategy of utilizing a more targeted marketing and sales strategy. Sales and marketing costs have increased in the third quarter of 2004 to target opportunities where identifiable revenues exist.

Technology Development

The technology development expenses for the three month period ended September 30, 2004 were $186,640 and the 2003 costs were $141,331. The 2004 expense level was 32% higher than the 2003 level. The technology development expenses for the nine month period ended September 30, 2004 were $702,764, which is 39% higher than the 2003 costs of $505,822. The 2003 costs include the $100,000 cost recovery discussed above. Technology development expenses were reduced during the second and third quarters of 2003 and then increased back to current levels with the addition of staff associated with the Briyante acquisition. Management expects that the increased revenues achieved as a result of the sale of new products acquired with Briyante will more than offset the increased costs. Management believes that continuing to invest in technology advancements is crucial to the future success of Imagis.

Technical Services

Costs for the technical services group for the three month period ended September 30, 2004 were $82,621, which is 5% greater than the comparable 2003 costs of $78,621. Costs for the technical services group for the nine month period ended September 30, 2004 were $226,962 which is 30% lower than the comparable 2003 costs of $325,399. The technical services group generally assists the Company’s strategic partners in their installation of Imagis’ products and also provides clients with any technical support they may require under annual support contracts, and includes primarily costs for salaries, facilities and travel. The reduction is due to cost reductions in all areas. Costs for future quarters will be dependent on the sales levels achieved by the Company.

Net Loss for the Period

Overall, the Company incurred a net loss for the three month period ended September 30, 2004 of $1,346,203 or $0.09 per share, which is 94% higher than the net loss incurred during the three months ended September 30, 2003 of $694,042 or $0.15 per share. The loss per share figure for 2003 has been adjusted to take into account the Company’s share consolidation that occurred in November of 2003. Adjusting the loss to take into account the non-cash and one-time expenses described above, the losses become $668,343 for 2004 and $640,299 for 2003, representing a 4% increase.

The Company incurred a net loss for the nine month period ended September 30, 2004 of $4,187,757 or $0.32 per share, which is 35% larger than the net loss incurred during the period ended September 30, 2003 of $3,099,574 or $0.15 per share. The loss per share figure for 2003 has been adjusted to take into account the Company’s share consolidation that occurred in November of 2003. Adjusting the loss to take into account the non-cash and one-time expenses described above, the losses become $1,950,981 for 2004 and $2,651,164 for 2003, representing a 26% reduction. The current rate of loss is $223,000 per month and management believes that the Company will be able to achieve break even operations on an EBITDA basis during the last quarter of 2004 or first quarter of 2005. The timing will depend on the schedule of completion of existing contracts as this affects the recognition of revenue.

Liquidity and Capital Resources

The Company’s cash on hand at the beginning of the three-month period ended September 30, 2004 aggregated $162,740. During the period, the Company received additional net funds of $325,000 in share subscriptions for a private placement that has not closed.

The Company used these funds primarily to finance its operating loss for the period. The impact on cash of the loss of $1,346,203, after adjustment for non-cash items and changes to other working capital accounts in the period, resulted in a negative cash flow from operations of $395,166. The Company also repaid capital leases of $6,374 and purchased capital assets of $17,440, overall the Company’s cash position decreased by $93,980 to $68,760 at September 30, 2004.

The Company’s cash on hand at the beginning of the nine-month period ended September 30, 2004 aggregated $86,227. During the period, the Company received additional net funds of $1,534,150 in share subscriptions for a private placement that was closed on April 28, 2004 and $325,000 in share subscriptions for a private placement to close later this year. The Company also settled $688,404 in debt through the issuance of common shares. These transactions are described below.

The Company used these funds primarily to finance its operating loss for the period. The impact on cash of the loss of $4,187,757, after adjustment for non-cash items and changes to other working capital accounts in the period, resulted in a negative cash flow from operations of $1,830,245. The Company also repaid capital leases of $18,162 and purchased capital assets of $28,210, overall the Company’s cash position decreased by $17,467 to $68,760 at September 30, 2004.

In April 2004, the Company completed a private placement consisting of 4,007,875 units at $0.40 per unit. Each unit consists of one common share and one common share purchase warrant.  Each warrant entitles the holder to acquire one additional common share in the capital of Imagis at an exercise price of $0.50 until April 28, 2005 or at $0.75 from April 29, 2005 until April 28, 2006. The common shares and warrants were subject to a four month hold period that expired on August 28, 2004. Finders’ fees of $69,000 in cash were paid on a portion of the private placement conducted outside the United States. The total net proceeds to Imagis were $1,534,150.

Concurrently with the private placement in April 2004, the Company settled $688,404 in debt included in accounts payable as at March 31, 2004 through the issuance of 1,721,010 common shares and 393,284 common share purchase warrants. Each warrant entitles the holder to acquire one additional common share in the capital of Imagis at an exercise price of $0.50 until April 29, 2005 or at $0.75 from April 30, 2005 until April 29, 2006. At the same time, the Company settled debt with related parties and formerly related parties totaling $526,090 through the issuance of 1,315,225 common shares with no warrants. The common shares and warrants were subject to a four month hold period that expired on August 29, 2004.

As of July 15, 2004, management of the Company believed that the funds received through the Company’s private placement in April 2004 combined with the then current and projected operating revenues and the reduction in liabilities achieved through the debt settlements in April 2004 would provide sufficient cash flow to fund the Company’s operations for at least the six-month period thereafter. Because the Company experienced unexpected delays in concluding certain contract negotiations and completing certain software installations, it currently does not have sufficient cash on hand to fund its operations.

Since the end of the last quarter, the Company was awarded a contract with PRIME Corp. of British Columbia, Canada to deploy the Imagis flagship InForce Arrest and Booking (InForce AB) software as an integrated component of the province-wide Police Records Information Management Environment (PRIME-BC). This contract will result in revenues to the Company in excess of $800,000; however, any amounts due under this contract will not be received by the Company until early next year.  The Company also has other contracts under negotiation with certain agencies in the U.S. that it believes will likely result in significant revenues to the Company late this year or early next year; however, any amounts due under these contracts would not be received by the Company until early next year.  Also, there can be no assurance that such contracts will be concluded on terms acceptable to the Company, if at all.

In order for the Company to sustain its current operations and expand its operations to meet its obligations under such contracts until such time as the Company’s revenues provide sufficient cash flow to fund its operations, the Company must raise additional funds through private placements of its securities or seek other forms of financing.  As a result, the Company is currently conducting a private placement in which it seeks to raise up to $1.5 million in units priced at $0.40 per unit.  Each unit will consist of one common share and one warrant to purchase one common share at $0.50 for one year or at $0.75 for a second year.  This private placement remains subject to regulatory approval.  Although the Company has received $685,000 in subscriptions through this private placement to date, there can be no assurance that the Company will be able to raise additional funds.

If the Company is unable to raise additional funds, the Company may be required to seek other forms of financing or substantially curtail its operations.  If the Company is required to seek other forms of financing, there can be no assurance that such financing will be available to the Company on terms acceptable to it, if at all.  If the Company’s operations are substantially curtailed, it may have difficulty fulfilling its current and future contract obligations.

If the Company raises $1.5 million through this private placement, management believes that it will have sufficient working capital to fund its current level of operations until such time as the Company’s revenues provide sufficient cash flow to fund its operations.

Off-Balance Sheet Arrangements

At September 30, 2004 the Company did not have any off-balance sheet arrangements.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

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

Date: November 10, 2004

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

(b)

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

Date: November 10, 2004

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

Date: November 10, 2004

/s/ Roy Trivett

Roy Trivett

Chief Executive Officer

(Principal Executive Officer)

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. § 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Imagis Technologies Inc. (the “Company”) on Form 10-QSB for the period ended September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the “Report), I, Wayne Smith, Chief Operating Officer and Vice-President Finance of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Wayne Smith Wayne Smith Chief Operating Officer and Vice-President Finance (Principal Financial and Accounting Officer) November 10, 2004

Exhibit 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. § 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Imagis Technologies Inc. (the “Company”) on Form 10-QSB for the period ended September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the “Report), I, Roy Trivett, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Roy Trivett Roy Trivett Chief Executive Officer (Principal Executive Officer) November 10, 2004

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

Limited Operating History; History of Losses

The Company commenced operations in March 1998 and, therefore, has only a limited operating history upon which an evaluation of its business and prospects can be based. The Company and its predecessors incurred net losses of $4,058,857 and $6,951,393 in the years ended December 31, 2003 and December 31, 2002, respectively and $4,187,757 for the nine months ended September 30, 2004 and $3,099,574 for the nine months ended September 30, 2003.  The Company has never been profitable and there can be no assurance that, in the future, the Company will be profitable on a quarterly or annual basis.

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

Need for Additional Financing

In order for the Company to sustain its current operations and expand its operations to meet its obligations under such contracts until such time as the Company’s revenues provide sufficient cash flow to fund its operations, the Company must raise additional funds through private placements of its securities or seek other forms of financing.  As a result, the Company is currently conducting a private placement in which it seeks to raise up to $1.5 million in units priced at $0.40 per unit.  Each unit will consist of one common share and one warrant to purchase one common share at $0.50 for one year or at $0.75 for a second year.  This private placement remains subject to regulatory approval.  Although the Company has received $685,000 in subscriptions through this private placement to date, there can be no assurance that the Company will be able to raise additional funds.

If the Company is unable to raise additional funds, the Company may be required to seek other forms of financing or substantially curtail its operations.  If the Company is required to seek other forms of financing, there can be no assurance that such financing will be available to the Company on terms acceptable to it, if at all.  If the Company’s operations are substantially curtailed, it may have difficulty fulfilling its current and future contract obligations.

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

Imagis UK Partnership

On July 31, 2004 the Company entered into an agreement with Centrom Limited (“Centrom”) of the United Kingdom to form a jointly owned subsidiary company Imagis Technologies UK Limited (“Imagis UK”). Imagis UK, a subsidiary of Centrom Limited, will be the exclusive distributor of Imagis’ software products in the UK and a non-exclusive distributor on a world-wide basis. Imagis owns a 25% interest in Imagis UK in consideration of the grant of UK exclusivity, and Centrom has committed to provide £500,000 (approximately 1.25 million) over the next two years to support the initial start-up costs of Imagis UK in consideration of a 75% ownership. Centrom’s commitment will be met through a combination of cash and services, with the services portion to be provided at Centrom’s cost without any mark-up. Included in the £500,000 commitment is a non-refundable advance licensing payment of £60,000 (approximately $150,000) which has been paid, representing an initial sales commitment by Imagis UK of approximately $250,000.

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

iii.

Joint Venture Letter of Intent. Under this letter of intent, upon OSI’s establishment of a Brazilian entity to oversee marketing, sales, service and assembly and marketing of OSI’s products, in Brazil and the establishment of an office in Brazil, Imagis will invest US$250,000 for a 20% equity ownership in that entity. As at July 8, 2004 this agreement expired and the Company no longer has any commitment under this Letter of Intent.

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

Certain Shareholders May Exercise Control over Matters Voted Upon by the Company's Shareholders

Certain of the Company’s officers, directors and entities affiliated with the Company together beneficially owned a significant portion of the Company’s outstanding common shares as of September 30, 2004. While these shareholders do not hold a majority of the Company’s outstanding common shares, they will be able to exercise significant influence over matters requiring shareholder approval, including the election of directors and the approval of mergers, consolidations and sales of the Company’s assets. This may prevent or discourage tender offers for the Company’s common shares.

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

BC FORM 51-102F1

QUARTERLY REPORT

ISSUER DETAILS:

Name of Issuer	IMAGIS TECHNOLOGIES INC.
For Quarter Ended	September 30, 2004
Date of Report	November 15, 2004
Issuer Address	1630 – 1075 West Georgia Street Vancouver, British Columbia V6E 3C9
Issuer Fax Number	(604) 684-9314
Issuer Telephone Number	(604) 684-2449
Contact Name	Wayne Smith
Contact Position	Vice President Finance
Contact Telephone Number	(604) 684-2449
Contact Email Address	wayne.smith@imagistechnologies.com
Web Site Address	www.imagistechnologies.com

CERTIFICATE

THE THREE SCHEDULES REQUIRED TO COMPLETE THIS REPORT ARE ATTACHED AND THE DISCLOSURE CONTAINED THEREIN HAS BEEN APPROVED BY THE BOARD OF DIRECTORS.  A COPY OF THIS REPORT WILL BE PROVIDED TO ANY SHAREHOLDER WHO REQUESTS IT.

Clyde Farnsworth Name of Director	/s/Clyde Farnsworth Sign (typed)	04/11/15 Date Signed (YY/MM/DD)

Roy Trivett Name of Director	/s/ Roy Trivett Sign (typed)	04/11/15 Date Signed (YY/MM/DD)

Supplementary Information to the Financial Statements

Management’s Discussion and Analysis

As at November 15, 2004

Forward-looking information

Except for statements of historical fact, certain information contained herein constitutes “forward-looking statements.  In some cases, you can identify the forward-looking statement’s by Imagis Technologies Inc.’s (“Imagis” or the “Company”) use of the words such as “may,” “will,” “should,” “could,” “expect,” “plan,” “estimate,” “predict,” “potential,” “continue,” “believe,” “anticipate,” “intend,” “expect,” or the negative or other variations of these words, or other comparable words or phrases.  Forward-looking statements in this report include the Company’s expectation that revenues will increase during the fourth quarter of 2004 and first quarter of 2005; the potential revenues to be generated through the Company’s partnership with Centrom Limited, the sale of new products acquired through the acquisition of Briyante Software Corp. (“Briyante”); and new contracts to be entered into the near future; and the Company’s future operating expense levels.

Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results or achievements of the Company to be materially different from any future results or achievements of the Company expressed or implied by such forward-looking statements.  Such factors include, but are not limited to the following: the Company’s limited operating history; the Company’s need for additional financing; the Company’s history of losses; the Company’s dependence on a small number of customers; risks involving new product development; competition, the Company’s dependence on key personnel; risks involving lengthy sales cycles; dependence on marketing relationships; the Company’s ability to protect its intellectual property rights; risks associated with exchange rate fluctuations; risks of software defects; risks associated with product liability; risks associated with the partnerships with Imagis UK Limited (“Imagis UK”) and Centrom Limited (“Centrom”); the Company’s agreements with OSI Systems Inc. (“OSI”); risks associated with the strategic alliance with Sanyo Semiconductor Company and Intacta Technologies Inc. related to Zixsys, Inc.; the potential additional disclosure requirement for trades involving the issued common shares; the difficulty of enforcing civil liabilities against the Company or its directors or officers under United States federal securities laws; the volatility of the Company’s share price; risks associated with certain shareholders’ exercising control over certain matters; and the other risks and uncertainties described in Exhibit 99.1 of the September 30, 2004 Form 10-QSB.

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

(iii)

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

Under the fair value based method, stock-based payments are measured at the fair value of the consideration received, or the fair value of the equity instruments issued, or liabilities incurred, whichever is more reliably measurable. The fair value of stock-based payments to non-employees is periodically re-measured until counterparty performance is complete, and any change therein is recognized over the period and in the same manner as if the Company had paid cash instead of paying with or using equity instruments. The cost of stock-based payments to non-employees that are fully vested and non-forfeitable at the grant date is measured and recognized at that date.

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

Results of Operations for the three months and nine months ended September 30, 2004:

Revenues

Imagis’ total revenues for the three month period ended September 30, 2004 was $102,814 compared to the prior year level of $496,612. The year to date revenues decreased to $705,954 from the prior year level of $1,091,949.

Revenues from the Company’s software products decreased to $27,946 for the current three month period as compared to $361,533 for 2003. Software revenues decreased by 37% to $429,886 for the year to date over the prior year level of $686,013. Imagis expects that revenues will increase during the last quarter of 2004 and the first quarter of 2005 as the new products acquired and developed as a result of the acquisition of Briyante gain increasing customer acceptance. In addition, the Company has entered into a partnership with a United Kingdom company described below in Liquidity and Capital Resources. Management of the Company believes that this relationship has significant potential for the generation of revenue.

Support and services revenues were 45% lower at $74,603 for the three month period ended September 30, 2004 than in 2003 of $135,010. Support and services revenues for the year to date declined 32% to $269,611 from the prior year level of $398,251. The support revenues decreased as a result of a large support contract that expired during 2003 and was taken over by our business partner.

Other revenues for the three month period ended September 30, 2004 were $265, whereas comparable revenues of $69 were earned in the prior year. Other revenues declined by 16% for the year to date to $6,457 compared to $7,685 for 2003. These revenues were primarily earned through interest revenue and fluctuate with the Company’s cash balances.

Operating Costs

Operating expenses totalled $1,449,017 for the three month period ended September 30, 2004, which is 22% greater than the 2003 operating expenses of $1,190,654. The 2004 expenses include stock-based compensation of $278,188 due to the increase of Imagis’ employee stock option plan and $399,672 in amortization, which includes $322,713 in amortization costs for the intellectual property acquired in the Briyante acquisition. Excluding these non-cash charges the 2004 operating expenses total $771,157. The 2003 expenses include amortization of $53,743. Excluding this, the operating expenses for 2003 were $1,136,911. The decrease of $365,754 between 2004 and 2003 represents a 32% decrease in operating expenses over the prior period. The decreased costs over the prior period resulted from significant decreases in administration of $165,562, cost of materials of $200,926, and bad debt expense of $71,501.

Operating expenses totalled $4,893,711 for the nine months ended September 30, 2004, which is 17% greater than the 2003 operating expenses of $4,191,523. The 2004 expenses include stock-based compensation of $1,061,172 due to the restructuring of Imagis’ employee stock option plan and $1,175,604 in amortization, which includes $968,139 in amortization costs for the intellectual property acquired in the Briyante acquisition. Excluding these non-cash charges the 2004 operating expenses total $2,656,935. The 2003 expenses include a one-time charge of USD$250,000 (CDN$366,950) incurred as a management fee owing to OSI in consideration of renegotiating the terms of the agreements with OSI, a $100,000 cost recovery of software consulting fees relating to sub-contracted work from 2002, and amortization of $181,460. Excluding these items, the operating expenses for 2003 were $3,743,113.  The difference of $1,086,178 between 2004 and 2003 represents a 29% reduction in operating expenses over the prior year. The lower costs over the prior period resulted from significant decreases in the areas of administration, cost of materials, sales and marketing, and technical services. This was offset partially by an increase in technology development costs due to the addition of staff. The operating expense rate had stabilized at approximately $3,200,000 per annum from July 2003 through March 2004. The current operating expense level is approximately $3,600,000 per year and is expected to increase to approximately $4,000,000 per year by the end of 2004 as a result of increased staffing levels required to meet increased demand for Imagis’ products and services. The increase in expenditure levels will only occur as the company receives increased levels of orders.

Administration

Administrative costs for the three month period ended September 30, 2004 were $485,315, which is 30% greater than for 2003 of $372,689. These costs include a stock based compensation charge of $278,188 in 2004. Excluding these charges, the administrative costs were $207,127 in 2004 versus $372,689 in 2003, which represents a 44% decrease. This decrease was due to decreased staffing and legal costs.  Administrative costs include staff salaries and related benefits and travel, stock based compensation, consulting and professional fees, facility and support costs, shareholder, regulatory and investor relations costs.

Administrative costs for nine months ended September 30, 2004 were $1,996,107, which is 19% greater than for 2003 of $1,676,449. These costs include the stock based compensation charge of $1,061,172 in 2004 and the one-time management fee of USD$250,000 (CDN$366,950) in 2003 described above. Excluding these charges, the administrative costs were $934,935 in 2004 versus $1,309,499 in 2003, which represents a 29% reduction.  The current level of administrative cost is expected to remain the same for the balance of 2004.

Bad Debt Expense

The bad debt expense for the three month period ended September 30, 2003 of $71,501 consisted of two customers that defaulted on payment for a software license. There were no bad debts incurred in 2004.

The bad debt expense for the nine month period ended September 30, 2003 of $117,433 consisted of three customers that defaulted on payment for a software license. There were no bad debts incurred in 2004.

Interest and Amortization

The interest expense for the three month period ended September 30, 2004 of $3,813, which is 83% less than for 2003 of $22,773, is primarily due to interest charged on various supplier accounts. The increase in amortization expense to $399,672 from $53,743 is primarily due to the amortization expense of $322,713 associated with the acquisition of the intellectual property of Briyante

The decrease in interest expense of $16,655 for the nine months ended September 30, 2004 over the prior year level is primarily due to interest charged on various supplier accounts. The increase in amortization expense is due to the amortization expense of $968,139 associated with the acquisition of the intellectual property of Briyante.

Sales and Marketing

Sales and marketing expenses for the three month period ended September 30, 2004 were $290,956 and were 17% greater than in 2003 of $249,070. Sales and marketing expenses for the nine month period ended September 30, 2004 were $766,965 and were 33% lower than in 2003 of $1,139,056. Imagis significantly decreased its sales team after March 31, 2003 and streamlined its associated travel and marketing costs as part of its strategy of utilizing a more targeted marketing and sales strategy. Sales and marketing costs have increased in the third quarter of 2004 to target opportunities where identifiable revenues exist.

Technology Development

The technology development expenses for the three month period ended September 30, 2004 were $186,640 and the 2003 costs were $141,331. The 2004 expense level was 32% higher than the 2003 level. The technology development expenses for the nine month period ended September 30, 2004 were $702,764, which is 39% higher than the 2003 costs of $505,822. The 2003 costs include the $100,000 cost recovery discussed above. Technology development expenses were reduced during the second and third quarters of 2003 and then increased back to current levels with the addition of staff associated with the Briyante acquisition. Management expects that the increased revenues achieved as a result of the sale of new products acquired with Briyante will more than offset the increased costs. Management believes that continuing to invest in technology advancements is crucial to the future success of Imagis.

Technical Services

Costs for the technical services group for the three month period ended September 30, 2004 were $82,621, which is 5% greater than the comparable 2003 costs of $78,621. Costs for the technical services group for the nine month period ended September 30, 2004 were $226,962 which is 30% lower than the comparable 2003 costs of $325,399. The technical services group generally assists the Company’s strategic partners in their installation of Imagis’ products and also provides clients with any technical support they may require under annual support contracts, and includes primarily costs for salaries, facilities and travel. The reduction is due to cost reductions in all areas. Costs for future quarters will be dependent on the sales levels achieved by the Company.

Net Loss for the Period

Overall, the Company incurred a net loss for the three month period ended September 30, 2004 of $1,346,203 or $0.09 per share, which is 94% higher than the net loss incurred during the three months ended September 30, 2003 of $694,042 or $0.15 per share. The loss per share figure for 2003 has been adjusted to take into account the Company’s share consolidation that occurred in November of 2003. Adjusting the loss to take into account the non-cash and one-time expenses described above, the losses become $668,343 for 2004 and $640,299 for 2003, representing a 4% increase.

The Company incurred a net loss for the nine month period ended September 30, 2004 of $4,187,757 or $0.32 per share, which is 35% larger than the net loss incurred during the period ended September 30, 2003 of $3,099,574 or $0.15 per share. The loss per share figure for 2003 has been adjusted to take into account the Company’s share consolidation that occurred in November of 2003. Adjusting the loss to take into account the non-cash and one-time expenses described above, the losses become $1,950,981 for 2004 and $2,651,164 for 2003, representing a 26% reduction. The current rate of loss is $223,000 per month and management believes that the Company will be able to achieve break even operations on an EBITDA basis during the last quarter of 2004 or first quarter of 2005. The timing will depend on the schedule of completion of existing contracts as this affects the recognition of revenue.

Summary of Quarterly Results

	Q3 - 2004	Q2 - 2004	Q1 - 2004	Q4 - 2003	Q3 - 2003	Q2 - 2003	Q1 - 2003	Q4 - 2002

Total Revenue	$102,814	317,085	286,055	263,793	496,612	317,829	277,508	289,774
Loss	(1,346,203)	(1,259,753)	(1,581,801)	(959,283)	(694,042)	(620,431)	(1,785,101)	(2,510,652)
Net loss per share	(0.09)	(0.09)	(0.14)	(0.15)	(0.15)	(0.13)	(0.40)	(0.62)

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

Liquidity and Capital Resources

The Company’s cash on hand at the beginning of the three-month period ended September 30, 2004 aggregated $162,740. During the period, the Company received additional net funds of $325,000 in share subscriptions for a private placement that has not closed.

The Company used these funds primarily to finance its operating loss for the period. The impact on cash of the loss of $1,346,203, after adjustment for non-cash items and changes to other working capital accounts in the period, resulted in a negative cash flow from operations of $395,166. The Company also repaid capital leases of $6,374 and purchased capital assets of $17,440, overall the Company’s cash position decreased by $93,980 to $68,760 at September 30, 2004.

The Company’s cash on hand at the beginning of the nine-month period ended September 30, 2004 aggregated $86,227. During the period, the Company received additional net funds of $1,534,150 in share subscriptions for a private placement that was closed on April 28, 2004 and $325,000 in share subscriptions for a private placement to close later this year. The Company also settled $688,404 in debt through the issuance of common shares. These transactions are described below.

The Company used these funds primarily to finance its operating loss for the period. The impact on cash of the loss of $4,187,757, after adjustment for non-cash items and changes to other working capital accounts in the period, resulted in a negative cash flow from operations of $1,830,245. The Company also repaid capital leases of $18,162 and purchased capital assets of $28,210, overall the Company’s cash position decreased by $17,467 to $68,760 at September 30, 2004.

In April 2004, the Company completed a private placement consisting of 4,007,875 units at $0.40 per unit. Each unit consists of one common share and one common share purchase warrant.  Each warrant entitles the holder to acquire one additional common share in the capital of Imagis at an exercise price of $0.50 until April 28, 2005 or at $0.75 from April 29, 2005 until April 28, 2006. The common shares and warrants were subject to a four month hold period that expired on August 28, 2004. Finders’ fees of $69,000 in cash were paid on a portion of the private placement conducted outside the United States. The total net proceeds to Imagis were $1,534,150.

Concurrently with the private placement in April 2004, the Company settled $688,404 in debt included in accounts payable as at March 31, 2004 through the issuance of 1,721,010 common shares and 393,284 common share purchase warrants. Each warrant entitles the holder to acquire one additional common share in the capital of Imagis at an exercise price of $0.50 until April 29, 2005 or at $0.75 from April 30, 2005 until April 29, 2006. At the same time, the Company settled debt with related parties and formerly related parties totaling $526,090 through the issuance of 1,315,225 common shares with no warrants. The common shares and warrants were subject to a four month hold period that expired on August 29, 2004.

As of July 15, 2004, management of the Company believed that the funds received through the Company’s private placement in April 2004 combined with the then current and projected operating revenues and the reduction in liabilities achieved through the debt settlements in April 2004 would provide sufficient cash flow to fund the Company’s operations for at least the six-month period thereafter. Because the Company experienced unexpected delays in concluding certain contract negotiations and completing certain software installations, it currently does not have sufficient cash on hand to fund its operations.

Since the end of the last quarter, the Company was awarded a contract with PRIME Corp. of British Columbia, Canada to deploy the Imagis flagship InForce Arrest and Booking (InForce AB) software as an integrated component of the province-wide Police Records Information Management Environment (PRIME-BC). This contract will result in revenues to the Company in excess of $800,000; however, any amounts due under this contract will not be received by the Company until early next year.  The Company also has other contracts under negotiation with certain agencies in the U.S. that it believes will likely result in significant revenues to the Company late this year or early next year; however, any amounts due under these contracts would not be received by the Company until early next year.  Also, there can be no assurance that such contracts will be concluded on terms acceptable to the Company, if at all.

In order for the Company to sustain its current operations and expand its operations to meet its obligations under such contracts until such time as the Company’s revenues provide sufficient cash flow to fund its operations, the Company must raise additional funds through private placements of its securities or seek other forms of financing.  As a result, the Company is currently conducting a private placement in which it seeks to raise up to $1.5 million in units priced at $0.40 per unit.  Each unit will consist of one common share and one warrant to purchase one common share at $0.50 for one year or at $0.75 for a second year.  This private placement remains subject to regulatory approval.  Although the Company has received $685,000 in subscriptions through this private placement to date, there can be no assurance that the Company will be able to raise additional funds.

If the Company is unable to raise additional funds, the Company may be required to seek other forms of financing or substantially curtail its operations.  If the Company is required to seek other forms of financing, there can be no assurance that such financing will be available to the Company on terms acceptable to it, if at all.  If the Company’s operations are substantially curtailed, it may have difficulty fulfilling its current and future contract obligations.

If the Company raises $1.5 million through this private placement, management believes that it will have sufficient working capital to fund its current level of operations until such time as the Company’s revenues provide sufficient cash flow to fund its operations.

Contractual Obligations

The Company is committed to the following operating lease payments over the next four years:

Year	Equipment	Building	Total

2004	$16,739	$47,399	$64,138
2005	29,689	135,974	165,663
2006	16,263	40,602	56,865
2007	11,767	-	11,767

	$74,458	$223,975	$298,433

The Company has entered into the following commitments with a company formerly related to the Company by virtue of having a director in common:

(a)

the Company has entered into a strategic alliance to develop and market integrated airport and security products with the related company.  The Company has committed to expend a minimum of USD$125,000 on product development and the operation of an Airport Security Group to market the products, prior to December 31, 2004.  As at September 30, 2004, the Company has incurred USD$48,350 in expenditures on product development.

(b)

the Company has committed to engage the related company to provide software development services.  The Company has agreed to expend a minimum of USD$125,000, based on hourly rates charged at 85% of fair market value, prior to December 31, 2004.  No amounts have been expended to September 30, 2004.

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

Off-Balance Sheet Arrangements

At September 30, 2004 the Company did not have any off-balance sheet arrangements.

Transactions with Related Parties

At September 30, 2004, accounts payable and accrued liabilities included $224,924 (at December 31, 2003 - $418,258) owed by the Company to directors and officers and companies controlled by directors and officers of the Company.  These amounts are unsecured, non-interest bearing and payable on demand.  At September 30, 2004, accounts payable and accrued liabilities included $323,186 (at December 31, 2003 - $372,442) owed by the Company to companies formerly related by virtue of having a director or officer in common with the Company.

Other Management Discussion & Analysis Requirements

(a)

Additional information relating to the Company, including the Company’s Annual Information Form, is on available on SEDAR at www.sedar.com.

(b)

The outstanding share data as at November 15, 2004 has not changed from the outstanding share data as at September 30, 2004 as disclosed in the Notes to the Financial Statements.

