Form 10KSB
period 2004-12-31
IMAGIS TECHNOLOGIES INC
filed 2005-03-31
CIK 1088393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_______________

FORM 10-KSB

_______________

(Mark One)

☒

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

The Issuer’s revenues for its most recent fiscal year were Cdn$1,032,970.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of March 15, 2005, was US$5,934,690.  The number of shares outstanding of each of the Issuer’s classes of equity as of March 15, 2005, was 23,653,066 common shares.

Transitional Small Business Disclosure: Yes ☐ No ☒

IMAGIS TECHNOLOGIES INC.

FORM 10-KSB

For the Year Ended December 31, 2004

INDEX

PART I		5
Item 1.	Description of Business	5
	History of the Company	5
	Incorporation/Name Changes/Initial Business	5
	Acquisition of Imagis Cascade	6
	History of Business of Imagis Cascade	7
	Business of the Company	7
	General Overview	8
	BIE	8
	Imagis Facial and Image Recognition Technologies	8
	Turn-key Solutions	9
	Markets	9
	Competition	10
	Intellectual Property Rights	11
	Research and Development	11
	Sales and Marketing	11
	Sales Strategy	11
	Direct Sales Force	12
	Strategic Business Partnerships and Alliances	12
	Employees	13
	Financial Statements	14
	Risk Factors	14
Item 2.	Description of Property	18
Item 3.	Legal Proceedings	19
Item 4.	Submission of Matters to a Vote of Security Holders	19

PART II		20
Item 5.	Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity
	Securities	20
	Exchange Controls	21
	Recent Sales of Unregistered Securities	23
	Small Business Issuer Purchases of Equity Securities	23
Item 6.	Management’s Discussion and Analysis or Plan of Operation	23
	About Imagis	23
	Overview	23
	The Company’s Business	23
	Critical Accounting Polices	24
	Results of Operations for the three month period and year ended December 31, 2004 compared to
	December 31, 2003:	25
	Revenues	25
	Operating Costs	26
	Administration	26
	Bad Debt Expense	26
	Interest and Amortization	26
	Sales and Marketing	27
	Technology Development	27
	Technical Services	27
	Net Loss for the Period	27
	Liquidity and Capital Resources	28
	Contractual Obligations	30
	Off-Balance Sheet Arrangements	30

Item 7.	Financial Statements	31
Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	56
Item 8A.Controls and Procedures		56
Item 8B.Other Information		56

Part III		57
Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the
	Exchange Act	57
	Executive Officers and Directors	57
	Board of Directors	59
	Audit Committee and Audit Committee Financial Expert	59
	Compensation Committee	59
	Code of Ethics	59
	Compliance with Section 16(a) of the Exchange Act	59
Item 10.	Executive Compensation	59
	Compensation of Named Executive Officers	59
	Options Granted during the Year Ended December 31, 2004	60
	Individual Grants	60
	Options Exercised during the Year Ended December 31, 2004	61
	Employment Agreements	61
	Compensation of Directors	61
Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	63
Item 12.	Certain Relationships and Related Transactions	65
Item 13.	Exhibits	66
Item 14.	Principal Accountant Fees and Services	67

NOTE REGARDING FORWARD-LOOKING STATEMENTS

Except for statements of historical fact, certain information contained herein constitutes “forward-looking statements,” within Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  In some cases, you can identify the forward-looking statements by Imagis Technologies Inc.’s (“Imagis” or the “Company”) use of the words such as “may,” “will,” “should,” “could,” “expect,” “plan,” “estimate,” “predict,” “potential,” “continue,” “believe,” “anticipate,” “intend,” “expect,” or the negative or other variations of these words, or other comparable words or phrases.  Forward-looking statements in this report include, but are not limited to, the Company’s expectation that revenues will increase during 2005; the potential revenues to be generated through the Company’s partnership with Centrom Limited; the sale of new products acquired through the acquisition of Briyante Software Corp. (“Briyante”); new contracts to be entered into the near future; the Company’s future operating expense levels; and the Company’s ability to achieve breakeven operations on an EBITDA basis during the first six months of 2005.

Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results or achievements of the Company to be materially different from any future results or achievements of the Company expressed or implied by such forward-looking statements.  Such factors include, but are not limited to the following: the Company’s limited operating history; the Company’s need for additional financing; the Company’s history of losses; the Company’s dependence on a small number of customers; risks involving new product development; competition; the Company’s dependence on key personnel; risks involving lengthy sales cycles; dependence on marketing relationships; the Company’s ability to protect its intellectual property rights; risks associated with exchange rate fluctuations; risks of software defects; risks associated with product liability; the Company’s dispute with OSI Systems Inc. (“OSI”); risks associated with the strategic alliance with Sanyo Semiconductor Company (“Sanyo”) and Intacta Technologies Inc. (“Intacta”) related to Zixsys, Inc. (“Zixsys”); the potential additional disclosure requirement for trades involving the issued common shares; the difficulty of enforcing civil liabilities against the Company or its directors or officers under United States federal securities laws; the volatility of the Company’s share price; risks associated with certain shareholders’ exercising control over certain matters; and the other risks and uncertainties described under the heading “Risk Factors” beginning on page 14 of this annual report.

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

CURRENCY AND EXCHANGE RATES

The following table sets forth, for each period presented, the exchange rates at the end of such period, the average of the exchange rates on the last day of each month during such period and the high and low exchange rates during such period for one (1) Canadian dollar expressed in terms of one (1) United States dollar:

Year Ended December 31,
	2004	2003	2002	2001	2000
Period End	0.8310	0.7738	0.6329	0.6279	0.6686
Average for Period	0.7719	0.7205	0.6370	0.6446	0.6727
High	0.8493	0.7749	0.6656	0.6714	0.6983
Low	0.7158	0.6329	0.6175	0.6227	0.6397

Exchange rates are based upon the noon buying rate in New York City for cable transfers in foreign currencies as certified for customs purposes by the Federal Reserve Bank of New York.  The noon rate of exchange on March 15, 2005 as reported by the United States Federal Reserve Bank of New York for the conversion of Canadian dollars into United States dollars was Cdn$1.00 = US$0.8289.  The Issuer prepares its financial statements in Canadian Dollars.  Unless otherwise indicated in this annual report, all references herein are to Canadian Dollars.

PART I

Item 1.  Description of Business.

Imagis develops and markets software that simplifies, accelerates, and economizes the process of connecting existing, disparate databases, enhanced as appropriate with biometric facial recognition technology. The combination of these technologies enables information owners to share data securely with external stakeholders and software systems using any combination of text or imagery. This includes searching disconnected data repositories for information about an individual using only a facial image. This allows organizations to quickly create regional information sharing networks using any combination of text or imagery.

Using industry standard Web services and XML, Imagis delivers a secure and economical approach to true, real-time application interoperability. Production deployments of the Company’s core integration technology — the Briyante Integration Environment (“BIE”) — have demonstrated remarkable reductions in the time and risk associated with implementing and supporting integrated access to physically and technologically disparate computers. The Company believes the broad ranging applicability of BIE into a variety of vertical markets such as health care, financial services, government services and telecommunications has been clearly demonstrated by recent, successful deployments in the United States.

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

Acquisition of Imagis Cascade

On February 23, 1999, the Company acquired 100% of the issued and outstanding common shares of Imagis Cascade pursuant to a Share Purchase Agreement by and among the Company, Imagis Cascade and the former shareholders of Imagis Cascade (the “Former Imagis Shareholders”) dated December 14, 1998 (the “Imagis Acquisition”).  The Company paid a purchase price of $2,632,000, plus contingent additional consideration of up to $400,000 (see discussion of contingency below) to the Former Imagis Shareholders, allocated as described below.  The Former Imagis Shareholders were Pacific Cascade Consultants Ltd. (“Pacific”), Sonora Logging Limited (“Sonora”) and 385078 B.C. Ltd. (“B.C. Ltd”).  Pacific, a Canadian company, is owned by FWC Holdings Ltd., an entity controlled by a prior director of the Company, and the former Chief Technology Officer of the Company.  Sonora, a private Canadian company, is controlled by the daughter of a prior director of the Company.  B.C. Ltd., a private Canadian company, has no other affiliation with the Company other than as a former shareholder of Imagis Cascade.

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

(A)

1,764,706 common shares to Pacific,

(B)

441,176 common shares to Sonora,

(C)

294,118 common shares to B.C. Ltd. and

(D)

900,000 common shares to FCIC

The common shares were “restricted securities”, subject to a one (1) year hold period in the United States;

(iii)

$900,000 paid to Pacific as follows:  $150,000 paid through the subscription by Pacific on March 19, 1999 on a private placement basis for 267,857 common shares at $0.56 per share, and the balance paid on May 6, 1999; and

(iv)

up to $400,000 payable to Pacific if, as and when, certain warrants issued by the Company are exercised for net proceeds to the Company in excess of $400,000.

(b)

In consideration for renouncing his right to acquire up to a 6% equity interest in Imagis Cascade, the Company issued a warrant to purchase 400,000 common shares at an exercise price of $1.25 per share to the Company’s former President and Chief Executive Officer.

History of Business of Imagis Cascade

The Company’s wholly owned subsidiary, Imagis Cascade, acquired substantially all of its current assets pursuant to two technology purchase agreements among Imagis Cascade, Pacific and B.C. Ltd. dated March 6, 1998 (the “Technology Purchase Agreements”).  Pursuant to the Technology Purchase Agreements, Pacific and B.C. Ltd. became the holders of all of the issued and outstanding common shares of Imagis Cascade.  Pacific received 3,000,000 common shares of Imagis Cascade and B.C. Ltd. received 400,000 common shares of Imagis Cascade.  Pacific subsequently transferred 600,000 common shares of Imagis Cascade to Sonora.

Pacific was established in 1989 by the Company’s former Chief Technology Officer, and a prior director of the Company.  Pacific’s core business was the engineering of complex timber harvesting systems, the management of map-based data and the development of 3D-landscape visualization technology.

The Imagis Cascade technology and the Company’s initial customer base were developed originally by B.C. Ltd.  B.C. Ltd. was a software developer and reseller in the area of geographical information systems and remote sensing services for the natural resources industry.  B.C. Ltd. also developed and marketed several software systems to manage digital images and recognized the commercial opportunity for software tools that manage digital image databases.

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

Pursuant to the Technology Purchase Agreements, Pacific and B.C. Ltd. sold to Imagis Cascade all rights to the business that is now carried on by the Company and certain intellectual property.  Under the Technology Purchase Agreements, Pacific and B.C. Ltd. became the holders of all of the issued and outstanding shares of Imagis Cascade.  The terms of the Technology Purchase Agreements were as follows:

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

Business of the Company

The Company derives a substantial portion of its revenues, and it expects to derive a substantial portion of its revenues in the near future, from sales of its software to a limited number of customers. Additional revenues are achieved through the implementation and customization of this software as well as from the support, training, and ongoing maintenance that results from each software sale. The Company’s success will depend significantly upon the timing and size of future purchase orders from its largest customers as well as on its ability to maintain relationships with its existing installed customer base.

General Overview

Imagis Technologies Inc. develops robust and easy-to-use software technologies for information sharing and biometric identification. This includes a standards-based data integration toolkit, known as the Briyante Integration Environment, as well as proprietary software algorithms enabling facial recognition and image matching.

BIE

BIE is a paradigm-shifting approach to the problem of disparate data integration and system interoperability. Classified as middleware software, BIE consists of a development toolkit and server: the Briyante Design Studio and the Briyante Integration Server, respectively. These elements work together to enable Imagis, its business partners, and the firm’s clients to architect and deploy data sharing solutions quickly and easily.

While the need for information sharing and system interoperability is not new, data integration projects have historically required specialist resources to engage in laborious, proprietary, and risky point-to-point programming using low-level components and application program interfaces. In contrast, BIE enables the rapid creation, assembly, and deployment of decoupled Web Services. These Web Service components—when combined with common schema and the Microsoft .NET framework—can be “snapped” together into a useable solution, allowing the integrator to focus on business process flow within an application environment rather than on the lines of code or “glue” that creates the interoperability. The difference between “glueing” components and “snapping” services results in increased flexibility in computer system design. Furthermore, snapping services facilitates the rapid reconfiguration of the business process logic, saving significant time over previous methods.

BIE offers the following benefits:

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

BIE ensures that each participating data sharing partner maintains full control over the data shared. The software provides a simple, control-panel interface to implement sharing permissions that reflect the organization’s governance decisions. This eliminates the issue of data ownership and location, which has proven to be a central stumbling block for data warehouse-oriented implementations.

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

The technology consists of a series of components packaged within a Software Development Kit (“SDK”). These components find faces within a digital photograph or video stream and match those images to like-looking facial images stored within a database. This functionality is also available as a native component of the Company’s data sharing solutions. Qualified business partners can use the Company’s Facial Recognition SDK to build custom applications and devices to meet specific customer or market needs.

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

The solutions include:

InForce AB (Arrest and Booking)

InForce AB represents the next advancement of the Company’s highly-successful Computerized Arrest and Booking System (“CABS”). Users are provided with a Web-based interface allowing them to execute queries using text or imagery from any of the data sources connected using the BIE. Perhaps more importantly, the Web services-based architecture of the solution allows for its data to be interoperable and re-purposed to other database technologies and/or standards such as Global Justice XML.

ChildBase

ChildBase is an image-centric, seizure management and scene analysis application that uses advanced facial recognition and image matching to assist investigations and prosecution of seizures of child pornography.

Identity Server

The Imagis Identity Server is an off-the-shelf solution that enables facial recognition capabilities for legacy applications that store mugshot-quality imagery. Customers can use Identity Server to rapidly configure a query-only connection to the legacy image database and conduct facial/text searches of the legacy data through an intuitive, flyweight browser interface.

The Company currently has more than 200 installations of its products around the world. These include King County RAIN Information Sharing Network, (Washington), Contra Costa County (California), Charlotte-Mecklenburg Police Department (North Carolina), Alameda County (California), over fifty (50) RCMP detachments in Canada, the National Crime Squad of England and Wales (the “NCS”), the PRIME - BC mugshot sharing project for the Province of British Columbia, and other organizations/projects.  Based on the aforementioned core technologies, Imagis develops software solutions for specific market needs and verticals. Each solution highlights the Company’s intrinsic ability to enhance access to textual data through connections to facial and other biometric or non-biometric imagery.

Markets

For the past few years, government legislation in the United States and around the world has mandated two key improvements: security and information sharing. The Company has found that the former cannot be effectively accomplished without the latter. Nevertheless, there remain a large number of information silos within and throughout government, law enforcement and security agencies, as well as with information systems in the health care and financial services sectors.

The merger with Briyante in November of 2003 brought a unique capability to Imagis and its customers. The Company can rapidly and cost-effectively deliver data integration and unified query solutions—incorporating these core capabilities with facial recognition and image matching when necessary—to address legislated market needs and priorities.

The Company believes that a particularly significant opportunity exists for it to deliver information sharing systems between state and regional law enforcement agencies. The following statistics, assembled from various third-party sources support this assertion:

  There are more than 45,000 police departments, courts, correctional institutions, national security agencies, district attorney, and prosecution offices in the United States. Of this, approximately 6,500 are large enough (more than 50 employees) where an integrated justice solution would be beneficial to their operations (http://www.ojp.usdoj.gov/bjs/welcome.html)

  Twenty-eight percent of local police departments in 2000, and 33% of Sheriffs' offices used computers for inter-agency information sharing. This includes three-quarters of all local departments serving 250,000 or more residents, and more than half of all sheriffs' offices serving 100,000 or more residents. (US Department of Justice - Bureau of Justice Statistics; http://www.ojp.usdoj.gov/bjs/sandlle.htm)

  In 2000, 75% of local police departments and 80% of sheriffs' offices used paper reports as the primary means to transmit criminal incident field data to a central information system, down from 86% and 87% in 1997. During the same time period, use of computer and data devices for this purpose increased from 7% to 14% in local police departments and from 9% to 19% in sheriffs' offices. (US Department of Justice - Bureau of Justice Statistics; http://www.ojp.usdoj.gov/bjs/sandlle.htm)

  Middleware and biometric technologies such as facial recognition are projected to reach sales of US$200 million and US$215 million, respectively, in 2005. (International Biometrics Group – 2003-2007 Biometrics Market Report)

  The Government Sector will be the leading biometric vertical market through 2007 with US$1.2 billion projected in annual revenues. The Financial Sector and the Travel and Transportation sectors follow with projected US$672 million and US$556 million, respectively, in 2007. The various scenarios in which government agencies must identify and authenticate both citizens and employees, particularly subsequent to 9/11, is a critical growth factor. (International Biometrics Group – 2003-2007 Biometrics Market Report)

Competition

Disparate Data Integration and System Interoperability

While there is no current market leader providing XML-based middleware technology to law enforcement, several vendors have solutions that compete with the BIE. They include Templar Corporation of Alexandria, VA, Thinkstream, Inc. of Tigard, OR, Metatomix of Waltham, MS, and IBM WebSphere system integrators. Imagis also competes with existing point-to-point system integration companies and firms advocating proprietary data warehousing solutions. The Company believes that both of these approaches are falling out of favor because they are costly and inefficient.

Biometric Face Recognition and Identification

While there are several vendors that offer face recognition technology, there are really four main players in this space, of which Imagis is one. The other three category leaders are: Identix Incorporated of Minnetonka, Minnesota, Visage Technology of Littleton, Massachusetts (which recently acquired ZN Vision of Germany), and Cognitec Systems GmbH of Dresden, Germany.

Child Recovery and Identification Software

Imagis believes that it is the only vendor to combine face recognition and scene/image analysis functionality into a full suite of child identification, investigation, and recovery products. While Paris-based LTU Technologies competes with Imagis’ scene recognition capabilities, at present this vendor does not have any face recognition capabilities within their product. Furthermore, the Company believes that the installation at the NCS represents the world’s largest repository of child abuse imagery, and each image has been encoded using Imagis’ proprietary technology. The Company believes future deployments in subsequent countries will benefit from the work already performed by the NCS.

Arrest and Booking Software

There are several vendors who have commercially available products that have some similarities or overlapping functionality to Imagis’ CABS application. They include Printrak International (a subsidiary of Motorola), ImageWare Systems Inc., and Niche Technologies Inc.

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

As part of its confidentiality procedures, the Company generally enters into nondisclosure and confidentiality agreements with each of its key employees, consultants, and business partners and limits access to and distribution of its technology, documentation, and other proprietary information.  In particular, the Company has entered into non-disclosure agreements with each of its employees and business partners.  The terms of the employee non-disclosure agreements include provisions requiring assignment to the Company of employee inventions.  In addition, the Company’s source code for its software products is maintained in a controlled environment within the technology and development group.  For security purposes, a copy of the source code is maintained in lock-boxes at banks in Vancouver and Victoria, British Columbia.  There can be no assurance that the Company’s efforts to protect its intellectual property rights will be successful.  Despite the Company’s efforts to protect its intellectual property rights, unauthorized third parties (including competitors) may, from time to time, copy or reverse engineer certain portions of the Company’s technology and use such information to create competitive products.

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

Research and Development

The Company’s personnel have considerable experience and expertise in the development of service-oriented application architecture using XML Web Services as well as considerable experience in advanced computer vision and imaging systems. The Company’s software product development personnel employ modular software architecture, object-oriented software development and graphical user interface design technologies to develop scaleable, modular products.

As of December 31, 2004, the Company’s research and development staff consisted of thirteen (13) employees, all of whom were located in the province of British Columbia.

During the fiscal years ended December 31, 2004 and December 31, 2003, the Company’s total expenditures for research and development (technology development in the consolidated financial statements) were $1,037,013 and $692,754, respectively.  Management believes that timely and continuing product development is critical to the Company’s success and plans to continue to allocate significant resources to product development.

Sales and Marketing

Sales Strategy

Imagis employs multiple sales and distribution channels to effectively penetrate markets including:

  Direct Sales Force (to identify and develop business partner and strategic relationships);

  Strategic Business Partnerships and Alliances; and

  Strategic Acquisitions.

Direct Sales Force

Imagis employs business development and sales personnel whose duties include the active recruitment of new business partners. Furthermore, the sales and business development team provides assistance to existing partners in qualifying sales opportunities, conducting joint customer calls, writing proposals, and performing analysis with the end customer.

Strategic Business Partnerships and Alliances

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

Imagis seeks to partner with qualified firms to develop business opportunities and prefers to have partners take the lead on sales opportunities.  Imagis is also prepared and willing—under the right circumstances—to lead sales efforts directly, leveraging as sub-contractors local partners who may not be well enough positioned to close a sale.

Imagis’ business partnerships include Imagis Technologies UK Limited; Microsoft Corp.; HP, Inc.; Cisco Systems; Orion Systems, a division of SRA Inc.; Serco plc; SANYO Semiconductor; and Tiburon, Inc a division of Compudyne Corporation.

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

Marketing Strategy

The Company’s primary sales and marketing strategy encompasses the following:

  Imagis will engage with strong systems integrators already entrenched in their respective regions, ensuring they are trained on our software (features/functionality) while providing them the necessary tools to sell and support the end-user environment. The initial focus for the Company is on partner’s involved in state and local government public safety and law enforcement agencies.  The Company is also in discussions with a few partners’ prospects about expanding its products and services into other market verticals outside of justice and public safety.  There can be no assurance, however, that these discussions will result in agreements with such prospects where such parties on terms acceptable will agree to Imagis to use its products.

  The Company aims to get closer to technical contacts inside of each government level, including local, county, state, and federal to better understand what they need and how Imagis can provide a rapid iteration of data-sharing via “pilot projects and/or proof of concept” proposals.  If the Company can prove the ease of use, show the software’s viability and cost effectiveness, and demonstrate the real-time benefits to having access to the information, the Company may be able to shorten the sales timeline and push sales through the cycle.

  To engage with projects where the need for data-sharing has already been identified, perhaps initiated in an RFI or RFP and where the Briyante tools will encourage rapid iteration of and access to disparate data.

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

  The Company believes that it has established its position as a leading provider of software to the law enforcement market. This includes information sharing, identification technologies, and child protection.

  The Company believes that its biometric identification technology is recognized as a market leader in face recognition and identification.

  Imagis Facial Recognition software has been successfully installed at a number of law enforcement agencies and achieved success in identifying offenders and suspects.

  The Company believes it can leverage the success of its ChildBase application and relationship with a United Kingdom national police agency to promote other child identification and law enforcement applications.

  Excellent customer references have been established, including the Royal Canadian Mounted Police, King County Sheriff’s Office, Charlotte Mecklenburg Police Department, Contra Costa County, and over thirty police departments and sheriff’s offices in Alameda County, California – the largest digital imaging system on the West coast.

  Imagis’ products are available both as complete applications and as a series of components delivered within a software development kit that can be easily integrated into other products. Ease of integration ensures that new applications can be developed quickly to adapt to changing market needs.

Employees

As of December 31, 2004, the Company had 35 employees all of which were full-time employees, consisting of thirteen (13) employees in research and development, ten (10) employees in marketing and sales, 5 (five) employees in customer support and seven (7) employees in management, finance and administration.  The Company’s success will depend in large part on its ability to attract and retain skilled and experienced employees.  None of the Company’s employees are covered by a collective bargaining agreement, and the Company believes that its employee relations are good.  The Company has obtained key man insurance on one of its senior software developers, in the aggregate amount of $500,000.  See “Risk Factors – Dependence on Key Personnel.”

Financial Statements

The Company’s financial statements are prepared in accordance with generally accepted accounting principles (“GAAP”) of Canada, and Note 17 to the financial statements includes a reconciliation of the Company’s financial information from Canadian GAAP to U.S. GAAP and a discussion of the differences between Canadian GAAP and U.S. GAAP that affect the Company and its financial statements.

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

Limited Operating History; History of Losses

The Company commenced operations in March 1998 and, therefore, has only a limited operating history upon which an evaluation of its business and prospects can be based. The Company incurred net losses of $5,457,937 and $4,058,857 in the years ended December 31, 2004 and December 31, 2003, respectively.  The Company has never been profitable and there can be no assurance that, in the future, the Company will be profitable on a quarterly or annual basis.

In view of the rapidly evolving nature of the Company’s business and markets and limited operating history, the Company believes that period-to-period comparisons of financial results are not necessarily meaningful and should not be relied upon as an indication of future performance.

The Report of the Independent Registered Public Accounting Firm on the Company’s December 31, 2004 Financial Statements includes an explanatory paragraph that indicates the financial statements are affected by conditions and events that cast substantial doubt on the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Need for Additional Financing

The Company has cash sufficient to fund its operations through April 30, 2005.  The Company has also received orders that if completed will generate cash sufficient to fund its operations through September 30, 2005. If no further sales are received, the Company will be required to seek additional financing to fund its operations during the 2005 fiscal year.  There is no assurance that the Company will be able to secure financing or that such financing will be obtained on terms favourable to the Company.  Failure to obtain adequate financing if necessary could result in significant delays in development of new products and a substantial curtailment of Imagis’ operations.

Potential Fluctuations in Quarterly Financial Results

The Company’s financial results may vary from quarter to quarter based on factors such as the timing of significant orders and contract completions.  The Company’s revenues are not predictable with any significant degree of certainty and future revenues may differ from historical patterns. If customers cancel or delay orders, it can have a material adverse impact on the Company’s revenues and results of operations from quarter to quarter. Because the Company’s results of operations may fluctuate from quarter to quarter, you should not assume that you could predict results of operations in future periods based on results of operations in past periods.

Even though the Company’s revenues are difficult to predict, it bases its expense levels in part on future revenue projections. Many of the Company’s expenses are fixed, and it cannot quickly reduce spending if revenues are lower than expected. This could result in significantly lower income or greater loss than the Company anticipates for any given period. The Company will react accordingly to minimize any such impact.

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

Lengthy Sales Cycles

The purchase of any of the Company’s software systems is often an enterprise-wide decision for prospective customers and requires the Company (directly or through its business partners) to engage in sales efforts over an extended period of time and to provide a significant level of education to prospective customers regarding the use and benefits of such systems. In addition, an installation generally requires approval of a governmental body such as municipal, county or state government, which can be a time-intensive process and require months before a decision to be made. Due in part to the significant impact that the application of the Company’s products has on the operations of a business and the significant commitment of capital required by such a system, potential customers tend to be cautious in making acquisition decisions. As a result, the Company’s products generally have a lengthy sales cycle ranging from six (6) to twelve (12) months. Consequently, if sales forecast from a specific customer for a particular quarter are not realized in that quarter, the Company may not be able to generate revenue from alternative sources in time to compensate for the shortfall. The loss or delay of a large contract could have a material adverse effect on the Company’s financial condition, operating results and cash flows.  Moreover, to the extent that significant contracts are entered into and required to be performed earlier than expected, the Company’s future operating results may be adversely affected.

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

The loss of the services of any of the Company’s senior management or other key employees or the inability to attract and retain the necessary technical, sales and managerial personnel could have a material adverse effect upon its business, financial condition, operating results and cash flows. With the exception of one key software developers, the Company does not currently maintain “key man” insurance for any senior management or other key employees.

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

Dispute with OSI

On July 8, 2002, the Company entered into the following agreements with OSI:

i.

Product Development and Marketing Agreement. Under this agreement, the Company formed a strategic alliance with OSI to develop mutually agreed integrated airport and transportation security products The Company agreed to commit a minimum of US$250,000 to develop these products and operate this group.

ii.

Software Developer Services Agreement. Under this agreement, the Company agreed to engage the services of software engineers and equipment in OSI’s software development facility in Hyderabad, India. The Company agreed to pay to OSI a minimum of US$250,000 during the term of the agreement, which expired on June 30, 2003, provided that if the aggregate amount paid to OSI on such date was less than US$250,000, the agreement could be extended for six months.

iii.

Joint Venture Letter of Intent. Under this letter of intent, upon OSI’s establishment of a Brazilian entity to oversee marketing, sales, service and assembly and marketing of OSI’s products, in Brazil and the establishment of an office in Brazil, Imagis would invest US$250,000 for a 20% equity ownership in that entity.

On March 20, 2003 the above agreements were amended as follows:

i.

the strategic alliance agreement to develop and market integrated airport and security products with OSI was extended to July 8, 2004. The expenditure commitment was reduced to a minimum of US$125,000 on product development and the operation of an Airport Security Group to market the products. As at December 31, 2004, the Company has incurred US$48,350 in expenditures on product development.

ii.

the agreement to engage OSI to provide software development services was extended to December 31, 2004. The expenditure commitment has been reduced to a minimum of US$125,000, based on hourly rates charged at 85% of fair market value.

iii.

The Company agreed to pay OSI a management fee of US$250,000 on or before March 20, 2004

On January 27, 2005 the Company received a Notice of Demand from OSI for US$500,000 alleging that the Company was in default under the terms of these agreements. The Company believes that OSI acted in bad faith and, as a result, the Company was unable to meet the terms of these agreements. The parties have agreed to refer this matter to the American Arbitration Association for resolution. While the Company believes that it has not defaulted under the terms of these agreements, there can be no assurance that this dispute will be resolved in the Company’s favour and that the Company will not be required to pay the full or partial amount of such demand to OSI upon resolution of this dispute.

Strategic Alliance with Sanyo and Intacta  to form Zixsys (formerly known as SecurityART Inc.)

During the second quarter of 2002, the Company entered into a strategic alliance agreement with Sanyo and Intacta to form Zixsys.  Zixsys will integrate the hardware and software technologies of all three companies and thereafter market security products for use in airports, buildings, laboratories, document authentication and verification for passports, visas and ID cards. During the quarter ended September 30, 2002 Imagis acquired the rights to Intacta’s royalties payable under the strategic alliance agreement for consideration of US$150,000.  During fourth quarter ended December 31, 2002, the Company acquired all patents held by Intacta outside the United States in consideration of US$50,000.  There can be no assurance that the relationship with Zixsys or the integration of technologies with Zixsys will prove to be successful in the future or will result in any material revenue for the Company.

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

Certain Shareholders May Exercise Control over Matters Voted Upon by the Company's Shareholders

Certain of the Company’s officers, directors and entities affiliated with the Company together beneficially owned a significant portion of the Company’s outstanding common shares as of December 31, 2004. While these shareholders do not hold a majority of the Company’s outstanding common shares, they will be able to exercise significant influence over matters requiring shareholder approval, including the election of directors and the approval of mergers, consolidations and sales of the Company’s assets. This may prevent or discourage tender offers for the Company’s common shares.

Additional Disclosure Requirements Imposed on Penny Stock Trades

If the trading price of Imagis’ common shares is less than $5.00 per share, trading in its common shares may be subject to the requirements of certain rules promulgated under the Exchange Act, which require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a penny stock.  Such additional disclosure includes, but is not limited to, U.S. broker-dealers delivering to customers certain information regarding the risks and requirements of investing in penny stocks, the offer and bid prices for the penny stock and the amount of compensation received by the broker-dealer with respect to any proposed transaction. The additional burdens imposed upon broker-dealers may discourage broker-dealers from effecting transactions in Imagis’ common shares, which could reduce the liquidity of Imagis’ common shares and thereby have a material adverse effect on the trading market for such securities.

Enforcement of Civil Liabilities

Imagis is a corporation incorporated under the laws of British Columbia, Canada.  A number of the Company’s directors and officers reside in Canada or outside of the United States.  All or a substantial portion of the assets of such persons are or may be located outside of the United States.  It may be difficult to effect service of process within the United States upon the Company or upon such directors or officers or to realize in the United States upon judgments of United States courts predicated upon civil liability of the Company or such persons under United States federal securities laws. The Company has been advised that there is doubt as to whether Canadian courts would (i) enforce judgments of United States courts obtained against the Company or such directors or officers predicated solely upon the civil liabilities provisions of United States federal securities laws, or (ii) impose liability in original actions against the Company or such directors and officers predicated solely upon such United States laws.  However, a judgment against the Company predicated solely upon civil liabilities provisions of such United States federal securities laws may be enforceable in Canada if the United States court in which such judgment was obtained has a basis for jurisdiction in that matter that would be recognized by a Canadian court.

Item 2.  Description of Property.

The Company subleases approximately 7,500 square feet of office space at 1075 West Georgia Street in Vancouver, British Columbia, Canada for use as its headquarters.  This lease expires on June 29, 2005, with monthly payments totalling $13,225. The Company sublet approximately 3,400 square feet of office space at 506 Fort Street in Victoria, British Columbia, Canada for its technical support and research and development. This lease expires September 30, 2006, with monthly payments totalling $5,110.

Item 3.  Legal Proceedings.

On July 8, 2002, the Company entered into the following agreements with OSI:

i.

Product Development and Marketing Agreement. Under this agreement, the Company formed a strategic alliance with OSI to develop mutually agreed integrated airport and transportation security products The Company agreed to commit a minimum of US$250,000 to develop these products and operate this group.

ii.

Software Developer Services Agreement. Under this agreement, the Company agreed to engage the services of software engineers and equipment in OSI’s software development facility in Hyderabad, India. The Company agreed to pay to OSI a minimum of US$250,000 during the term of the agreement, which expires on June 30, 2003, provided that if the aggregate amount paid to OSI on such date was less than US$250,000, the agreement can be extended for six months.

iii.

Joint Venture Letter of Intent. Under this letter of intent, upon OSI’s establishment of a Brazilian entity to oversee marketing, sales, service and assembly and marketing of OSI’s products, in Brazil and the establishment of an office in Brazil, Imagis would invest US$250,000 for a 20% equity ownership in that entity.

On March 20, 2003 the above agreements were amended as follows:

i.

the strategic alliance agreement to develop and market integrated airport and security products with OSI was extended to July 8, 2004. The expenditure commitment was reduced to a minimum of US$125,000 on product development and the operation of an Airport Security Group to market the products. As at December 31, 2004, the Company incurred US$48,350 in expenditures on product development.

ii.

the agreement to engage OSI to provide software development services was extended to December 31, 2004. The expenditure commitment has been reduced to a minimum of US$125,000, based on hourly rates charged at 85% of fair market value.

iii.

The Company agreed to pay OSI a management fee of US$250,000 on or before March 20, 2004

On January 27, 2005 the Company received a Notice of Demand from OSI for US$500,000 alleging that the Company was in default under the terms of these agreements. The Company believes that OSI acted in bad faith and, as a result, the Company was unable to meet the terms of these agreements. The parties have agreed to refer this matter to the American Arbitration Association for resolution. While the Company believes that it has not defaulted under the terms of these agreements, there can be no assurance that this dispute will be resolved in the Company’s favour and that the Company will not be required to pay the full or partial amount of such demand to OSI upon resolution of this dispute.

Item 4.

Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2004, there were no matters submitted to a vote of the Company’s security holders.

PART II

Item 5.  Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

The Company’s common shares, no par value, began trading on the TSX Venture Exchange under the symbol “CAP” on September 29, 1998 and changed its symbol to “NAB” on February 25, 1999.  The table below sets forth the reported high and low sales prices for the Company’s common shares for the quarterly periods ended from March 31, 2003 to December 31, 2004 (as reported on the TSX Venture Exchange). On November 26, 2003, the Company changed its symbol to “WSI” following its consolidation of its share capital. The last reported closing price of the Company’s common shares on the TSX Venture Exchange on March 15, 2005 was $0.38.

	High	Low
2003
March 31, 2003	$1.05	$1.00
June 30, 2003	$0.34	$0.29
September 30, 2003	$0.23	$0.20
December 31, 2003	$0.61	$0.60

2004
March 31, 2004	$0.57	$0.57
June 30, 2004	$0.42	$0.40
September 30, 2004	$0.40	$0.40
December 31, 2004	$0.32	$0.32

The Company’s common shares were also quoted on the OTCBB, under the symbol “IGSTF.OB”.  On November 26, 2003, following its consolidation of its share capital, the Company changed its symbol to “IMTIF” The table below sets forth the reported high and low bid prices for the Company’s common shares on the OTCBB for the quarterly periods ended March 31, 2003 to December 31, 2004.  These OTCBB quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.  On March 15, 2005, the closing price of the Company’s common shares on the OTCBB was US$0.30.

	High (U.S.)	Low (U.S.)
2003
March 31, 2003	$0.71	$0.62
June 30, 2003	$0.27	$0.21
September 30, 2003	$0.17	$0.14
December 31, 2003	$0.55	$0.40

2004
March 31, 2004	$0.45	$0.45
June 30, 2004	$0.35	$0.31
September 30, 2004	$0.28	$0.28
December 31, 2004	$0.25	$0.24

As of March 15, 2005, there were 113 holders of record based on the records of the Company’s transfer agent.  This number does not include beneficial owners of the Company’s common shares whose shares are held in the names of various securities brokers, dealers and registered clearing agencies.

The Company has never paid dividends on its common shares and does not intend to pay dividends on its common shares in the foreseeable future.  The board of directors of the Company intends to retain any earnings to provide funds for the operation and expansion of the Company’s business.  See “Item 6—Management’s Discussion and Analysis.”

Equity Compensation Plan Information as of December 31, 2004
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plan approved by security holders	3,092,334	$0.61	255,356
Equity compensation plans not approved by security holders	N/A	N/A	N/A
	3,092,334	$0.61	255,356

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

Certain Canadian Federal Income Tax Information for United States Residents

The following summarizes the principal Canadian federal income tax considerations generally applicable to the holding and disposition of common shares of the Company by a holder (a) who, for the purposes of the Income Tax Act (Canada) the (“Tax Act”), is not resident in Canada, deals at arm’s length with the Company, holds the common shares as capital property and does not use or hold the common shares in the course of carrying on, or otherwise in connection with, a business in Canada, and (b) who, for the purposes of the Canada-United States Income Tax Convention (the “Treaty”), is a resident of the United States, has never been a resident of Canada, has not held or used (and does not hold or use) common shares in connection with a permanent establishment or fixed base in Canada, and who qualifies for the full benefits of the Treaty.  Holders who meet all such criteria in clauses (a) and (b) are referred to herein as a “U.S. Holder” or “U.S. Holders”, and this summary only addresses such U.S. Holders.  The summary does not deal with special situations, such as particular circumstances of traders or dealers, limited liability companies, tax-exempt entities, insurers, financial institutions (including those to which the mark-to-market provisions of the Tax Act apply), or otherwise.

This summary is based on the current provisions of the Tax Act and the regulations thereunder, all proposed amendments to the Tax Act and regulations publicly announced by the Minister of Finance (Canada) to the date hereof, the current provisions of the Treaty and the current administrative practices of the Canada Revenue Agency.  It has been assumed that all currently proposed amendments will be enacted as proposed and that there will be no other relevant change in any governing law, the Treaty or administrative policy, although no assurance can be given in these respects.  This summary does not take into account provincial, U.S. or other foreign income tax considerations, which may differ significantly from those discussed herein.

This summary is not exhaustive of all possible Canadian income tax consequences.  It is not intended as legal or tax advice to any particular U.S. Holder and should not be so construed.  The tax consequences to a U.S. Holder will depend on that U.S. Holder’s particular circumstances.  Accordingly, all U.S. Holders or prospective U.S. Holders should consult their own tax advisors with respect to the tax consequences applicable to them having regard to their own particular circumstances.  The discussion below is qualified accordingly.

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

A Common share will be taxable Canadian property to a U.S. Holder if, at any time during the 60 month period ending at the time of disposition, the U.S. Holder or persons with whom the U.S. Holder did not deal at arm’s length (or the U.S. Holder together with such persons) owned 25% or more of the issued shares of any class or series of the Company.  In the case of a U.S. Holder to whom common shares represent taxable Canadian property, no tax under the Tax Act will be payable on a capital gain realized on a disposition of such shares in the open market by reason of the Treaty unless the value of such shares is derived principally from real property situated in Canada.  Management of the Company believes that the value of its common shares is not derived principally from real property situated in

Canada, and that no tax will be payable under the Tax Act on a capital gain realized by a U.S. Holder (as defined above) on a disposition of common shares in the open market.

ALL PROSPECTIVE INVESTORS ARE ADVISED TO CONSULT THEIR OWN TAX ADVISORS WITH RESPECT TO THE SPECIFIC TAX CONSEQUENCES OF PURCHASING THE COMPANY’S COMMON SHARES

Recent Sales of Unregistered Securities

Certain of the information required by this Item 5 was previously reported by the Company on Form 10-Q and Form 8-K.

On December 22, 2004, the Company issued 12,882 common shares and 12,882 common share purchase warrants on conversion of 57,971 Special Warrants to individuals and companies in private transactions outside the United States.  The common shares and common share purchase warrants were issued to persons located outside the United States who were not “U.S. persons”, as such term is defined in Regulation S (“Regulation S”) promulgated under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon the exclusion from registration available under Regulation S.

Small Business Issuer Purchases of Equity Securities

During the quarter ended December 31, 2004, there were no purchases of equity securities effected by the Company.

Item 6.  Management’s Discussion and Analysis or Plan of Operation

About Imagis

Imagis develops and markets software that simplifies, accelerates, and economizes the process of connecting existing, disparate databases, enhanced as appropriate with biometric facial recognition technology. The combination of these technologies enables information owners to share data securely with external stakeholders and software systems using any combination of text or imagery. This includes searching disconnected data repositories for information about an individual using only a facial image. This allows organizations to quickly create regional information sharing networks using any combination of text or imagery.

Using industry standard Web services and XML, Imagis delivers a secure and economical approach to true, real-time application interoperability. Production deployments of the Company’s core integration technology — BIE — have demonstrated remarkable reductions in the time and risk associated with implementing and supporting integrated access to physically and technologically disparate computers. The Company believes that the broad ranging applicability of BIE into a variety of vertical markets such as health care, financial services, government services and telecommunications has been clearly demonstrated by recent, successful deployments in the United States.

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

Use of estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported or disclosed in the financial statements. Actual amounts may differ from these estimates.  Areas of significant estimate include but are not limited to valuation of accounts receivable; amortization periods of equipment, intellectual property and other assets; valuation of intellectual property; fair value inputs for calculation of stock-based compensation; and the valuation allowance of future income tax assets.

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

Results of Operations for the three month period and year ended December 31, 2004 compared to December 31, 2003:

Revenues

Imagis’ total revenues for the three month period ended December 31, 2004 were $327,016 compared to the prior year level of $263,793. The year to date revenues decreased to $1,032,970 from the prior year level of $1,355,742. Revenues from the Company’s software products increased to $209,919 for the current three month period as compared to $191,425 for 2003. Software revenues decreased by 27% to $639,805 for the year to date over the prior year level of $877,438.

As of March 15, 2005 Imagis received orders totalling $2,100,000 that are not recorded as at December 31, 2004. Consequently, Imagis expects that revenues will increase in the first two quarters of 2005 when compared to the first two quarters of 2004 and will continue to increase as the new products acquired and developed as a result of the acquisition of Briyante continue to gain increasing customer acceptance. In addition, the Company has entered into a partnership with a United Kingdom company described below in Liquidity and Capital Resources. Management of the Company believes that this relationship has significant potential to generate additional future revenue for Imagis.  There can be no assurance however that such revenue will materialize or if such revenue does materialize that it will be significant.

Support and services revenues were 62% higher at $115,464 for the three month period ended December 31, 2004 than in 2003 of $71,324. Support and services revenues for the year to date declined 18% to $385,075 from the prior year level of $469,575. The support revenues decreased as a result of a large support contract that expired during 2003 and was taken over by Imagis’ business partner.

Operating Costs

Operating expenses totalled $1,597,196 for the three month period ended December 31, 2004, which is 31% greater than the 2003 operating expenses of $1,223,076. The 2004 expenses include stock-based compensation of $143,135 due to the increase of Imagis’ employee stock option plan and $348,921 in amortization, which includes $322,713 in amortization costs for the intellectual property acquired in the Briyante acquisition. Excluding these non-cash charges the 2004 operating expenses total $1,105,140. The 2003 expenses include amortization of $177,780. Excluding this expense, the operating expenses for 2003 were $1,045,295. The increase of $59,845 between 2004 and 2003 represents a 6% increase in operating expenses over the prior period. The increased costs over the prior period resulted from significant decreases in administration of $162,030, which were offset by an increase in interest expense of $43,452, an increase in sales and marketing of $99,220, an increase in technical services of $29,356 and an increase in technological development of $49,857. The increases are mainly due to hiring additional staff to achieve the anticipated sales growth in 2005.

Operating expenses totalled $6,490,907 for the year ended December 31, 2004, which is 20% greater than the 2003 operating expenses of $5,414,599. The 2004 expenses include stock-based compensation of $1,204,307 due to the restructuring of Imagis’ employee stock option plan and $1,524,525 in amortization, which includes $1,290,852 in amortization costs for the intellectual property acquired in the Briyante acquisition. Excluding these non-cash charges the 2004 operating expenses total $3,762,075. The 2003 expenses include a one-time charge of US$250,000 (CDN$366,950) recorded as a management fee owing to OSI, a $100,000 cost recovery of software consulting fees relating to sub-contracted work from 2002, and amortization of $359,241. Excluding these items, the operating expenses for 2003 were $4,788,408.  The difference of $1,026,333 between 2004 and 2003 represents a 21% reduction in operating expenses over the prior year. The lower costs over the prior period resulted from significant decreases in the areas of administration, cost of materials, sales and marketing, and technical services. This was offset partially by an increase in technology development costs due to the addition of staff. The cash operating expense rate had stabilized at approximately $3,200,000 per annum from July 2003 through March 2004. The current operating expense level is approximately $4,300,000 per year as a result of increased staffing levels required to meet increased demand for Imagis’ products and services. Any further increase in expenditure levels will only occur as the company receives increased levels of orders.

Administration

Administrative costs for the three month period ended December 31, 2004 were $450,155, which is 12% less than for 2003 of $512,472. These costs include a stock-based compensation charge of $99,713 in 2004. Excluding these charges, the administrative costs were $350,442 in 2004 versus $512,472 in 2003, which represents a 32% decrease. This decrease was due to decreased legal and general operating costs.  Administrative costs include staff salaries and related benefits and travel, stock-based compensation, consulting and professional fees, facility and support costs, shareholder, regulatory and investor relations costs.

Administrative costs for the year ended December 31, 2004 were $2,124,342, which is 3% less than for 2003 of $2,188,921. These costs include the stock-based compensation charge of $838,967 in 2004 and the one-time management fee of US$250,000 (CDN$366,950) in 2003 described above. Excluding these charges, the administrative costs were $1,285,375 in 2004 compared to $1,821,971 in 2003, which represents a 30% reduction.

Bad Debt Expense

The bad debt expense for the three month period ended December 31, 2003 and 2004 was nil.

The bad debt expense for the year ended December 31, 2003 of $117,433 consisted of three customers that defaulted on payment for a software license. There were no bad debts incurred in 2004.

Interest and Amortization

The interest expense for the three month period ended December 31, 2004 of $68,253, which is 175% greater than for 2003 of $24,802, is primarily due to interest charged on late payroll remittances to Revenue Canada which is currently being appealed. The increase in amortization expense to $348,921 from $177,780 is primarily due to the increased amortization expense associated with the acquisition of the intellectual property of Briyante.

The interest expense for the year ended December 31, 2004 of $93,562, which is 40% greater than for 2003 of $66,765, is primarily due to interest charged on late payroll remittances to Revenue Canada which is currently being appealed. The increase in amortization expense to $1,524,525 from $359,240 is primarily due to the amortization expense associated with the acquisition of the intellectual property of Briyante.

Sales and Marketing

Sales and marketing expenses for the three month period ended December 31, 2004 were $377,728 which is 52% greater than for 2003 of $249,078. These costs include a stock-based compensation charge of $29,436 in 2004. Excluding these charges, the sales and marketing expenses were $348,292 in 2004 verses $249,078 in 2003  which represents a 40% increase. The Sales and marketing expenses for the year ended December 31, 2004 were $1,362,928, which is 2% less than the 2003 costs of $1,388,134. These costs include the stock-based compensation charge of $247,672 in 2004. Excluding these charges, the sales and marketing costs were $1,115,256 in 2004 verses $1,388,134 in 2003, which represents a 20% decrease. Imagis significantly decreased its sales team after March 31, 2003 and streamlined its associated travel and marketing costs as part of its strategy of utilizing a more targeted marketing and sales strategy. Sales and marketing costs have increased in the fourth quarter of 2004 to target opportunities where identifiable revenues exist.

Technology Development

The technology development expenses for the three month period ended December 31, 2004 were $248,371 which is 33% greater than the 2003 costs were $186,931. These costs include a stock-based compensation charge of $11,583 in 2004. Excluding these charges, the technology development expenses were $236,788 in 2004 which is 27% higher than 2003.

The technology development expenses for the year ended December 31, 2004 were $1,037,013 which is 50% higher than the 2003 costs of $692,754. These costs include the stock-based compensation charge of $97,461 in 2004 and a 2003 cost recovery of $100,000 discussed above. Excluding these charges, the technology development costs were $939,552 in 2004 verses $792,754 in 2003, which represents a 19% decrease over 2003.

 Technology development expenses were reduced during the second and third quarters of 2003 and then increased to current levels with the addition of staff associated with the Briyante acquisition and additional staff to meet development requirements associated with the orders received in late 2004 and early 2005. Management believes that continuing to invest in technology advancements is crucial to the future success of Imagis.

Technical Services

Costs for the technical services group for the three month period ended December 31, 2004 were $103,771, which is 44% greater than the comparable 2003 costs of $72,013. These costs include a stock-based compensation charge of $2,402 in 2004. Excluding these charges, the technology development expenses were $101,369 in 2004 which is 41% higher than 2003.

The technology services expenses for the year ended December 31, 2004 were $348,537 which is 12% lower than the 2003 costs of $397,412. These costs include the stock-based compensation charge of $20,207 in 2004. Excluding these charges, the technology services costs were $328,330 in 2004 , which represents a 17% reduction from 2003.

The technical services group generally assists the Company’s strategic partners in their installation of Imagis’ products and also provides clients with any technical support they may require under annual support contracts, and includes primarily costs for salaries, facilities and travel. Costs for future quarters will be dependent on the sales levels achieved by the Company.

Net Loss for the Period

Overall, the Company incurred a net loss for the three month period ended December 31, 2004 of $1,270,180 or $0.08 per share, which is 32% higher than the net loss incurred during the three months ended December 31, 2003 of $959,283 or $0.14 per share. The loss per share figure for 2003 has been adjusted to take into account the Company’s share consolidation that occurred in November of 2003. Adjusting the loss to take into account the non-cash and one-time expenses described above, the losses become $778,124 for 2004 and $781,503 for 2003, representing a 1% decrease. The Company has received significant sales orders during the final quarter of 2004 and the first quarter of 2005; however, installation did not commence until 2005 and the revenue will not be recognised until then.

The Company incurred a net loss for the year ended December 31, 2004 of $5,457,937 or $0.39 per share, which is 34% larger than the net loss incurred during the year ended December 31, 2003 of $4,058,857 or $0.74 per share.

The loss per share figure for 2003 has been adjusted to take into account the Company’s share consolidation that occurred in November of 2003. Adjusting the loss to take into account the non-cash and one-time expenses described above, the losses become $2,729,105 for 2004 and $3,432,666 for 2003, representing a 20% reduction. The rate of loss at December 31, 2004 on an EBITDA basis was $280,000 per month and management believes that the Company will be able to achieve break even operations on an EBITDA basis during the first six months of 2005. The timing will depend on the schedule of completion of existing contracts as this affects the recognition of revenue.

Summary of Quarterly Results

	Q4-2004	Q3 – 2004	Q2 - 2004	Q1 - 2004	Q4 - 2003	Q3 - 2003	Q2 - 2003	Q1 - 2003

Total Revenue	$327,016	102,814	317,085	286,055	263,793	496,612	317,829	277,508
Loss	(1,270,180)	(1,346,203)	(1,259,753)	(1,581,801)	(959,283)	(694,042)	(620,431)	(1,785,101)
Net loss per share	(0.08)	(0.09)	(0.09)	(0.14)	(0.15)	(0.15)	(0.13)	(0.40)

The Company’s changes in its Net Losses per quarter fluctuate according to the volume of sales. As the Company currently has a small number of customers generating the majority of its revenues, there is no consistency from one quarter to the next and past quarterly performance is not considered to be indicative of future results. The Company had significantly reduced its operating expenses during the period from Q3 2002 through Q3 2003, which also has a large impact on the comparative loss figures. The Company is not aware of any significant seasonality affecting its sales.

Liquidity and Capital Resources

The Company’s cash on hand at the beginning of the three-month period ended December 31, 2004 aggregated $68,760. During the period, the Company received additional net funds of $1,179,100 from a private placement that closed in November, less $325,000 received prior to October 1, 2004, and an additional $140,000 in share subscriptions for a private placement that closed in January 2005.

The Company used these funds primarily to finance its operating loss for the period. The impact on cash of the loss of $1,329,178, after adjustment for non-cash items and changes to other working capital accounts in the period, resulted in a negative cash flow from operations of $893,258. The Company also repaid capital leases of $9,079, purchased a software asset for $25,000 in cash plus $75,000 in common share units, and purchased capital assets of $12,414, overall the Company’s cash position decreased by $54,389 to $123,148 at December 31, 2004.

The Company’s cash on hand at the beginning of the year ended December 31, 2004 aggregated $86,227. During the period, the Company received additional net funds of $1,534,150 in share subscriptions for a private placement that was closed on April 28, 2004, $1,179,100 from a private placement that closed November 30, 2004 and $140,000 in share subscriptions for a private placement that closed in January 2005. The Company also settled $1,094,562 in debt through the issuance of common shares. These transactions are described below.

The Company used these funds primarily to finance its operating loss for the period. The impact on cash of the loss of $5,516,935, after adjustment for non-cash items and changes to other working capital accounts in the period, resulted in a negative cash flow from operations of $2,723,503. The Company also repaid capital leases of $27,241, purchased a software asset for $25,000 cash and $75,000 in common share units, and purchased capital assets of $40,624, overall the Company’s cash position increased by $36,921 to $123,148 at December 31, 2004.

In April 2004, the Company completed a private placement consisting of 4,007,875 units at $0.40 per unit. Each unit consists of one common share and one common share purchase warrant.  Each warrant entitles the holder to acquire one additional common share in the capital of Imagis at an exercise price of $0.50 until April 28, 2005 or at $0.75 from April 29, 2005 until April 28, 2006. The common shares and warrants were subject to a four (4) month hold period in Canada that expired on August 28, 2004. Finders’ fees of $69,000 in cash were paid on a portion of the private placement conducted outside the United States. The total net proceeds to Imagis were $1,534,150.

Concurrently with the private placement in April 2004, the Company settled $688,404 in debt included in accounts payable as at March 31, 2004 through the issuance of 1,708,509 common shares and 393,284 common share purchase warrants. Each warrant entitles the holder to acquire one additional common share in the capital of Imagis at an exercise price of $0.50 until April 29, 2005 or at $0.75 from April 30, 2005 until April 29, 2006. Included in this private placement, the Company settled debt with related parties and formerly related parties totaling $526,090 through the issuance of 1,315,225 common shares with no warrants. The common shares and warrants were subject to a four (4) month hold period in Canada that expired on August 29, 2004.

As of July 15, 2004, management of the Company believed that the funds received through the Company’s private placement in April 2004 combined with the then current and projected operating revenues and the reduction in liabilities achieved through the debt settlements in April 2004 would provide sufficient cash flow to fund the Company’s operations for at least the six (6) month period thereafter. Because the Company experienced unexpected delays in concluding certain contract negotiations and completing certain software installations, it was required to seek further financing.

In November 2004, the Company completed a private placement consisting of 3,930,333 units at $0.30 per unit for total proceeds of $1,179,100. Each unit consisted of one common share and one common share purchase warrant.  Each warrant entitles the holder to acquire one additional common share in the capital of Imagis at an exercise price of $0.40 until November 31, 2005 or at $0.50 from November 30, 2005 until November 30, 2006. The common shares and warrants are subject to a four (4) month hold period in Canada that expires on March 30, 2005.

In November 2004, the Company also purchased intellectual property of a software asset for $100,000, consisting of $25,000 in cash and $75,000 through the issuance of 187,500 common shares and 187,500 common share purchase warrants. Each warrant entitles the holder to acquire one additional common share in the capital of Imagis at an exercise price of $0.40 until November 29, 2005 or at $0.50 from November 29, 2005 until November 29, 2006. The common shares and warrants are subject to a four (4) month hold period in Canada that expires on March 29, 2005.

In December 2004, the Company settled $331,158 in debt through the issuance of 946,166 common shares and 946,166 common share purchase warrants. Each warrant entitles the holder to acquire one additional common share in the capital of Imagis at an exercise price of $0.45 until December 31, 2005 or at $0.55 from December 31, 2005 until December 31, 2006. The common shares and warrants are subject to a four (4) month hold period in Canada that expires on April 30, 2005.

In December 31, 2004 the Company also received share subscriptions of $140,000 to be applied to a private placement that was completed in January 2005. The private placement consisted of 2,857,785 units at $0.35 per unit. Each unit consists of one common share and one common share purchase warrant.  Each warrant entitles the holder to acquire one additional common share in the capital of Imagis at an exercise price of $0.45 until January 11, 2006 or at $0.55 from January 12, 2006 until January 11, 2007. The common shares and warrants are subject to a four (4) month hold period in Canada that expires on May 10, 2005. Finders’ fees of $72,771 in cash were paid on a portion of the private placement. The total net proceeds to Imagis were $927,454.

During the final quarter of 2004, the Company was awarded a contract with PRIME Corp. of British Columbia, Canada to deploy the Imagis flagship InForce Arrest and Booking (InForce AB) software as an integrated component of the province-wide Police Records Information Management Environment (PRIME-BC). This contract will result in revenues to the Company in excess of $800,000; however, any amounts due under this contract will not be received by the Company until early 2005.  The Company also has received other orders with certain agencies in the United States that total an additional approximately $1,300,000, the amounts due under these contracts are expected to be received by the Company in the first six months of 2005.

The company has cash sufficient to fund its operations through April 30, 2005.  The Company has also received orders that if completed will generate cash sufficient to fund its operations through September 30, 2005.  If no further sales are received the Company may need to raise additional funds through private placements of its securities or seek other forms of financing. There can be no assurance that such financing will be available to the Company on terms acceptable to it, if at all.  If the Company’s operations are substantially curtailed, it may have difficulty fulfilling its current and future contract obligations.

Contractual Obligations

The Company is committed to the following operating lease payments over the next three years:

Year	Equipment	Building	Total

2005	$37,706	$140,664	$178,370
2006	14,784	45,985	60,769
2007	14,931	-	14,931

	$67,421	$186,649	$254,070

On January 27, 2005 the Company received a Notice of Demand from OSI for US$500,000 alleging that the Company was in default under the terms of three agreements. The Company believes that OSI acted in bad faith and, as a result, the Company was unable to meet the terms of these agreements. The parties have agreed to refer this matter to the American Arbitration Association for resolution. While the Company believes that it has not defaulted under the terms of these agreements, there can be no assurance that this dispute will be resolved in the Company’s favour and that the Company will not be required to pay the full or partial amount of such demand to OSI upon resolution of this dispute.  For a more detailed discussion of this matter, please see “Item 3 – Legal Proceedings.”)

Off-Balance Sheet Arrangements

At December 31, 2004 the Company did not have any off-balance sheet arrangements.

Item 7.  Financial Statements.

Financial Statements

(Expressed in Canadian dollars)

IMAGIS  TECHNOLOGIES  INC.

Years ended December 31, 2004 and 2003

AUDITORS' REPORT TO THE SHAREHOLDERS

We have audited the consolidated balance sheets of Imagis Technologies Inc. as at December 31, 2004 and 2003 and the consolidated statements of operations and deficit and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2004 and 2003 and the results of its operations and its cash flows for the years then ended in accordance with Canadian generally accepted accounting principles.

“KPMG LLP” (signed)

Chartered Accountants

Vancouver, Canada

March 4, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Directors of Imagis Technologies Inc.

We have audited the accompanying consolidated balance sheets of Imagis Technologies Inc. as of December 31, 2004 and 2003 and the consolidated statements of operations and deficit, and cash flows for each of the years in the two-year period ended December 31, 2004.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our audit opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Imagis Technologies Inc. as of December 31, 2004 and 2003 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2004 in accordance with Canadian generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, a deficiency in operating cash flow and has a deficiency in working capital, all of which raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Canadian generally accepted accounting principles vary in certain significant respects from accounting principles generally accepted in the United States of America.  Information relating to the nature and effect of such differences is presented in note 17 to the consolidated financial statements.

“KPMG LLP” (signed)

Vancouver, Canada

March 4, 2005

IMAGIS TECHNOLOGIES INC.

Consolidated Balance Sheets

(Expressed in Canadian dollars)

December 31, 2004 and 2003

	2004	2003

Assets

Current assets:
Cash and cash equivalents	$123,148	$86,227
Accounts receivable	358,300	459,435
Accrued revenue receivable	27,000	27,000
Prepaid expenses and deposit	97,869	27,836
	606,317	600,498

Equipment, net (note 5)	208,624	254,933

Intellectual property (note 7)	2,550,960	3,747,367

Other assets (note 8)	76,434	181,309

	$3,442,335	$4,784,107

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable and accrued liabilities	$1,120,978	$2,194,808
Deferred revenue	159,764	130,998
Capital lease obligations	28,089	24,762
	1,308,831	2,350,568

Long-term liabilities:
Capital lease obligations (note 9)	24,913	19,171

Shareholders' equity:
Share capital (note 10)	26,230,920	21,528,421
Special warrants (note 10)	748,092	1,642,740
Share subscriptions (note 10)	140,000	-
Contributed surplus	1,648,402	444,093
Deficit	(26,658,823)	(21,200,886)
	2,108,591	2,414,368

	$3,442,335	$4,784,107

Operations (note 1)
Commitments (note 13)
Subsequent events (note 16)

See accompanying notes to consolidated financial statements.

Approved on behalf of the Board:

                    /s/ Clyde Farnsworth                     Director                                                       /s/ Roy Trivett                        Director

IMAGIS TECHNOLOGIES INC.

Consolidated Statements of Operations and Deficit

(Expressed in Canadian dollars)

Years ended December 31, 2004 and 2003

	2004	2003

Revenue:
Software sales	$639,805	$877,438
Support and services	385,075	469,575
Other	8,090	8,729
	1,032,970	1,355,742

Expenses:
Administration	2,124,342	2,188,921
Amortization	1,524,525	359,240
Bad debt expense	-	117,433
Cost of materials	-	203,940
Interest	93,562	66,765
Sales and marketing	1,362,928	1,388,134
Technology development	1,037,013	692,754
Technical services	348,537	397,412
	6,490,907	5,414,599

Loss for the year	5,457,937	4,058,857

Deficit, beginning of year	21,200,886	17,142,029

Deficit, end of year	$26,658,823	$21,200,886

Loss per share - basic and diluted	$0.39	$0.74

Weighted average number of shares outstanding	13,940,922	5,464,356

See accompanying notes to consolidated financial statements.

IMAGIS TECHNOLOGIES INC.

Consolidated Statements of Cash Flows

(Expressed in Canadian dollars)

Years ended December 31, 2004 and 2003

	2004	2003

Cash provided by (used for):

Operations:
Loss for the year	$(5,457,937)	$(4,058,857)
Items not involving cash:
Amortization	1,524,525	359,240
Stock-based compensation	1,204,307	(7,019)
Gain on settlement of accounts payable	(54,930)	-
Changes in non-cash operating working capital:
Accounts receivable	101,135	408,540
Accrued revenue receivable	-	(27,000)
Prepaid	(70,033)	47,900
Accounts payable and accrued liabilities	664	1,306,483
Deferred revenue	28,766	(208,487)
	(2,723,503)	(2,179,200)

Investments:
Purchase of equipment	(40,624)	(8,195)
Net cash costs of business combination	-	(197,934)
Purchase of intellectual property	(25,000)	-
	(65,624)	(206,129)

Financing:
Issuance of common shares for cash	2,782,289	296,038
Issuance of special warrants for cash	-	899,075
Share issue costs	(69,000)	(2,031)
Subscriptions received	140,000
Special warrant issue costs	-	(39,757)
Cash advances received (note 10)	-	319,000
Cash received for debenture (note 11)	-	75,000
Cash received for credit facility (note 11)	-	396,750
Capital lease repayments	(27,241)	(20,350)
	2,826,048	1,923,725

Increase (decrease) in cash	36,921	(461,604)

Cash and cash equivalents, beginning of year	86,227	547,831

Cash and cash equivalents, end of year	$123,148	$86,227

IMAGIS TECHNOLOGIES INC.

Consolidated Statements of Cash Flows, Continued

(Expressed in Canadian dollars)

Years ended December 31, 2004 and 2003

	2004	2003

Supplementary information and disclosures:
Interest paid	$-	$41,964
Issuance of common shares on conversion of special warrants	907,985	-
Issuance of common shares to acquire intellectual property	75,000	-
Equipment acquired under capital lease	36,310	3,440
Issuance of common shares on settlement of debt	1,019,562	236,931
Finders fee recorded on issuance of common shares on conversion of
special warrants	13,337	-
Investment acquired for grant of exclusivity	1	-
Issuance of special warrants on settlement of credit facility	-	396,750
Issuance of special warrants on settlement of debentures	-	75,000
Issuance of special warrants on settlement of advances	-	319,000
Issuance of common shares on acquisition	-	3,636,365
Issuance of warrants as financing costs	-	7,328

See accompanying notes to consolidated financial statements.

IMAGIS TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

(Expressed in Canadian dollars)

Years ended December 31, 2004 and 2003

1.

Operations:

Imagis Technologies Inc. (the “Company”) was incorporated under the Company Act (British Columbia) on March 23, 1998.  The Company operates in a single segment, being the development and sale of software applications and advanced data integration and biometric facial recognition software solutions.

These financial statements have been prepared on a going concern basis which includes the assumption that the Company will be able to realize its assets and settle its liabilities in the normal course of business.  For the year ended December 31, 2004, the Company has incurred a loss from operations of $5,457,937 and a deficiency in operating cash flow of $2,723,503.  In addition, the Company has incurred significant operating losses and net utilization of cash in operations in all prior periods.  At December 31, 2004, the Company has a working capital deficiency of $702,514.  Accordingly, the Company will require continued financial support from its shareholders and creditors until it is able to generate sufficient cash flow from operations on a sustained basis.  Failure to obtain ongoing support of its shareholders and creditors may make the going concern basis of accounting inappropriate, in which case the Company’s assets and liabilities would need to be recognized at their liquidation values.  These financial statements do not include any adjustment due to this going concern uncertainty.

2.

Significant accounting policies:

The Company prepares its financial statements in accordance with generally accepted accounting principles in Canada and, except as set out in note 17, also complies, in all material respects, with accounting principles generally accepted in the United States.  The financial statements reflect the following significant accounting policies:

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

Asset	Term

Intellectual property	3 years
Patents	3 years
Licenses	3 years

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

2.

Significant accounting policies (continued):

(e)

Revenue recognition (continued):

(i)

Software sales revenue (continued):

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

(f)

Use of estimates:

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported or disclosed in the financial statements.  Actual amounts may differ from these estimates.  Areas of significant estimate include but are not limited to valuation of accounts receivable; amortization periods of equipment, intellectual property and other assets; valuation of intellectual property; fair value inputs for calculation of stock-based compensation; and the valuation allowance of future income tax assets.

(g)

Foreign currency:

Monetary assets and liabilities denominated in foreign currencies are translated into Canadian dollars at exchange rates in effect at the balance sheet date.  Revenues and expenses are translated using rates in effect at the time of the transactions. Foreign exchange gains and losses are included in expenses and are insignificant for all periods presented.

2.

Significant accounting policies (continued):

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

(i)

Stock-based compensation:

The Company has a stock-based compensation plan, which is described in note 10.  Subsequent to January 1, 2003, the Company accounts for all stock-based payments to employees and non-employees using the fair value based method.  Under the fair value based method, stock-based payments are measured at the fair value of the equity instruments issued.

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

2.

Significant accounting policies (continued):

(i)

Stock-based compensation (continued):

Prior to January 1, 2003, the Company followed the settlement method of accounting for employee stock options.  The fair value method was used for non-employee grants made in the year ended December 31, 2002 and the settlement method for grants made prior to that date.  Had compensation expense associated with employee stock options awarded prior to January 1, 2003 been determined in accordance with the fair value method, the Company’s net loss and net loss per share for the years ended December 31, 2004 and 2003, would have been adjusted to the pro forma amounts indicated below:

	2004	2003

Net loss:
As reported	$5,457,937	$4,058,857
Pro forma	5,457,937	4,811,704

Net loss per share:
As reported	0.39	0.74
Pro forma	0.39	0.88

The pro forma amounts exclude the effect of stock options granted prior to January 1, 2002.  The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model using the following average inputs:  volatility - 114%; risk free interest rate - 5%; option term - 5 years; and dividend yield - nil.

 (j)

Loss per share:

Loss per share is calculated using the weighted average number of shares outstanding during the reporting period.  This average includes common shares issued in a reporting period from their date of issuance.  Diluted per share amounts are calculated by the treasury stock method whereby the assumed proceeds of dilutive exercisable instruments are applied to repurchase common shares at the average market price for the period.  The resulting net issuance is included in the weighted average number for purposes of the diluted per share calculation.  As all outstanding shares and warrants are anti-dilutive, there is no difference between basic and diluted loss per share.  Loss per share and weighted average number of shares outstanding for the comparative period ending December 31, 2003 have been restated to take into account the share consolidation completed during 2003 (note 10(b)).

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

Current assets	$464,414
Equipment	44,079
Intellectual property (note 7)	3,872,551
Current liabilities	(476,355)

$3,904,689

Shares issued	$3,636,365
Costs	268,324

$3,904,689

5.

Equipment:

		Accumulated	Net book
2004	Cost	amortization	value

Computer hardware	$412,691	$308,506	$104,185
Furniture and fixtures	134,886	68,500	66,386
Software	134,871	122,199	12,672
Telephone Equipment	6,761	1,485	5,276
Tradeshow Equipment	64,897	44,792	20,105
Leasehold Improvements	734	734	-

	$754,840	$546,216	$208,624

		Accumulated	Net book
2003	Cost	amortization	value

Computer hardware	$364,798	$227,924	$136,874
Furniture and fixtures	125,300	46,307	78,993
Software	115,416	112,968	2,448
Telephone Equipment	6,761	133	6,628
Tradeshow Equipment	64,897	35,627	29,270
Leasehold Improvements	734	14	720

	$677,906	$422,973	$254,933

6.

Investment

On July 31, 2004 the Company entered into an agreement with a United Kingdom (“UK”) company to form a jointly owned subsidiary company Imagis Technologies UK Limited (“Imagis UK”). Imagis UK is the exclusive distributor of Imagis’ software products in the UK and a non-exclusive distributor on a world-wide basis. The Company owns a 25% interest in Imagis UK in consideration of the grant of UK exclusivity, and the UK company has committed to provide £500,000 (approximately $1.25 million) over the next two years to support the initial start-up costs of Imagis UK in consideration for a 75% ownership interest in Imagis UK. The Company’s initial investment in Imagis UK has been recorded at a nominal amount of $1 and the Company’s share of Imagis UK’s income is accounted for on an equity accounted basis. Imagis UK’s operations are in the start-up phase and there has been no significant gain or loss to date.

7.

Intellectual property:

	-		-	Accumulated	-	-	Net book
	2004	-	Cost	amortization			value

	Intellectual property (note 4)		$ 3,972,551	$ 1,421,591			$ 2,550,960
	-	--	-	-	-	-	-

	-	-	-	Accumulated	-	-	Net book
	2003	-	Cost	amortization	-	-	value

	Intellectual property (note 4)		$ 3,872,551	$ 125,184			$ 3,747,367
	-	-	-	-	-	-	-

8.	Other Assets:

				Accumulated			Net book
	2004		Cost	amortization			value

	Patents		$78,227	$47,806			$30,421
	License		236,395	190,382			46,013

			$314,622	$238,188			$76,434

				Accumulated			Net book
	2003		Cost	amortization			value

	Patents		$78,227	$21,730			$56,497
	License		236,396	111,584			124,812

			$314,623	$133,314			$181,309

9.	Capital lease obligations::
				2004			2003

	2004, including buy-out options			$-			$29,046
	2005, including buy-out options			34,836			20,052
	2006, including buy-out options			14,784			-
	2007, including buy-out options			14,931			-
				64,551			49,098
	Implicit interest portion			(11,549)			5,165
				53,002			43,933
	Current portion of capital lease obligations			28,089			24,762

	Long-term portion of capital lease obligations			$24,913			$19,171

10.

Share capital:

(a)

Authorized:

100,000,000 common shares without par value

50,000,000 preferred shares without par value, non-voting, issuable in one or more series

(b)

Issued:

	Number
	of shares	Amount

Balance, December 31, 2002	4,522,414	$17,361,118

Issued during year for cash:
Options exercised	43,446	129,370
Warrants exercised	29,630	166,668
Issued in settlement of accounts payable	209,261	236,931
Issued for acquisition of Briyante Software	4,040,406	3,636,365
Share issuance costs	-	(2,031)

Balance, December 31, 2003	8,845,157	21,528,421

Issued during year for cash:
Private Placements	7,938,208	2,782,289
Special Warrants exercised	1,169,741	907,985
Issued in settlement of accounts payable	2,654,675	1,019,562
Issued for acquisition of intellectual property	187,500	75,000
Share issuance costs	-	(82,337)

Balance, December 31, 2004	20,795,281	$26,230,920

On November 21, 2003, the Company consolidated its common shares on a one new share for each 4.5 old shares basis.  The table above and all references to number of shares in these financial statements and the earnings per share figures give effect to the share consolidation on a retroactive basis.

 (c)

Special warrants:

During October and November 2003, the Company sold a total of 9,796,087 Special Warrants at $0.1725 per Special Warrant in a series of four tranches.  Cash proceeds of $899,075 less commissions of $39,758 were received for the sale of 5,212,029 Special Warrants and 4,584,058 Special Warrants were issued in settlement of $790,750 in debt.  Each Special Warrant is exercisable, for no additional consideration, into Units consisting of 0.2222 common shares and 0.2222 share purchase warrants, with the exception of 1,002,899 Special Warrants issued to insiders of the Company.  The Units issued to insiders of the Company are exercisable into 0.2222 common shares with no share purchase warrant.  Each whole warrant entitles the holder for two years from the date of issue of the Special Warrants to acquire one additional common share at an exercise price of $1.04 per share in the first year and $1.14 per share in the second year.  The Special Warrants are convertible at the holders’ option at any time for an eighteen month period and will convert automatically at the end of the eighteen months.  The Company will not be required to meet any conditions prior to conversion.  Finder’s fees of $39,758 in cash and 38,641 in broker’s warrants exercisable at $1.04 per share were paid.  The brokers warrants were exercisable until October 30, 2004 and have been recorded at the fair value as at the date of issue of $7,327 as a reduction in the proceeds of the Special Warrants and an increase in Contributed Surplus.  As at December 31, 2004, 1,169,741 Units

have been issued on conversion of the Special Warrants which resulted in the issuance of 1,169,741 common shares and 1,169,741 share purchase warrants.

10.

Share capital (continued):

 (d)

Share subscriptions

As at December 31, 2004 the Company had received share subscriptions of $140,000 to be applied to a private placement that was completed January 11, 2005. The private placement consisted of 2,857,785 Units at $0.35 per Unit. Each Unit consists of one common share and one common share purchase warrant.  Each warrant entitles the holder to acquire one additional common share in the capital of Imagis at an exercise price of $0.45 until January 11, 2006 or at $0.55 from January 12, 2006 until January 11, 2007. The common shares and warrants are subject to a four month hold period that expires on May 10, 2005. Finders’ fees of $72,771 in cash were paid on a portion of the private placement. The total net proceeds to Imagis of $927,454 are recorded in January 2005, except for the $140,000 received prior to year-end.

(e)

Warrants:

At December 31, 2003, and 2004, the following warrants were outstanding:

December 31,				December 31,	Exercise
2003	Granted	Exercised	Expired	2004	price	Expiry date

11,111	-	-	(11,111)	-	$9.90	January 18, 2004
64,815	-	-	(64,815)	-	US$8.78	July 8, 2004
23,333	-	-	(23,333)	-	US$10.53	July 24, 2004
38,641	-	-	(38,641)	38,641	$1.04	October 30, 2004
670,930	-	-	-	670,930	$0.64	November 20, 2005
-	64,412	-		64,412	$1.14	September 30, 2005
-	128,824	-	-	128,824	$1.14	October 10, 2005
-	976,505	-	-	976,505	$1.14	October 31, 2005
-	4,007,875	-	-	4,007,875	$0.50	April 28, 2005
					or at $0.75	April 28, 2006
-	226,584	-	-	226,584	$0.50	April 29, 2005
					or at $0.75	April 29, 2006
-	166,700	-	-	166,700	$0.53	May 20, 2005
					or at $0.75	May 20, 2006
-	187,500	-	-	187,500	$0.40	November 29, 2005
					or at $0.50	November 29, 2006
-	3,930,333	-	-	3,930,333	$0.40	November 30, 2005
					or at $0.50	November 30, 2006
-	946,166	-	-	946,166	$0.45	December 31, 2005
-					or at $0.55	December 31, 2006

808,830	10,634,899	-	(137,900)	11,305,829

10.

Share capital (continued):

(e)

Warrants (continued):

At December 31, 2002 and 2003, the following warrants were outstanding (giving retroactive effect to the share consolidation):

December 31,				December 31,	Exercise
2002	Granted	Exercised	Expired	2003	price	Expiry date

29,630	-	(29,630)	-	-	$5.63	February 23, 2003
48,933	-		(48,933)	-	$8.15	March 9, 2003
3,474	-	-	(3,474)	-	$8.15	March 9, 2003
11,111	-	-	-	11,111	$9.90	January 18, 2004
64,815	-	-	-	64,815	US$8.78	July 8, 2004
23,333	-	-	-	23,333	US$10.53	July 24, 2004
-	38,641	-	-	38,641	$1.04	October 30, 2004
-	670,930	-	-	670,930	$0.64	November 20, 2005

181,296	709,571	(29,630)	(52,407)	808,830

(f)

Options:

The Company has a stock option plan that was approved at the Company’s AGM on June 18, 2004.  Under the terms of the plan the Company may reserve up to 3,347,690 common shares for issuance under the plan.  The Company has granted stock options to certain employees, directors, advisors, and consultants.  These options are granted for services provided to the Company.  All options granted prior to November 25, 2003, expire five years from the date of grant with the exception of 22,222 options issued during 2002 to a consultant that expire two years from the date of grant.  All options granted subsequent to November 25, 2003, expire 3 years from the date of the grant.  All options vest one-third on the date of the grant, one-third on the first anniversary of the date of the grant and one-third on the second anniversary of the date of the grant.  On November 25, 2003, all stock options along with the Company’s outstanding shares were consolidated on a 1 new option for 4.5 old basis. During the period ended December 31, 2004 all options outstanding as at December 31, 2003 were repriced to $0.78. For options that were granted prior to the adoption of the fair value based method, the fair value of the award was remeasured at the date of modification, and the full amount of the fair value was recorded as the compensation cost to the extent that vesting has occurred at December 31, 2004.

For options issued in 2003 and previously accounted for under the fair value method, modification accounting is applied.  Under modification accounting the Company recorded additional expense equal to the difference between the fair value of the original award on the date of the repricing, and the fair value of the modified award also on the date of the repricing.

A summary of the status of the Company’s stock options at December 31, 2004, and December 31, 2003 (giving retroactive effect to the share consolidation), and changes during the periods ended on those dates is presented below:

	December 31, 2004		December 31, 2003
		Weighted average		Weighted average
	Shares	exercise price	Shares	exercise price

Outstanding, beginning of period	770,294	$5.26	668,198	$7.56
Repriced to $0.78		(4.48)
Granted	2,690,925	0.58	421,557	1.51
Exercised			(43,446)	2.97
Cancelled	(368,885)	0.78	(276,015)	11.70

Outstanding, end of period	3,092,334	$0.61	770,294	$5.26

10.

Share capital (continued):

(f)

Options (continued):

The following table summarizes information about stock options outstanding at December 31, 2004:

	Options outstanding			Options exercisable
	Number			Number
	outstanding	Weighted	Weighted	exercisable,	Weighted
	December 31,	remaining	average	December 31,	average
Exercise price	2004	contractual life	exercise price	2004	exercise price

$0.30	5,000	2.87	$0.30	1,667	$0.30
$0.33	105,000	2.96	$0.33	35,000	$0.33
$0.34	40,000	2.86	$0.34	13,334	$0.34
$0.40	1,148,932	2.63	$0.40	382,951	$0.40
$0.41	18,000	2.48	$0.41	6,000	$0.41
$0.45	15,000	2.42	$0.45	5,000	$0.45
$0.55	10,000	2.34	$0.55	3,333	$0.55
$0.66	103,333	2.17	$0.66	34,441	$0.66
$0.78	1,647,069	2.00	$0.78	1,227,829	$0.78

	3,092,334	2.29	$0.61	1,709,556	$0.68

The weighted average fair value of employee stock options granted during the year was $0.86 (2003: $NIL) per share purchase option. The weighted average fair value of employee stock options repriced during the period ended December 31, 2004 was $0.52 (2003:$NIL) per share purchase option as at the date of the reprice.  The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model using the following average inputs:  volatility - 200%; risk free interest rate - 5%; option term - 3 years; and dividend yield - nil.  The total compensation expense of $1,204,307 has been allocated to the expense account associated with each individual employee expense and credited to contributed surplus.

The weighted average fair value of employee stock options granted during the year ended December 31, 2004 was $0.72 (2003 - $7.29) per share purchase option.

11.

Related party transactions not disclosed elsewhere are as follows:

At December 31, 2004, accounts payable and accrued liabilities included $284,759 (at December 31, 2003-$418,258) owed by the Company to directors, officers and companies controlled by directors and officers of the Company. These amounts are unsecured, non-interest bearing and payable on demand. At December 31, 2004, accounts payable and accrued liabilities included $300,500 (at December 31, 2003 - $372,442) owed by the Company to companies formerly related by virtue of having a director or officer in common with the Company.

12.

Income taxes:

Income tax expense differs from the amount that would be computed by applying the federal and provincial statutory income tax rates of 35.62% (2003 - 35.62%) to income before taxes due to valuation allowances provided against losses incurred in the year.

12.

Income taxes (continued):

The effective income tax rates differ from the Canadian statutory rates for the following reasons:

	2004	2003

Canadian statutory rates	35.62%	35.62%

Canadian federal and provincial taxes	$(1,944,117)	$(1,445,476)
Intellectual property not recorded for tax purposes	(229,901)	667,406
Non-capital losses expired (not previously recognized)	406,068	(755,646)
Non-deductible stock based compensation	428,974	2,500
Non-deductible amortization of intellectual property	459,801	44,590
Financing costs charged against share capital	29,588	59,389
Permanent and other differences	(49,763)	(49,115)
Changes in valuation allowance	899,350	1,476,352

	$-	$-

Future income tax assets:
Non-capital losses carried forward	$8,359,169	$7,733,168
Capital assets	234,836	165,289
Financing costs	103,653	133,241
Other	43,422	38,708

Total future income tax assets	8,741,080	8,070,406
Less valuation allowance	(8,303,574)	(7,403,000)
	437,506	667,406

Future income tax liability:
Intellectual property	(437,506)	(667,406)

Net future income taxes	$-	$-

In assessing the realizability of future tax assets, management considers whether it is more likely than not that some portion or all of the future tax assets will be realized.  The ultimate realization of the future tax assets is dependant upon the generation of future taxable income during the periods in which those temporary differences become deductible.

As at December 31, 2004, the Company has non-capital loss carry forwards aggregating approximately $23,469,000 available to reduce taxable income otherwise calculated in future years.  These losses expire as follows:

2005	$301,000
2006	2,274,000
2007	3,031,000
2008	4,129,000
2009	6,976,000
2010	3,866,000
2011	2,892,000

13.

Commitments:

The Company is committed to the following operating lease payments over the next four years:

Year	Equipment	Building	Total

2005	$37,706	$140,664	$178,370
2006	14,784	45,985	60,769
2007	14,931	-	14,931

	$67,421	$186,649	$254,070

The Company has entered into the following commitments with a company formerly related to the Company by virtue of having a director in common:

On July 8, 2002, the Company entered into the following agreements with OSI Systems Inc (“OSI”):

i.

Product Development and Marketing Agreement. Under this agreement, the Company formed a strategic alliance with OSI to develop mutually agreed integrated airport and transportation security products The Company agreed to commit a minimum of US$250,000 to develop these products and operate this group.

ii.

Software Developer Services Agreement. Under this agreement, the Company agreed to engage the services of software engineers and equipment in OSI’s software development facility in Hyderabad, India. The Company agreed to pay to OSI a minimum of US$250,000 during the term of the agreement, which expired on June 30, 2003, provided that if the aggregate amount paid to OSI on such date is less than US$250,000, the agreement could be extended for six months.

iii.

Joint Venture Letter of Intent. Under this letter of intent, upon OSI’s establishment of a Brazilian entity to oversee marketing, sales, service and assembly and marketing of OSI’s products, in Brazil and the establishment of an office in Brazil, Imagis was to invest US$250,000 for a 20% equity ownership in that entity.

On March 20, 2003 the above agreements were amended as follows:

i.

the strategic alliance agreement to develop and market integrated airport and security products with OSI was extended to July 8, 2004. The expenditure commitment was reduced to a minimum of US$125,000 on product development and the operation of an Airport Security Group to market the products. As at December 31, 2004, the Company has incurred USD$48,350 in expenditures on product development.

ii.

the agreement to engage OSI to provide software development services was extended to December 31, 2004. The expenditure commitment has been reduced to a minimum of US$125,000, based on hourly rates charged at 85% of fair market value.

iii.

The Company agreed to pay OSI a management fee of US$250,000 on or before March 20, 2004

The Company has received a Notice of Demand from OSI for USD$500,000 alleging that the Company is in default under the terms of these agreements. The Company believes that OSI acted in bad faith and intends to defend its position. The dispute has been referred to the American Arbitration Association for resolution. While the Company believes that it will not be liable for OSI’s claim there can be no assurance that the claim will be resolved in the Company’s favour.

14.

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

14.

Financial instruments and risk management (continued):

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

15.

Segmented information:

The Company operates in a single segment, the development and sale of software.  Management of the Company makes decisions about allocating resources based on this one operating segment.

Substantially all revenue is derived from sales to customers located in Canada, the United States and the United Kingdom.  Geographic information is as follows:

	2004	2003

Canada	$183,980	$104,985
United States	308,625	1,085,567
United Kingdom	448,189	75,285
Japan	-	-
Other	92,176	89,905

	$1,032,970	$1,355,742

	2004	2003

Customer A	$255,165	$-
Customer B	98,142	-
Customer C	23,337	390,222
Customer D	-	401,337

16. Subsequent events:

On January 11, 2005 the Company closed a private placement, see Note 10 (d).

17.

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

(a)

Stock-based compensation:

As described in note 10, the Company has granted stock options to certain employees, directors, advisors, and consultants.  These options are granted for services provided to the Company.  For options issued subsequent to December 31, 2001, the Company amortizes the expense of all options issued to non-employees based on the Black-Scholes model under Canadian GAAP.  For U.S. GAAP purposes, an enterprise recognizes or, at its option, discloses the impact of the fair value of stock options and other forms of stock based compensation in the determination of income.  The Company has elected under U.S. GAAP to continue to measure compensation cost for stock options granted to employees prior to January 1, 2003 by the intrinsic value method.  Options granted to non employees prior to January 1, 2002, are required to be measured and recognized at their fair value as the services are provided and the options are earned.  In addition, during the year ended December 31, 2001 and 2002, the Company repriced certain options and consequently, in accordance with the intrinsic value method under U.S. GAAP, such options are accounted for as variable options and net increases in the underlying common shares market price since the repricing date are recognized as compensation cost until the options are exercised, expire or forfeited.

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

17.

United States generally accepted accounting principles (continued):

The effect of these accounting differences on deficit, net loss, loss per share and future income taxes under United States accounting principles are as follows:

	2004	2003

Deficit, Canadian GAAP	$(26,658,823)	$(21,200,886)
Cumulative stock based compensation (a)	(1,380,198)	(1,345,198)
Beneficial conversion options (b)	(208,200)	(208,200)
Warrants issued for services (c)	(722,000)	(722,000)

Deficit, U.S. GAAP	$(28,969,221)	$(23,476,284)

Loss for the year, Canadian GAAP	$(5,457,937)	$(4,058,857)
Stock-based compensation	(35,000)	(50,174)

Loss for the year, U.S. GAAP	$(5,492,937)	$(4,109,031)

Loss per share, U.S. GAAP – basic and diluted	$(0.39)	$(0.87)

Item 8.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 8A. Controls and Procedures.

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Operating Officer and Vice-President, Finance, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) of the end of the period covered by this report (the “Evaluation Date”).  Based upon that evaluation, the Chief Executive Officer and Chief Operating Officer and Vice-President, Finance concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company (or its consolidated subsidiaries) required to included in the Company’s periodic SEC filings.

During the quarter ended December 31, 2004, there was no significant change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company’s management, including the Chief Executive Officer and Chief Operating Officer and Vice President, Finance, does not expect that the Company’s disclosure controls and procedures or internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 8B. Other Information.

None

Part III

Item 9.

Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Executive Officers and Directors

The following table sets forth certain information concerning the Company’s executive officers and directors as of December 31, 2004:

Name

Age

Position with the Company

Oliver “Buck” Revell

66

Chairman of the Board

Roy Davidson Trivett

57

President, Chief Executive Officer and Director

Wayne Smith

48

Chief Operating Officer and Vice President, Finance

Al Kassam

42

Vice-President, Sales and a Director

Karim Jadavjee Khoja(1)

46

Director

Michael C. Volker(1)

Director

Keith Kretschmer

70

Director

Clyde Farnsworth(1)

64

Director

Chris Wiesinger

38

Vice President, Business Development

Colby James Smith

39

Vice President, Engineer

___________________________

(1)

Audit Committee Member

Oliver "Buck" Revell was appointed as the Company’s Chairman of the board of directors (the “Board”) in January 2000.  Mr. Revell served for over 30 years in the United States Federal Bureau of Investigation, and during his career advanced to the position of Associate Deputy Director.  Mr. Revell has served on a number of Presidential and Vice Presidential task forces, including as Vice-Chairman of the Interagency Group for Counter-Intelligence and as a member of both the National Foreign Intelligence Board and the Terrorist Crisis Management Committee of the National Security Council.  Mr. Revell is a life member of the International Association of Chiefs of Police, and the founding Chairman of its Committee on Terrorism. Mr. Revell was President of the Law Enforcement Television Network 1999 to 2004 and also serves as a Trustee of the Center for American and International Law Dallas Texas and as President of the Institute for the Study of Terrorism and Political Violence in Washington DC.

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

Wayne Smith has been with Imagis since May 2002 and served as the Company’s Chief Financial Officer from September, 2002 to July 2003.  Mr. Smith was appointed Chief Operating Officer and Vice President, Finance on July 2003.  Since 1997, Mr. Smith has also been a partner of TelePartners Consulting Inc., a consulting services company that provides management and financial consulting services, primarily in the call center and help desk areas.  From May 2002 to September 2002, Mr. Smith served as comptroller of International Portfolio Management.  From October 2001 to May 2002, Mr. Smith was a risk management advisor of Peter Reimer & Associates, from 1997 to July 2001 Mr. Smith was an Audit Senior of Amisano Hanson Chartered Accountants.  Mr. Smith holds a Chartered Accountants designation in Canada.

Al Kassam was appointed Vice President, Sales in April 2004.  He originally joined Imagis as Vice President, Technology and Development, Chief Technology Officer and Director in November 2003, upon completion of the acquisition of Briyante Software Corp. Mr. Kassam was President and  Chief Executive Officer of Briyante from October 2001 until November 2003 where he oversaw the development of the firm from a research and development organization to a developer and marketer of data-sharing products in the North American Justice market. Prior to October 2001, he was a co-founder and Managing Partner of Benchmark Technologies Inc. from April 1995 to October 2001, an IT consulting firm engaged in the development of custom software for business to business data exchange. Mr. Kassam has 18 years of information technology experience.  Mr. Kassam holds a Bachelor of Science from Simon Fraser University and a Masters of Business Administration from the University of British Columbia.

He is a Microsoft Certified Professional, and has spoken worldwide on the topics of disparate database integration and system development.

Karim Jadavjee Khoja became a Director of Imagis in November 2003. Prior to joining the Board of Imagis; Mr. Khoja served on the Board of Directors for Briyante. Mr. Khoja has 14 years of data communication experience establishing and developing business activities internationally, including in North America, Europe, Central Eastern Europe, the Middle East, South Asia, and South East Asia. Mr. Khoja’s experience includes a role as Chief Executive Officer and Director of EXI Wireless, a two-way wireless tagging business. Mr. Khoja has also held senior-level positions with HT Mobile, Croatia (as Chief Executive Officer); Era GSM, Polska Telefonia Cyfrowa (Director, Director of Strategy, Marketing, and Sales); and with Mobilink Nation-wide GSM Cellular, Pakistan (as President and Chief Executive Officer). Mr. Khoja holds a Bachelor of Science and a Masters of Business Administration from the University of London.

Michael C. Volker was appointed to the Board of Directors of Imagis in November 2003. He also currently serves as the Director of the Industry Liaison Office of Simon Fraser University in Burnaby, British Columbia.  From June 1996 to June 2001, he was Chairman of the Vancouver Enterprise Forum and continues as an active director managing the Vancouver Technology Angel Network. Mr. Volker has taught courses in engineering, economics, design and management (organizational behavior) at the University of Waterloo, University of Toronto, Simon Fraser University, and Kansas University. Mr. Volker obtained his Bachelor of Science and Masters of Science degrees from the University of Waterloo. Mr. Volker also served a maximum term as a Governor of the University of Waterloo (1987 - 1993).

Keith Kretschmer retired following a thirty-year career in financial services and investments in 2001. Prior to retirement, Mr. Kretschmer served as the Managing Director of Oppenheimer & Co. from 1993 to 1994 and with Oppenheimer Capital from 1994 to 2001. Oppenheimer Capital is a leading global value-equity investment firm with more than $20 billion in assets under management. Prior to his involvement at Oppenheimer, Mr. Kretschmer was a General Partner of Bear Stearns and Co. (Los Angeles) and Senior Managing Director of Bear Stearns and Co. Inc. (Boston). He also serves on the Board of Directors of Cogent Financial (dba Medicredit).  Mr. Kretschmer served on the White House Advance Staff during the Ford and Nixon administrations and he has served as an officer and director with a number of charities. He is a graduate of Wentworth Military Academy, the University of Nebraska, and attended UCLA’s Graduate School of Management.

Clyde Farnsworth served as the Director of Reserve Bank Operations and Payment Systems for the Board of Governors of the United States Federal Reserve System prior to retirement in June 1999. As the Director, Mr. Farnsworth had responsibility for operations of the twelve Federal Reserve banks on behalf of the Federal Reserve Board. During his term, he represented the Board of Governors on the following Group of Ten Committees of the Bank for International Settlements; the Committee on Payment and Settlement Systems; the Group of Computer Experts; and the Security Experts. Mr. Farnsworth’s duties also included automation and communication planning, financial planning, financial control, and budgeting for the twelve Reserve Banks. Prior to joining the Federal Reserve Board in 1975, he served as an officer and economist at the Federal Reserve Bank of Richmond, VA, from August 1969 to August 1975.  He was a professor of economics at Virginia Tech from 1967 to 1969, and was an Adjunct Professor at the University of Richmond and at Virginia Commonwealth University while working at the Richmond Federal Reserve Bank.  Mr. Farnsworth holds a Bachelor of Arts degree in mathematics, a Master of Arts degree in finance, and a Ph.D. in economics.

Chris Wiesinger joined Imagis in February 2003 and was promoted to Vice President, Business Development in March 2004. Prior to joining Imagis, Mr. Wiesinger was a principal and co-founder of SigmaLogic Associates, providing business development and product management consulting services to a variety of firms in biometrics, law enforcement, and data sharing verticals. As Director of Strategic Partnerships for Touchless Sensor Technology AG from March 2000 to January 2002, he was responsible for forging business relationships and opportunities for the sale of fingerprint sensors in North America and Europe. As an Account Executive for the EDS International Public Safety Group from May 1997 to January 2000, Mr. Wiesinger provided sales leadership on consulting, system integration and functional outsourcing opportunities for corrections, emergency communications, and public safety command and control clients.  Mr. Wiesinger holds Bachelor of Arts (First Class) and Master of Arts degrees from the University of British Columbia.

Colby James Smith originally joined Imagis in April 1999 as a Senior Software Engineer and was a key engineer in the development of the Company’s face recognition technology and applications.  Mr. Smith left Imagis in May 2003 to work for Microsoft as a technical evangelist on many varied security and surveillance software projects. He is regarded as an expert on 64-bit technology and was the key speaker in a 15 city Microsoft worldwide seminar series on 64-bit migration.  Mr. Smith rejoined the Imagis team in August 2004 as a senior software engineer. Prior  to joining Imagis in April 1999, he developed software for several Physics research projects for the Institute of Ocean Sciences, the UBC TRIUMF particle accelerator and most recently the Centre for Water Research in Perth, Australia. Mr. Smith holds a Bachelor of Science degree in Computer Science from the University of Victoria.

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

Audit Committee and Audit Committee Financial Expert

Imagis has established an audit committee which was comprised of Clyde Farnsworth, Chairman, Karim Khoja and Mike Volker as of December 31, 2004.  The Board has determined that Mr. Farnsworth, who is an “independent” director, (as that term is used in Item 7(d)(3)(iv) of Schedule 14A under Exchange Act) meets all of the criteria required of an audit committee expert.  The audit committee recommends independent accountants to audit its financial statements, discusses the scope and results of the audit with the independent accountants, reviews its interim and year-end operating results with its executive officers and independent accountants, considers the adequacy of the internal accounting controls, considers the audit procedures of the Company and reviews the non-audit services to be performed by the independent accountants.

Compensation Committee

Imagis has a compensation committee which was comprised of Keith Kretschmer, Chairman, Mike Volker and Karim Khoja at December 31, 2004.

Code of Ethics

Imagis has adopted a Code of Ethics that applies to all the Company’s directors, officers and employees. A copy of the Code of Ethics may be viewed on the Company’s website at www.imagistechnologies.com.

Compliance with Section 16(a) of the Exchange Act

The Company is a “foreign private issuer” as defined in Rule 3b-4 promulgated under the Exchange Act and, therefore, its officers, directors and greater than 10% shareholders are not subject to Section 16 of the Exchange Act, pursuant to Rule 3a12-3(b) promulgated under such Act.

Item 10.  Executive Compensation.

Compensation of Named Executive Officers

The following table sets forth compensation paid to the Company’s Chief Executive Officers and each of the Company’s executive officers that received compensation in excess of US$100,000 during the year ended December 31, 2004  (the “Named Executive Officers”).

Summary Compensation Table

Summary Compensation Table
Name and Principal Position	Fiscal Year	Annual Compensation			Long Term Compensation
					Awards		Payouts
		Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Under Options (#)	LTIP Payouts ($)	All Other Compensation ($)
Roy Trivett President and Chief Executive Officer (1)	2004 2003 2002	172,496 84,767 20,000	N/A N/A	N/A N/A	N/A N/A	674,444 N/A 55,556	N/A N/A	N/A N/A
Wayne Smith Chief Operating Officer and Vice President, Finance(2)	2004 2003 2002	132,040 112,500 63,795	30,000		N/A	358,888 0 11,112	N/A	N/A
Al Kassam Vice President, Sales(3)	2004 2003	137,298 10,412	N/A		N/A	120,356 79,644	N/A	N/A
Chris Wiesinger Vice President, Business Development(4)	2004 2003	105,808 49,500	14,500		N/A	200,000 0	N/A	N/A

(1)

Mr. Trivett Joined the Company as of July 15, 2003

(2)

Mr. Smith Joined the Company as of May 1, 2002

(3)

Mr. Kassam joined the Company as of November 24, 2003

(4)

Mr. Wiesinger joined the Company as of  February 1, 2003

Options Granted during the Year Ended December 31, 2004

The following table sets forth the Company’s stock options grants to the Named Executive Officers during the year ended December 31, 2004:

Individual Grants
Name	Number of Securities Underlying Options	% of Total Options Granted to Employees in Fiscal Year	Exercise Price Per Share	Number of Options Vested (1)	Expiration Date
Roy Trivett	484,444 190,000	25.0% 9.8%	$0.78 $0.40	322,964 63,324	December 5, 2006 August 18, 2007
Wayne Smith	258,888 100,000	13.4% 5.2%	$0.78 $0.40	172,592 33,333	December 5, 2006 August 18, 2007
Al Kassam	30,356 90,000	1.6% 4.7%	$0.78 $0.40	20,238 30,000	December 5, 2006 August 18, 2007
Chris Wiesinger	25,000 50,000 125,000	1.3% 2.6% 6.5%	$0.78 $0.66 $0.40	16,666 33,335 41,663	December 5, 2006 March 4, 2007 August 18, 2007

(1)

All options are granted for a period of three years.  One-third of the options vest on the date of grant, one-third on the first anniversary of the date of grant and one-third on the second anniversary of the date of grant.

Options Exercised during the Year Ended December 31, 2004

The following table sets forth for the Named Executive Officers the number of shares acquired upon exercise of stock options during the year ended December 31, 2004 and the number of shares issuable subject to exercised and unexercised stock options held as of December 31, 2004.

Aggregated Options Exercised During 2004 Fiscal Year and Financial Year-End Option Values
			Number of Securities Underlying Unexercised Options at Fiscal Year-End		Value of Unexercised In-The-Money Options at Fiscal Year End (1)
Name	Shares Acquired on Exercise	Value Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Roy Trivett	--	--	441,854	288,146	N/A	N/A
Wayne Smith	--	--	217,034	152,966	N/A	N/A
Al Kassam	--	--	129,882	70,118	N/A	N/A
Chris Wiesinger	--	--	74,996	125,004	N/A	N/A

(1) The value of unexercised in-the-money options at December 31, 2004 is based upon a price of $0.32 per share, the closing price of the Company’s common shares at December 31, 2004 on the TSX Venture Exchange less the exercise price per share.

Employment Agreements

Imagis has entered into an employment agreement with Roy Trivett, the Company’s President and Chief Executive Officer.  Mr. Trivett’s contract consists of an annual fee of $172,200 and an annual cash performance bonus to be 40% of cumulative fees paid each year based on Imagis having completed a profitable calendar year or partial year.

Compensation of Directors

During the most recently completed financial year ended December 31, 2004, there was cash compensation of $44,000 accrued by Imagis to its directors.  The Company compensates directors that do not receive compensation as consultants or employees on a fee per meeting attended basis, there were five meetings during 2004.  The payment structure is $2,500 for personal attendance at full board of directors meetings, $1,500 for attendance by telephone and $1,000 for personal attendance at committee meetings and $750 for attendance by telephone to committee meetings.  The Company reimburses directors for expenses incurred in connection with their services as directors.  The Company may grant stock options to its directors of which the timing, number, and exercise price are established on a case-by-case basis.

The following table outlines the stock purchase options that have been granted to the Company’s directors during the fiscal year ended December 31, 2004:

Director	Number of Options	Exercise Price	Expiry Date	Vesting Provision
Al Kassam	30,356	$0.78	December 5, 2006	3 years
Al Kassam	90,000	$0.40	August 18, 2007	3 years
Clyde Farnsworth	50,000	$0.66	March 4, 2007	3 years
Clyde Farnsworth	95,000	$0.40	August 18, 2007	3 years
Karim Khoja	34,133	$0.78	December 5, 2006	3 years
Karim Khoja	95,000	$0.40	August 18, 2007	3 years
Keith Kretschmer	50,000	$0.66	March 4, 2007	3 years
Keith Kretschmer	95,000	$0.40	August 18, 2007	3 years
Michael Volker	50,000	$0.78	December 5. 2006	3 years
Michael Volker	95,000	$0.40	August 18, 2007	3 years
Oliver Revell	124,445	$0.78	December 5, 2006	3 years
Oliver Revell	10,000	$0.55	May 5, 2007	3 years
Oliver Revell	60,000	$0.40	August 18, 2007	3 years

  Mr. Revell has a consulting agreement with Imagis that provides for annual payments of USD$100,000. See also “Item 12 — Certain Relationships and Related Transactions”.

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information concerning the number of the Company’s common shares owned beneficially as of March 15, 2005 by: (i) each Named Executive Officer of the Company; (ii) each director of the Company; (iii) each person known to the Company to beneficially own more than five percent (5%) of the Company’s common shares based upon statements filed with the Securities and Exchange Commission pursuant to Sections 13(d) or (g) of the Exchange Act; and (iv) all of the Company’s directors and officers as a group.  Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

TITLE OF CLASS	NAME AND ADDRESS OF BENEFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNER	PERCENT OF CLASS(1)

Common Shares	Roy Davidson Trivett 2683 Country Woods Drive Surrey, BC V3S 0E6 Canada	5,514,189(2)	20.8%

Common Shares	Oliver “Buck” Revell 36 Victoria Drive, Suite A Rowlett, TX 75088-6062 USA	814,082(3)	3.4%

Common Shares	Clyde Farnsworth 2566 Mariners Way SE Southport, NC 28461 USA	734,168(4)	3.1%

Common Shares	Keith Kretschmer 294 Sunshine Avenue Sequim, Washington 98382-9681 USA	1,585,002(5)	6.5%

Common Shares	Al Kassam 5518 – 129th Street Surrey, BC V3X 3G4 Canada	545,703(6)	2.3%

Common Shares	Karim Khoja 6525 Adera Street Vancouver, BC V6P 5B9 Canada	70,268(7)	*

Common Shares	Michael C. Volker 7165 Cliff Rd West Vancouver, BC V7W 2L3 Canada	398,331(8)	1.7%

Common Shares	Wayne Smith 11C-1015 Ironwork Passage Vancouver, BC V6H 3R4	292,034(9)	1.2

Common Shares	Chris Wiesinger 1737 Kitchener Vancouver, BC V5L 2W4	255,940(10)	1.1%

Common Shares	Lang Michener LLP – Western Division Suite 1500 – 1055 West Georgia Street Vancouver, BC V6E 4N7	1,892,332(11)	7.7%

Common Shares	All directors and officers as a group (10 persons)	10,243,051(12)	35.2%

____________________

* Indicates less than one (1) percent

(1)

Based on an aggregate 23,653,066 common shares issued and outstanding as of March 15, 2005.

(2)

Includes (a) 475,189 common shares issuable pursuant to stock options under the Company’s stock option plan exercisable within 60 days of March 15, 2005, (b) 900,000 common shares issuable upon the exercise of warrants exercisable within 60 days of March 15, 2005, and (c) 1,782,000 common shares and 1,457,000 common shares issuable upon exercise of warrants exercisable within sixty days of March 15, 2005 held by Trivett Holdings, a corporation in which Mr. Trivett is the sole shareholder, officer and director.

(3)

Includes (a) 129,634 common shares issuable pursuant to stock options under the Company’s stock option plan exercisable within 60 days of March 15, 2005, (b) 215,137 common shares issuable upon the exercise of special warrants exercisable within 60 days of March 15, 2005, and (c) 450,000 common shares held by Revell Group International, a corporation in which Mr. Revell is the officer and director.

(4)

Includes (a) 65,002 common shares issuable pursuant to stock options under the Company’s stock option plan exercisable within 60 days of March 15, 2005, and (b) 333,333 common shares issuable upon the exercise of warrants exercisable within 60 days of March 15, 2005.

(5)

Includes (a) 65,002 common shares issuable pursuant to stock options under the Company’s stock option plan exercisable within 60 days of March 15, 2005, and (b) 747,500 common shares issuable upon the exercise of warrants exercisable within 60 days of March 15, 2005.

(6)

Includes (a) 129,882 common shares issuable pursuant to stock options under the Company’s stock option plan exercisable within 60 days of March 15, 2005, (b) 23,437 common shares issuable upon the exercise of special warrants exercisable within 60 days of March 15, 2005, and (c) 93,333 common shares held by the Kassam Trust, a trust in which Mr. Kassam the trustee.

(7)

Includes 70,287 common shares issuable pursuant to stock options under the Company’s stock option plan exercisable within 60 days of March 15, 2005.

(8)

Includes (a) 64,998 common shares issuable pursuant to stock options under the Company’s stock option plan exercisable within 60 days of March 15, 2005, and (b) 333,333 common shares and 333,333 common shares issuable upon the exercise of warrants exercisable within 60 days of March 15, 2005 held by WUTIF Capital (VCC) Inc., a corporation in which Mr. Volker is an officer and director.

(9)

Includes (a) 217,034 common shares issuable pursuant to stock options under the Company’s stock option plan exercisable within 60 days of March 15, 2005, and (b) 75,000 common shares held by Telepartners Consulting, a corporation in which Mr. Smith is controlling shareholder.

(10)

Includes (a) 91,664 common shares issuable pursuant to stock options under the Company’s stock option plan exercisable within 60 days of March 15, 2005, and (b) 79,583 common shares issuable upon the exercise of warrants exercisable within 60 days of March 15, 2005.

(11)

Includes 946,166 common shares issuable upon the exercise of warrants exercisable within 60 days of March 15, 2005.

(12)

Includes (a) 1,342,026 common shares issuable pursuant to stock options under the Company’s stock option plan exercisable within 60 days of March 15, 2005, (b) 3,850,749 common shares issuable pursuant to warrants exercisable within 60 days of March 15, 2005, and (c) 238,574 common shares issuable pursuant to special warrants exercisable within 60 days of March 15, 2005.

The Company is not aware of any arrangement that might result in a change in control in the future.

Equity Compensation Plan Information as of December 31, 2004
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plan approved by security holders	3,092,334	$0.61	255,356
Equity compensation plans not approved by security holders	N/A	N/A	N/A
	3,092,334	$0.61	255,356

Item 12.  Certain Relationships and Related Transactions.

(a)

The Company has entered into the following commitments with OSI, a company formerly related to the Company by virtue of having a director in common:

i.

Product Development and Marketing Agreement. Under this agreement, the Company formed a strategic alliance with OSI to develop mutually agreed integrated airport and transportation security products The Company agreed to commit a minimum of US$250,000 to develop these products and operate this group.

ii.

Software Developer Services Agreement. Under this agreement, the Company agreed to engage the services of software engineers and equipment in OSI’s software development facility in Hyderabad, India. The Company agreed to pay to OSI a minimum of US$250,000 during the term of the agreement, which expires on June 30, 2003, provided that if the aggregate amount paid to OSI on such date was less than US$250,000, the agreement can be extended for six months.

iii.

Joint Venture Letter of Intent. Under this letter of intent, upon OSI’s establishment of a Brazilian entity to oversee marketing, sales, service and assembly and marketing of OSI’s products, in Brazil and the establishment of an office in Brazil, Imagis would invest US$250,000 for a 20% equity ownership in that entity.

On March 20, 2003 the above agreements were amended as follows:

i.

the strategic alliance agreement to develop and market integrated airport and security products with OSI was extended to July 8, 2004. The expenditure commitment was reduced to a minimum of US$125,000 on product development and the operation of an Airport Security Group to market the products. As at December 31, 2004, the Company incurred US$48,350 in expenditures on product development.

ii.

the agreement to engage OSI to provide software development services was extended to December 31, 2004. The expenditure commitment has been reduced to a minimum of US$125,000, based on hourly rates charged at 85% of fair market value.

iii.

The Company agreed to pay OSI a management fee of US$250,000 on or before March 20, 2004

The Company is engaged in a dispute with OSI with regard to these agreements. See “Item 3 – Legal Proceedings.”

(b)

On September 4, 2002 the Company acquired a license to certain software applications related to their use in certain specified business fields from Intacta, a company formerly related by virtue of having a director in common. The Company paid US$150,000 (CDN$236,395, recorded in Other Assets) cash in consideration of the license. The license expires on the latter of August 31, 2017 and the expiry date of the last patent of the underlying software. The cost of the license will be amortized over its 3 year expected useful life.

(c)

During 2004, the Company incurred consulting fees owed to Mr. Revell in the amount of US$100,000.

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

Item 13. Exhibits

The following exhibits are filed (or incorporated by reference herein) as part of this Form 10-KSB:

Exhibit Number	Description
3.1(1)	Articles of Incorporation
3.2(8)	Bylaws
4.1(1)	Shareholder Agreement dated February 23, 1999 among the original shareholders and the Former Imagis Shareholders
4.2(3)	Registration rights agreement dated July 8, 2002 between Imagis and OSI
10.1(2)*	Imagis Technologies Inc. 2000 Stock Option Plan
10.2(3)	Subscription Agreement dated July 8, 2002 between Imagis and OSI
10.3(3)	Letter of Intent dated July 8, 2002 between Imagis and OSI
10.4(3)	Product Development and Marketing Agreement dated July 8, 2002 between Imagis and OSI
10.5(3)	Software Developer Services Agreement dated July 8, 2002 between Imagis and OSI
10.6(4)	Agreement to amend the terms of Item 10.9 dated October 8, 2002
10.7(4)	Agreement to amend the terms of Item 10.9 and 10.10 dated October 9, 2002
10.8(5)	Revolving Line of Credit dated February 23, 2003 between Imagis and Altaf Nazerali
10.9(5)	Amended and Restated Loan Agreement: Revolving Line of Credit dated April 15, 2003 between Imagis and Altaf Nazerali
10.10(5)	General Security Agreement dated April 15, 2003 between Imagis and Altaf Nazerali
10.11(5)	Grid Promissory Note dated February 21, 2003 between Imagis and Altaf Nazerali
10.12(5)	Grid Promissory Note Amended and Restated dated April 15, 2003 between Imagis and Altaf Nazerali
10.13(5)	Source Code License Agreement dated April 15, 2003 between Imagis and Altaf Nazerali
10.14(5)	Source Code Escrow Agreement dated April 15, 2003 between Imagis and Altaf Nazerali
10.15(6)	Debenture agreement between the Company and 414826 B.C. Ltd dated May 30, 2003
10.16 (7)*	Consulting Agreement dated July 15, 2003 between Imagis and Roy Trivett
21.1	List of Subsidiaries
24.1	Powers of Attorney (included on signature page)
31.1	Section 302 Certification
31.2	Section 302 Certification
32.1	Section 906 Certification
32.2	Section 906 Certification
99.1	Form 51-901F as required by the British Columbia Securities Commission

* Indicates a management contract or compensatory plan or arrangement

(1)

Previously filed as part of Imagis’ Registration Statement on Form 10-SB (File No. 000-30090).

(2)

Previously filed as part of Imagis’ Annual Report on Form 10-KSB for the year ended December 31, 2000.

(3)

Previously filed as part of Imagis’ Current Report on Form 8-K filed on December 19, 2002.

(4)

Previously filed as part of Imagis’ Annual Report on Form 10-KSB for the year ended December 31, 2002.

(5)

Previously filed as part of Imagis’ Quarterly Report on Form 10-QSB for the period ended March 31, 2003.

(6)

Previously filed as part of Imagis’ Quarterly Report on Form 10-QSB for the period ended June 30, 2003.

(7)

Previously filed as part of Imagis’ Quarterly Report on Form 10-QSB for the period ended September 30, 2003.

(8)

Previously filed as part of Imagis’ Quarterly Report on Form 10-QSB for the period ended June 30, 2004.

Item 14.  Principal Accountant Fees and Services.

Audit Fees

Fees billed by KPMG LLP, for professional services totaled $54,500 for the year ended December 31, 2004 and $89,730 for the year ended December 31, 2003, including fees associated with the annual audit and reviews of quarterly reports on Form 10-QSB.

Audit-Related Fees

Fees for audit-related services totaled $nil for the year ended December 31, 2004.   Audit-related fees incurred for the year ended December 31, 2003 were $nil.

Tax Fees

Fees for tax services, including fees for review of the Company’s consolidated federal income tax return, totaled $2,700 for the year ended December 31, 2004 and $15,155 for the year ended December 31, 2003.

All other Fees

No fees were billed by KPMG LLP, for professional services rendered during the fiscal years ended December 31, 2004 and December 31, 2003 other than those specified above.

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

There were no fees in 2004 that were not pre-approved by the Audit Committee. All services described above under the captions "Audit Fees", Audit Related Fees" and "Tax Fees" were approved by the Audit Committee pursuant to SEC Regulation S-X, Rule 2-01(c)(7)(i).

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Vancouver, Province of British Columbia, on March 18, 2005.

IMAGIS TECHNOLOGIES INC.

  /s/ Roy Trivett

Roy Trivett

President and Chief Executive Officer

POWERS OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Roy Trivett and Wayne Smith, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all said attorneys-in-fact and agents of them or their substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Oliver Revell
____________________ Oliver Revell	Chairman and Director	March 18, 2005
/s/ Roy Trivett
____________________ Roy Trivett	President, Chief Executive Officer and Director (Principal Executive Officer )	March 18, 2005
/s/ Wayne Smith
____________________ Wayne Smith	Chief Operating Officer and Vice-President, Finance (Principal Financial and Accounting Officer)	March 18, 2005
/s/ Clyde Farnsworth
____________________ Clyde Farnsworth	Director	March 18, 2005
/s/ Al Kassam
____________________ Al Kassam	Director	March 18, 2005
/s/ Karim J. Khoja
____________________ Karim Jadavyee Khoja	Director	March 18, 2005
/s/ Keith Kretschmer
____________________ Keith Kretschmer	Director	March 18, 2005
/s/ Michael Volker
____________________ Michael Volker	Director	March 18, 2005

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

Date: March 18, 2005

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

Date: March 18, 2005

/s/ Roy Trivett

Roy Trivett

Chief Executive Officer and President

(Principal Executive Officer)

EXHIBIT 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. § 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Imagis Technologies Inc. (the “Company”) Form 10-KSB for the period ended December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the “Report), I, Wayne Smith, Chief Operating Officer and Vice-President, Finance of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Wayne Smith Wayne Smith Chief Operating Officer and Vice-President, Finance (Principal Financial and Accounting Officer) March 18, 2005

EXHIBIT 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. § 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Imagis Technologies Inc. (the “Company”) Form 10-KSB for the period ended December 31, 2004 filed with the Securities and Exchange Commission on the date hereof (the “Report), I, Roy Trivett, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Roy Trivett Roy Trivett Chief Executive Officer and President (Principal Executive Officer) March 18, 2005

BC FORM 51-102F1

ANNUAL REPORT

ISSUER DETAILS:

Name of Issuer	IMAGIS TECHNOLOGIES INC.
For The Year Ended	December 31, 2004
Date of Report	March 18, 2005
Issuer Address	1630 – 1075 West Georgia Street Vancouver, British Columbia V6E 3C9
Issuer Fax Number	(604) 684-9314
Issuer Telephone Number	(604) 684-2449
Contact Name	Wayne Smith
Contact Position	Vice President Finance
Contact Telephone Number	(604) 684-2449
Contact Email Address	wayne.smith@imagistechnologies.com
Web Site Address	www.imagistechnologies.com

CERTIFICATE

THE THREE SCHEDULES REQUIRED TO COMPLETE THIS REPORT ARE ATTACHED AND THE DISCLOSURE CONTAINED THEREIN HAS BEEN APPROVED BY THE BOARD OF DIRECTORS.  A COPY OF THIS REPORT WILL BE PROVIDED TO ANY SHAREHOLDER WHO REQUESTS IT.

Clyde Farnsworth Name of Director	/s/Clyde Farnsworth Sign (typed)	05/3/18 Date Signed (YY/MM/DD)

Roy Trivett Name of Director	/s/ Roy Trivett Sign (typed)	05/3/18 Date Signed (YY/MM/DD)

Supplementary Information to the Financial Statements

Management’s Discussion and Analysis

As at March 18, 2005

Forward-looking information

Except for statements of historical fact, certain information contained herein constitutes “forward-looking statements,” within Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  In some cases, you can identify the forward-looking statement’s by Imagis Technologies Inc.’s (“Imagis” or the “Company”) use of the words such as “may,” “will,” “should,” “could,” “expect,” “plan,” “estimate,” “predict,” “potential,” “continue,” “believe,” “anticipate,” “intend,” “expect,” or the negative or other variations of these words, or other comparable words or phrases.  Forward-looking statements in this report include the Company’s expectation that revenues will increase during 2005; the potential revenues to be generated through the Company’s partnership with Centrom Limited, the sale of new products acquired through the acquisition of Briyante Software Corp. (“Briyante”); and new contracts to be entered into the near future; and the Company’s future operating expense levels.

Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results or achievements of the Company to be materially different from any future results or achievements of the Company expressed or implied by such forward-looking statements.  Such factors include, but are not limited to the following: the Company’s limited operating history; the Company’s need for additional financing; the Company’s history of losses; the Company’s dependence on a small number of customers; risks involving new product development; competition, the Company’s dependence on key personnel; risks involving lengthy sales cycles; dependence on marketing relationships; the Company’s ability to protect its intellectual property rights; risks associated with exchange rate fluctuations; risks of software defects; risks associated with product liability; risks associated with the partnerships with Imagis UK Limited (“Imagis UK”) and Centrom Limited (“Centrom”); the Company’s dispute with OSI Systems Inc. (“OSI”); risks associated with the strategic alliance with Sanyo Semiconductor Company and Intacta Technologies Inc. related to Zixsys, Inc.; the potential additional disclosure requirement for trades involving the issued common shares; the difficulty of enforcing civil liabilities against the Company or its directors or officers under United States federal securities laws; the volatility of the Company’s share price; risks associated with certain shareholders’ exercising control over certain matters; and the other risks and uncertainties described in Exhibit 99.1 to this Quarterly Report.

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

About Imagis

Imagis develops and markets software that simplifies, accelerates, and economizes the process of connecting existing, disparate databases, enhanced as appropriate with biometric facial recognition technology. The combination of these technologies enables information owners to share data securely with external stakeholders and software systems using any combination of text or imagery. This includes searching disconnected data repositories for information about an individual using only a facial image. This allows organizations to quickly create regional information sharing networks using any combination of text or imagery.

Using industry standard Web services and XML, Imagis delivers a secure and economical approach to true, real-time application interoperability. Production deployments of the Company’s core integration technology — BIE — have demonstrated remarkable reductions in the time and risk associated with implementing and supporting integrated access to physically and technologically disparate computers. The Company believes that the broad ranging applicability of BIE into a variety of vertical markets such as health care, financial services, government services and telecommunications has been clearly demonstrated by recent, successful deployments in the United States.

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

(iv)

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

Use of estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported or disclosed in the financial statements. Actual amounts may differ from these estimates.  Areas of significant estimate include but are not limited to valuation of accounts receivable; amortization periods of equipment, intellectual property and other assets; valuation of intellectual property; fair value inputs for calculation of stock-based compensation; and the valuation allowance of future income tax assets.

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

Results of Operations for the three month period and year ended December 31, 2004 compared to December 31, 2003:

Revenues

Imagis’ total revenues for the three month period ended December 31, 2004 were $327,016 compared to the prior year level of $263,793. The year to date revenues decreased to $1,032,970 from the prior year level of $1,355,742. Revenues from the Company’s software products increased to $209,919 for the current three month period as compared to $191,425 for 2003. Software revenues decreased by 27% to $639,805 for the year to date over the prior year level of $877,438.

As of March 15, 2005 Imagis received orders totalling $2,100,000 that are not recorded as at December 31, 2004. Consequently, Imagis expects that revenues will increase in the first two quarters of 2005 when compared to the first two quarters of 2004 and will continue to increase as the new products acquired and developed as a result of the acquisition of Briyante continue to gain increasing customer acceptance. In addition, the Company has entered into a partnership with a United Kingdom company described below in Liquidity and Capital Resources. Management of the Company believes that this relationship has significant potential to generate additional future revenue for Imagis.  There can be no assurance however that such revenue will materialize or if such revenue does materialize that it will be significant.

Support and services revenues were 62% higher at $115,464 for the three month period ended December 31, 2004 than in 2003 of $71,324. Support and services revenues for the year to date declined 18% to $385,075 from the prior year level of $469,575. The support revenues decreased as a result of a large support contract that expired during 2003 and was taken over by Imagis’ business partner.

Operating Costs

Operating expenses totalled $1,597,196 for the three month period ended December 31, 2004, which is 31% greater than the 2003 operating expenses of $1,223,076. The 2004 expenses include stock-based compensation of $143,135 due to the increase of Imagis’ employee stock option plan and $348,921 in amortization, which includes $322,713 in amortization costs for the intellectual property acquired in the Briyante acquisition. Excluding these non-cash charges the 2004 operating expenses total $1,105,140. The 2003 expenses include amortization of $177,780. Excluding this expense, the operating expenses for 2003 were $1,045,295. The increase of $59,845 between 2004 and 2003 represents a 6% increase in operating expenses over the prior period. The increased costs over the prior period resulted from significant decreases in administration of $162,030, which were offset by an increase in interest expense of $43,452, an increase in sales and marketing of $99,220, an increase in technical services of $29,356 and an increase in technological development of $49,857. The increases are mainly due to hiring additional staff to achieve the anticipated sales growth in 2005.

Operating expenses totalled $6,490,907 for the year ended December 31, 2004, which is 20% greater than the 2003 operating expenses of $5,414,599. The 2004 expenses include stock-based compensation of $1,204,307 due to the restructuring of Imagis’ employee stock option plan and $1,524,525 in amortization, which includes $1,290,852 in amortization costs for the intellectual property acquired in the Briyante acquisition. Excluding these non-cash charges the 2004 operating expenses total $3,762,075. The 2003 expenses include a one-time charge of US$250,000 (CDN$366,950) recorded as a management fee owing to OSI, a $100,000 cost recovery of software consulting fees relating to sub-contracted work from 2002, and amortization of $359,241. Excluding these items, the operating expenses for 2003 were $4,788,408.  The difference of $1,026,333 between 2004 and 2003 represents a 21% reduction in operating expenses over the prior year. The lower costs over the prior period resulted from significant decreases in the areas of administration, cost of materials, sales and marketing, and technical services. This was offset partially by an increase in technology development costs due to the addition of staff. The cash operating expense rate had stabilized at approximately $3,200,000 per annum from July 2003 through March 2004. The current operating expense level is approximately $4,300,000 per year as a result of increased staffing levels required to meet increased demand for Imagis’ products and services. Any further increase in expenditure levels will only occur as the company receives increased levels of orders.

Administration

Administrative costs for the three month period ended December 31, 2004 were $450,155, which is 12% less than for 2003 of $512,472. These costs include a stock-based compensation charge of $99,713 in 2004. Excluding these charges, the administrative costs were $350,442 in 2004 versus $512,472 in 2003, which represents a 32% decrease. This decrease was due to decreased legal and general operating costs.  Administrative costs include staff salaries and related benefits and travel, stock-based compensation, consulting and professional fees, facility and support costs, shareholder, regulatory and investor relations costs.

Administrative costs for the year ended December 31, 2004 were $2,124,342, which is 3% less than for 2003 of $2,188,921. These costs include the stock-based compensation charge of $838,967 in 2004 and the one-time management fee of US$250,000 (CDN$366,950) in 2003 described above. Excluding these charges, the administrative costs were $1,285,375 in 2004 compared to $1,821,971 in 2003, which represents a 30% reduction.

Bad Debt Expense

The bad debt expense for the three month period ended December 31, 2003 and 2004 was nil.

The bad debt expense for the year ended December 31, 2003 of $117,433 consisted of three customers that defaulted on payment for a software license. There were no bad debts incurred in 2004.

Interest and Amortization

The interest expense for the three month period ended December 31, 2004 of $68,253, which is 175% greater than for 2003 of $24,802, is primarily due to interest charged on late payroll remittances to Revenue Canada which is currently being appealed. The increase in amortization expense to $348,921 from $177,780 is primarily due to the increased amortization expense associated with the acquisition of the intellectual property of Briyante.

The interest expense for the year ended December 31, 2004 of $93,562, which is 40% greater than for 2003 of $66,765, is primarily due to interest charged on late payroll remittances to Revenue Canada which is currently being appealed. The increase in amortization expense to $1,524,525 from $359,240 is primarily due to the amortization expense associated with the acquisition of the intellectual property of Briyante.

Sales and Marketing

Sales and marketing expenses for the three month period ended December 31, 2004 were $377,728 which is 52% greater than for 2003 of $249,078. These costs include a stock-based compensation charge of $29,436 in 2004. Excluding these charges, the sales and marketing expenses were $348,292 in 2004 verses $249,078 in 2003  which represents a 40% increase. The Sales and marketing expenses for the year ended December 31, 2004 were $1,362,928, which is 2% less than the 2003 costs of $1,388,134. These costs include the stock-based compensation charge of $247,672 in 2004. Excluding these charges, the sales and marketing costs were $1,115,256 in 2004 verses $1,388,134 in 2003, which represents a 20% decrease. Imagis significantly decreased its sales team after March 31, 2003 and streamlined its associated travel and marketing costs as part of its strategy of utilizing a more targeted marketing and sales strategy. Sales and marketing costs have increased in the fourth quarter of 2004 to target opportunities where identifiable revenues exist.

Technology Development

The technology development expenses for the three month period ended December 31, 2004 were $248,371 which is 33% greater than the 2003 costs were $186,931. These costs include a stock-based compensation charge of $11,583 in 2004. Excluding these charges, the technology development expenses were $236,788 in 2004 which is 27% higher than 2003.

The technology development expenses for the year ended December 31, 2004 were $1,037,013 which is 50% higher than the 2003 costs of $692,754. These costs include the stock-based compensation charge of $97,461 in 2004 and a 2003 cost recovery of $100,000 discussed above. Excluding these charges, the technology development costs were $939,552 in 2004 verses $792,754 in 2003, which represents a 19% decrease over 2003.

 Technology development expenses were reduced during the second and third quarters of 2003 and then increased to current levels with the addition of staff associated with the Briyante acquisition and additional staff to meet development requirements associated with the orders received in late 2004 and early 2005. Management believes that continuing to invest in technology advancements is crucial to the future success of Imagis.

Technical Services

Costs for the technical services group for the three month period ended December 31, 2004 were $103,771, which is 44% greater than the comparable 2003 costs of $72,013. These costs include a stock-based compensation charge of $2,402 in 2004. Excluding these charges, the technology development expenses were $101,369 in 2004 which is 41% higher than 2003.

The technology services expenses for the year ended December 31, 2004 were $348,537 which is 12% lower than the 2003 costs of $397,412. These costs include the stock-based compensation charge of $20,207 in 2004. Excluding these charges, the technology services costs were $328,330 in 2004 , which represents a 17% reduction from 2003.

The technical services group generally assists the Company’s strategic partners in their installation of Imagis’ products and also provides clients with any technical support they may require under annual support contracts, and includes primarily costs for salaries, facilities and travel. Costs for future quarters will be dependent on the sales levels achieved by the Company.

Net Loss for the Period

Overall, the Company incurred a net loss for the three month period ended December 31, 2004 of $1,270,180 or $0.08 per share, which is 32% higher than the net loss incurred during the three months ended December 31, 2003 of $959,283 or $0.14 per share. The loss per share figure for 2003 has been adjusted to take into account the Company’s share consolidation that occurred in November of 2003. Adjusting the loss to take into account the non-cash and one-time expenses described above, the losses become $778,124 for 2004 and $781,503 for 2003, representing a 1% decrease. The Company has received significant sales orders during the final quarter of 2004 and the first quarter of 2005; however, installation did not commence until 2005 and the revenue will not be recognised until then.

The Company incurred a net loss for the year ended December 31, 2004 of $5,457,937 or $0.39 per share, which is 34% larger than the net loss incurred during the year ended December 31, 2003 of $4,058,857 or $0.74 per share. The loss per share figure for 2003 has been adjusted to take into account the Company’s share consolidation that occurred in November of 2003. Adjusting the loss to take into account the non-cash and one-time expenses described above, the losses become $2,729,105 for 2004 and $3,432,666 for 2003, representing a 20% reduction. The rate of loss at December 31, 2004 on an EBITDA basis was $280,000 per month and management believes that the Company will be able to achieve break even operations on an EBITDA basis during the first six months of 2005. The timing will depend on the schedule of completion of existing contracts as this affects the recognition of revenue.

Summary of Annual Results

	2004	2003	2002

Total Revenue	$1,032,970	1,355,742	3,022,888
Loss	(5,457,937)	(4,058,857)	(6,951,393)
Net loss per share	(0.39)	(0.74)	(1.71)
Assets	2,836,018	4,183,609	634,633
Long term liabilities	24,913	19,171	41,720

The Company’s changes in its annual Net Losses fluctuate according to the volume of sales. As the Company currently has a small number of customers generating the majority of its revenues there is no consistency from one year to the next and past annual performance is not considered to be indicative of future results. The Company had significantly reduced its operating expenses during the period from Q3 2002 through Q3 2003, which also has a large impact on the comparative loss figures. The Company is not aware of any significant seasonality affecting its sales.

Liquidity and Capital Resources

The Company’s cash on hand at the beginning of the three-month period ended December 31, 2004 aggregated $68,760. During the period, the Company received additional net funds of $1,179,100 from a private placement that closed in November, less $325,000 received prior to October 1, 2004, and an additional $140,000 in share subscriptions for a private placement that closed in January 2005.

The Company used these funds primarily to finance its operating loss for the period. The impact on cash of the loss of $1,329,178, after adjustment for non-cash items and changes to other working capital accounts in the period, resulted in a negative cash flow from operations of $893,258. The Company also repaid capital leases of $9,079, purchased a software asset for $25,000 in cash plus $75,000 in common share units, and purchased capital assets of $12,414, overall the Company’s cash position decreased by $54,389 to $123,148 at December 31, 2004.

The Company’s cash on hand at the beginning of the year ended December 31, 2004 aggregated $86,227. During the period, the Company received additional net funds of $1,534,150 in share subscriptions for a private placement that was closed on April 28, 2004, $1,179,100 from a private placement that closed November 30, 2004 and $140,000 in share subscriptions for a private placement that closed in January 2005. The Company also settled $1,094,562 in debt through the issuance of common shares. These transactions are described below.

The Company used these funds primarily to finance its operating loss for the period. The impact on cash of the loss of $5,516,935, after adjustment for non-cash items and changes to other working capital accounts in the period, resulted in a negative cash flow from operations of $2,723,503. The Company also repaid capital leases of $27,241, purchased a software asset for $25,000 cash and $75,000 in common share units, and purchased capital assets of $40,624, overall the Company’s cash position increased by $36,921 to $123,148 at December 31, 2004.

In April 2004, the Company completed a private placement consisting of 4,007,875 units at $0.40 per unit. Each unit consists of one common share and one common share purchase warrant.  Each warrant entitles the holder to acquire one additional common share in the capital of Imagis at an exercise price of $0.50 until April 28, 2005 or at $0.75 from April 29, 2005 until April 28, 2006. The common shares and warrants were subject to a four (4) month hold period in Canada that expired on August 28, 2004. Finders’ fees of $69,000 in cash were paid on a portion of the private placement conducted outside the United States. The total net proceeds to Imagis were $1,534,150.

Concurrently with the private placement in April 2004, the Company settled $688,404 in debt included in accounts payable as at March 31, 2004 through the issuance of 1,708,509 common shares and 393,284 common share purchase warrants. Each warrant entitles the holder to acquire one additional common share in the capital of Imagis at an exercise price of $0.50 until April 29, 2005 or at $0.75 from April 30, 2005 until April 29, 2006. Included in this private placement, the Company settled debt with related parties and formerly related parties totaling $526,090 through the issuance of 1,315,225 common shares with no warrants. The common shares and warrants were subject to a four (4) month hold period in Canada that expired on August 29, 2004.

As of July 15, 2004, management of the Company believed that the funds received through the Company’s private placement in April 2004 combined with the then current and projected operating revenues and the reduction in liabilities achieved through the debt settlements in April 2004 would provide sufficient cash flow to fund the Company’s operations for at least the six (6) month period thereafter. Because the Company experienced unexpected delays in concluding certain contract negotiations and completing certain software installations, it was required to seek further financing.

In November 2004, the Company completed a private placement consisting of 3,930,333 units at $0.30 per unit for total proceeds of $1,179,100. Each unit consisted of one common share and one common share purchase warrant.  Each warrant entitles the holder to acquire one additional common share in the capital of Imagis at an exercise price of $0.40 until November 31, 2005 or at $0.50 from November 30, 2005 until November 30, 2006. The common shares and warrants are subject to a four (4) month hold period in Canada that expires on March 30, 2005.

In November 2004, the Company also purchased intellectual property of a software asset for $100,000, consisting of $25,000 in cash and $75,000 through the issuance of 187,500 common shares and 187,500 common share purchase warrants. Each warrant entitles the holder to acquire one additional common share in the capital of Imagis at an exercise price of $0.40 until November 29, 2005 or at $0.50 from November 29, 2005 until November 29, 2006. The common shares and warrants are subject to a four (4) month hold period in Canada that expires on March 29, 2005.

In December 2004, the Company settled $331,158 in debt through the issuance of 946,166 common shares and 946,166 common share purchase warrants. Each warrant entitles the holder to acquire one additional common share in the capital of Imagis at an exercise price of $0.45 until December 31, 2005 or at $0.55 from December 31, 2005 until December 31, 2006. The common shares and warrants are subject to a four (4) month hold period in Canada that expires on April 30, 2005.

In December 31, 2004 the Company also received share subscriptions of $140,000 to be applied to a private placement that was completed in January 2005. The private placement consisted of 2,857,785 units at $0.35 per unit. Each unit consists of one common share and one common share purchase warrant.  Each warrant entitles the holder to acquire one additional common share in the capital of Imagis at an exercise price of $0.45 until January 11, 2006 or at $0.55 from January 12, 2006 until January 11, 2007. The common shares and warrants are subject to a four (4) month hold period in Canada that expires on May 10, 2005. Finders’ fees of $72,771 in cash were paid on a portion of the private placement. The total net proceeds to Imagis were $927,454.

During the final quarter of 2004, the Company was awarded a contract with PRIME Corp. of British Columbia, Canada to deploy the Imagis flagship InForce Arrest and Booking (InForce AB) software as an integrated component of the province-wide Police Records Information Management Environment (PRIME-BC). This contract will result in revenues to the Company in excess of $800,000; however, any amounts due under this contract will not be received by the Company until early 2005.  The Company also has received other orders with certain agencies in the United States that total an additional approximately $1,300,000, the amounts due under these contracts are expected to be received by the Company in the first six months of 2005.

The company has cash sufficient to fund its operations through April 30, 2005.  The Company has also received orders that if completed will generate cash sufficient to fund its operations through September 30, 2005.  If no further sales are received the Company may need to raise additional funds through private placements of its securities or seek other forms of financing. There can be no assurance that such financing will be available to the Company on terms acceptable to it, if at all.  If the Company’s operations are substantially curtailed, it may have difficulty fulfilling its current and future contract obligations.

Contractual Obligations

The Company is committed to the following contractual obligations over the next five years:

Year	Capital Lease	Office Lease	Total

2005	$28,089	$140,664	$178,370
2006	11,247	45,985	60,769
2007	13,666	-	14,931
2008
2009

	$53,002	$186,649	$254,070

On July 8, 2002, the Company entered into the following agreements with OSI Systems Inc (“OSI”):

ii.

Product Development and Marketing Agreement. Under this agreement, the Company formed a strategic alliance with OSI to develop mutually agreed integrated airport and transportation security products The Company agreed to commit a minimum of US$250,000 to develop these products and operate this group.

iii.

Software Developer Services Agreement. Under this agreement, the Company agreed to engage the services of software engineers and equipment in OSI’s software development facility in Hyderabad, India. The Company agreed to pay to OSI a minimum of US$250,000 during the term of the agreement, which expired on June 30, 2003, provided that if the aggregate amount paid to OSI on such date is less than US$250,000, the agreement could be extended for six months.

iv.

Joint Venture Letter of Intent. Under this letter of intent, upon OSI’s establishment of a Brazilian entity to oversee marketing, sales, service and assembly and marketing of OSI’s products, in Brazil and the establishment of an office in Brazil, Imagis was to invest US$250,000 for a 20% equity ownership in that entity.

On March 20, 2003 the above agreements were amended as follows:

i.

the strategic alliance agreement to develop and market integrated airport and security products with OSI was extended to July 8, 2004. The expenditure commitment was reduced to a minimum of US$125,000 on product development and the operation of an Airport Security Group to market the products. As at December 31, 2004, the Company has incurred USD$48,350 in expenditures on product development.

ii.

the agreement to engage OSI to provide software development services was extended to December 31, 2004. The expenditure commitment has been reduced to a minimum of US$125,000, based on hourly rates charged at 85% of fair market value.

iii.

The Company agreed to pay OSI a management fee of US$250,000 on or before March 20, 2004

The Company has received a Notice of Demand from OSI for USD$500,000 alleging that the Company is in default under the terms of these agreements. The Company believes that OSI acted in bad faith and intends to defend its position. The dispute has been referred to the American Arbitration Association for resolution. While the Company believes that it will not be liable for OSI’s claim there can be no assurance that the claim will be resolved in the Company’s favour.

Off-Balance Sheet Arrangements

At December 31, 2004 the Company did not have any off-balance sheet arrangements.

Transactions with Related Parties

At December 31, 2004, accounts payable and accrued liabilities included $284,759 (at December 31, 2003 - $418,258) owed by the Company to directors and officers and companies controlled by directors and officers of the Company.  These amounts are unsecured, non-interest bearing and payable on demand.  At December 31, 2004, accounts payable and accrued liabilities included $300,500 (at December 31, 2003 - $372,442) owed by the Company to companies formerly related by virtue of having a director or officer in common with the Company.

Other Management Discussion & Analysis Requirements

(a)

Additional information relating to the Company, including the Company’s Annual Information Form, is on available on SEDAR at www.sedar.com.

(b)

Share capital:

(a)

Authorized:

100,000,000 common shares without par value

50,000,000 preferred shares without par value, non-voting, issuable in one or more series

(b)

Issued:

	Number
	of shares	Amount

Balance, December 31, 2003	8,845,157	21,528,421

Issued during year for cash:
Private Placements	7,938,208	2,782,289
Special Warrants exercised	1,169,741	907,985
Issued in settlement of accounts payable	2,654,675	1,019,562
Issued for acquisition of intellectual property	187,500	75,000
Share issuance costs	-	(82,337)

Balance, December 31, 2004	20,795,281	$26,230,920

Issued during year for cash:
Private Placements	2,857,785	1,000,225
Share issuance costs	-	(72,771)

Balance, March 18, 2005	23,653,066	$27,158,374

On November 21, 2003, the Company consolidated its common shares on a one new share for each 4.5 old shares basis.  The table above gives effect to the share consolidation on a retroactive basis.

 (c)

Special warrants:

During October and November 2003, the Company sold a total of 9,796,087 Special Warrants at $0.1725 per Special Warrant in a series of four tranches.  Cash proceeds of $899,075 less commissions of $39,758 were received for the sale of 5,212,029 Special Warrants and 4,584,058 Special Warrants were issued in settlement of $790,750 in debt.  Each Special Warrant is exercisable, for no additional consideration, into Units consisting of 0.2222 common shares and 0.2222 share purchase warrants, with the exception of 1,002,899 Special Warrants issued to insiders of the Company.  The Units issued to insiders of the Company are exercisable into 0.2222 common shares with no share purchase warrant.  Each whole warrant entitles the holder for two years from the date of issue of the Special Warrants to acquire one additional common share at an exercise price of $1.04 per share in the first year and $1.14 per share in the second year.  The Special Warrants are convertible at the holders’ option at any time for an eighteen month period and will convert automatically at the end of the eighteen months.  The Company will not be required to meet any conditions prior to conversion.  Finder’s fees of $39,758 in cash and 38,641 in broker’s warrants exercisable at $1.04 per share were paid.  The brokers warrants were exercisable until October 30, 2004 and have been recorded at the fair value as at the date of issue of $7,327 as a reduction in the proceeds of the Special Warrants and an increase in Contributed Surplus.  As at December 31, 2004, 1,169,741 Units have been issued on conversion of the Special Warrants which resulted in the issuance of 1,169,741 common shares and 1,169,741 share purchase warrants.

(d)

Warrants:

At December 31, 2003, and March 18, 2005, the following warrants were outstanding (giving retroactive effect to the share consolidation):

December 31,				March 18,	Exercise
2003	Granted	Exercised	Expired	2005	price	Expiry date

11,111	-	-	(11,111)	-	$9.90	January 18, 2004
64,815	-	-	(64,815)	-	US$8.78	July 8, 2004
23,333	-	-	(23,333)	-	US$10.53	July 24, 2004
38,641	-	-	(38,641)	38,641	$1.04	October 30, 2004
670,930	-	-	-	670,930	$0.64	November 20, 2005
-	64,412	-		64,412	$1.14	September 30, 2005
-	128,824	-	-	128,824	$1.14	October 10, 2005
-	976,505	-	-	976,505	$1.14	October 31, 2005
-	4,007,875	-	-	4,007,875	$0.50	April 28, 2005
					or at $0.75	April 28, 2006
-	226,584	-	-	226,584	$0.50	April 29, 2005
					or at $0.75	April 29, 2006
-	166,700	-	-	166,700	$0.53	May 20, 2005
					or at $0.75	May 20, 2006
-	187,500	-	-	187,500	$0.40	November 29, 2005
					or at $0.50	November 29, 2006
-	3,930,333	-	-	3,930,333	$0.40	November 30, 2005
					or at $0.50	November 30, 2006
-	946,166	-	-	946,166	$0.45	December 31, 2005
-					or at $0.55	December 31, 2006
	2,857,785	-	-	2,857,785	$0.35	January 12, 2006
					or at $0.45	January 12, 2007

808,830	13,492,684	-	(137,900)	14,163,614

 (e)

Options:

The Company has a stock option plan that was approved at the Company’s AGM on June 18, 2004.  Under the terms of the plan the Company may reserve up to 3,347,690 common shares for issuance under the plan.  The Company has granted stock options to certain employees, directors, advisors, and consultants.  These options are granted for services provided to the Company.  All options granted prior to November 25, 2003, expire five years from the date of grant with the exception of 22,222 options issued during 2002 to a consultant that expire two years from the date of grant.  All options granted subsequent to November 25, 2003, expire 3 years from the date of the grant.  All options vest one-third on the date of the grant, one-third on the first anniversary of the date of the grant and one-third on the second anniversary of the date of the grant.  On November 25, 2003, all stock options along with the Company’s outstanding shares were consolidated on a 1 new option for 4.5 old basis. During the period ended December 31, 2004 all options outstanding as at December 31, 2003 were repriced to $0.78. A summary of the status of the Company’s stock options at March 18, 2005, and December 31, 2003 (giving retroactive effect to the share consolidation), and changes during the periods ended on those dates is presented below:

	March 18, 2005		December 31, 2003
		Weighted average		Weighted average
	Shares	exercise price	Shares	exercise price

Outstanding, beginning of period	770,294	$5.26	668,198	$7.56
Repriced to $0.78		(4.48)
Granted	2,797,257	0.56	421,557	1.51
Exercised			(43,446)	2.97
Cancelled	(416,217)	0.78	(276,015)	11.70

Outstanding, end of period	3,151,334	$0.58	770,294	$5.26

The following table summarizes information about stock options outstanding at March 18, 2005:

	Options outstanding			Options exercisable
	Number			Number
	outstanding	Weighted	Weighted	exercisable,	Weighted
	March 18,	remaining	average	December 31,	average
Exercise price	2005	contractual life	exercise price	2004	exercise price

$0.30	5,000	2.66	$0.30	1,667	$0.30
$0.33	105,000	2.76	$0.33	35,000	$0.33
$0.34	40,000	2.66	$0.34	13,334	$0.34
$0.35	8,000	2.81	$0.35	2,667	$0.34
$0.36	53,332	2.59	$0.36	15,778	$0.34
$0.38	10,000	2.83	$0.38	3,334	$0.34
$0.40	1,175,555	2.43	$0.40	412,365	$0.40
$0.41	18,000	2.27	$0.41	6,000	$0.41
$0.45	15,000	2.22	$0.45	5,000	$0.45
$0.55	10,000	2.14	$0.55	3,333	$0.55
$0.66	103,333	1.97	$0.66	34,441	$0.66
$0.78	1,608,114	1.80	$0.78	1,209,666	$0.78

	3,151,334	2.11	$0.60	1,742,519	$0.67

The weighted average fair value of employee stock options granted during the year was $0.86 (2003: $NIL) per share purchase option. The weighted average fair value of employee stock options repriced during the period ended December 31, 2004 was $0.52 (2003:$NIL) per share purchase option as at the date of the reprice.  The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model using the following average inputs:  volatility - 200%; risk free interest rate - 5%; option term - 3 years; and dividend yield - nil.  The total compensation expense of $1,204,307 has been allocated to the expense account associated with each individual employee expense and credited to contributed surplus.

The weighted average fair value of employee stock options granted during the year ended December 31, 2004 was $0.72 (2003 - $7.29) per share purchase option.

