Form 10QSB
period 2005-03-31
IMAGIS TECHNOLOGIES INC
filed 2005-05-13
CIK 1088393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_______________

FORM 10-QSB

_______________

(Mark One)

☒

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

(604) 684-2449
(Issuer's telephone number)

_______________

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

As of May 10, 2005, 24,785,217 common shares of the Issuer were issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

IMAGIS TECHNOLOGIES INC.

FORM 10-QSB

For the Quarterly Period Ended March 31, 2005

NOTE REGARDING FORWARD-LOOKING STATEMENTS

Except for statements of historical fact, certain information contained herein constitutes “forward-looking statements,” within Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  In some cases, you can identify the forward-looking statements by Imagis Technologies Inc.’s (“Imagis” or the “Company”) use of the words such as “may,” “will,” “should,” “could,” “expect,” “plan,” “estimate,” “predict,” “potential,” “continue,” “believe,” “anticipate,” “intend,” “expect,” or the negative or other variations of these words, or other comparable words or phrases.  Forward-looking statements in this report include, but are not limited to, the Company’s expectation that revenues will increase during 2005 when compared to those of 2004 and that such revenues will continue to increase and newly developed products and solutions continue to gain increasing customer acceptance; the Company’s ability to fund its operations in the future; the Company’s expectations regarding its dispute with OSI Systems Inc. (“OSI”) and new contracts to be entered into the near future; the Company’s future operating expense levels; the Company’s ability to achieve break-even operations on an EBITDA-basis during the third and fourth quarters of 2005.

Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results or achievements of the Company to be materially different from any future results or achievements of the Company expressed or implied by such forward-looking statements.  Such factors include, but are not limited to the following: the Company’s limited operating history; the Company’s need for additional financing; the Company’s history of losses; the Company’s dependence on a small number of customers; risks involving new product development; competition; the Company’s dependence on key personnel; risks involving lengthy sales cycles; dependence on marketing relationships; the Company’s ability to protect its intellectual property rights; risks associated with exchange rate fluctuations; risks of software defects; risks associated with product liability; risks associated with the Imagis UK partnership, the Company’s dispute with OSI risks associated with the strategic alliance with Sanyo Semiconductor Company (“Sanyo”) and Intacta Technologies Inc. (“Intacta”) related to Zixsys, Inc. (“Zixsys”); the potential additional disclosure requirements for trades involving the issued common shares; the difficulty of enforcing civil liabilities against the Company or its directors or officers under United States federal securities laws; the volatility of the Company’s share price; risks associated with certain shareholders’ exercising control over certain matters; and the other risks and uncertainties described in Exhibit 99.1 to this Quarterly Report.

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

PART 1 – FINANCIAL INFORMATION

Item 1.   Financial Statements

The Company’s financial statements for the three-month period ended March 31, 2005 are included in response to Item 1 and have been compiled by the Company’s management.  The financial statements should be read in conjunction with Management’s Discussion and Analysis or Plan of Operations (Part 1, Item 2) and other financial information included elsewhere in this Form 10-QSB.

IMAGIS TECHNOLOGIES INC. BALANCE SHEETS AS AT MARCH 31, 2005 AND DECEMBER 31, 2004 (expressed in Canadian dollars)
	March 31, 2005 (Unaudited)	December 31, 2004
ASSETS
Current assets
Cash and cash equivalents	$86,472	$123,148
Accounts receivable	568,415	358,300
Accrued revenue receivable	134,473	27,000
Prepaid expenses and deposit	71,194	97,869
	860,554	606,317
Equipment (note 4)	222,183	208,624
Intellectual property (note 6)	2,219,914	2,550,960
Other assets (note 7)	58,413	76,434
	$3,361,064	$3,442,335
LIABILITIES AND SHAREHOLDERS’ DEFICIENCY
Current liabilities
Accounts payable and accrued liabilities	$1,068,054	$1,120,978
Deferred revenue	683,067	159,764
Capital lease obligations	26,014	28,089
	1,777,135	1,308,831
Long-term liabilities
Capital lease obligations	39,482	24,913
Shareholders' deficiency
Share capital (note 9)	27,158,374	26,230,920
Special warrants (note 9)	748,092	748,092
Share Subscription (note 9)	-	140,000
Contributed surplus	1,750,994	1,648,402
Deficit	(28,113,013)	(26,658,823)
	1,544,447	2,108,591
	$3,361,064	$3,442,335

See accompanying notes to financial statements.

IMAGIS TECHNOLOGIES INC. STATEMENTS OF OPERATIONS AND DEFICIT FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004 (expressed in Canadian dollars) (Unaudited – Prepared by Management)

	Three-months ended March 31
	2005	2004

Revenues:
Software sales	$231,358	$190,861
Support and services	92,304	93,088
Other	966	2,106
	324,628	286,055

Expenses:
Administration	446,331	934,484
Amortization	382,009	387,472
Interest	4,562	11,382
Sales and marketing	429,676	199,842
Technology development	375,381	262,684
Technical services	140,859	71,992
	1,778,818	1,867,856

Loss for the period	(1,454,190)	(1,581,801)

Deficit, beginning of period	(26,658,823)	(21,200,886)

Deficit, end of period	$(28,113,013)	$(22,782,687)

Loss per share – basic and diluted	$(0.06)	$(0.14)

Weighted average number of shares outstanding	23,335,534	11,021,848

See accompanying notes to financial statements.

IMAGIS TECHNOLOGIES INC. STATEMENTS OF CASH FLOWS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2005 AND 2004 (expressed in Canadian dollars) (Unaudited – Prepared by Management)

	Three-months ended March 31
	2005	2004
Cash provided by (used in):

Operations:
Loss for the period	$(1,454,190)	$(1,581,801)
Items not involving cash:
Amortization	382,009	387,472
Stock-based compensation	102,592	714,930
Gain on settlement of accounts payable	-	(27,287)
Changes in non-cash operating working capital:
Accounts receivable	(210,115)	136,083
Accrued revenue receivable	(107,473)	-
Prepaid expenses	26,675	9,524
Accounts payable and accrued liabilities	(52,926)	(29,759)
Deferred revenue	523,303	310
	(790,125)	(390,528)
Investments:
Purchase of equipment	(23,589)	-

Financing:
Issuance of common shares for cash	860,225	-
Share subscriptions received	-	360,000
Share issue costs	(72,771)	(15,000)
Capital lease repayments	(10,416)	(5,753)
	777,038	339,247

Increase (decrease) in cash	(36,676)	(51,281)
Cash and cash equivalents, beginning of period	123,148	86,227
Cash and cash equivalents, end of period	$86,472	$34,946

IMAGIS TECHNOLOGIES INC. STATEMENTS OF CASH FLOWS (continued) FOR THE THREE-MONTHS ENDED MARCH 31, 2005 AND 2004 (expressed in Canadian dollars) (Unaudited – Prepared by Management)
	Three-months ended March 31
	2005	2004

Supplementary information and disclosures:
Issuance of common shares on conversion of special warrants	$-	$846,235
Equipment acquired under capital lease	22,910	-
Interest paid	4,562	11,382

See accompanying notes to financial statements.

1.

Operations:

Imagis Technologies Inc. (the “Company”) was incorporated under the Company Act (British Columbia) on March 23, 1998. The Company operates in a single segment, being the development and sale of software applications and solutions.

These financial statements have been prepared on a going concern basis which includes the assumption that the Company will be able to realize its assets and settle its liabilities in the normal course of business.  At March 31, 2005, the Company incurred a loss from operations of $1,454,190 and a deficiency in operating cash flow of $790,125. In addition, the Company has incurred significant operating losses and net utilization of cash in operations in all prior periods. For the three-month period ended March 31, 2005, the Company has a working capital deficiency of $916,581. Accordingly, the Company will require continued financial support from its shareholders and creditors until it is able to generate sufficient cash flow from operations on a sustained basis. Failure to obtain ongoing support of its shareholders and creditors may make the going concern basis of accounting inappropriate, in which case the Company’s assets and liabilities would need to be recognized at their liquidation values. These financial statements do not include any adjustment due to this going concern uncertainty.

2.

Significant accounting policies:

The Company prepares its financial statements in accordance with generally accepted accounting principles in Canada and, except as set out in Note 15, also complies, in all material respects, with accounting principles generally accepted in the United States. The financial statements reflect the following significant accounting policies:

(a)

Basis of consolidation:

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Briyante Software Corp. (“Briyante”), since the date of its acquisition on November 25, 2003.  All material inter-company accounts and transactions have been eliminated.

(b)

Cash equivalents:

The Company considers all highly liquid investments with a term to maturity of three-months or less when purchased to be cash equivalents. Investments having a term in excess of three-months but less than one year are classified as short-term investments.

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

2.

Significant accounting policies cont’d:

(d)

Intangible assets:

Intangible assets acquired either individually or with a group of other assets are initially recognized and measured at cost.  The cost of a group of intangible assets acquired in a transaction, including those acquired in a business combination that meet the specified criteria for recognition apart from goodwill, is allocated to the individual assets acquired based on their relative fair values.  The cost of internally developed intangible assets includes direct development costs and overhead directly attributable to development activity.  The cost incurred to enhance the service potential of an intangible asset is capitalized as betterment.  Costs incurred in the maintenance of the service potential of an intangible asset are expensed as incurred.

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

When a software product requires significant production, modification or customization, the Company generally accounts for the arrangement using the percentage-of-completion method of contract accounting. Progress to completion is measured by the proportion that activities completed are to the activities required under each arrangement. When the current estimate on a contract indicates a loss, a provision for the entire loss on the contract is made. In circumstances where amounts recognized as revenue under such arrangements exceeds the amount invoiced, the difference is recorded as accrued revenue receivable.

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

Prior to January 1, 2003, the Company followed the settlement method of accounting for employee stock options.  The fair value method was used for non-employee grants made in the year ended December 31, 2002 and the settlement method for grants made prior to that date. Had compensation expense associated with employee stock options awarded prior to January 1, 2003 been determined in accordance with the fair value method, the Company’s net loss and net loss per share for the three-month periods ended March 31, 2005 and 2004, would have been adjusted to the pro forma amounts indicated below:

	Three-months ended March 31,
	2005	2004

Net loss – as reported	$(1,454,190)	(1,581,801)
Net loss – pro forma	(1,454,190)	(2,549,167)

Net loss per share – as reported	$(0.06)	(0.14)
Net loss per share – pro forma	(0.06)	(0.23)

The pro forma amounts exclude the effect of stock options granted prior to January 1, 2002. The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model using the following average inputs: volatility – 114%, risk free interest rate – 5%, option term – 5 years, and dividend yield – nil.

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

4.

Equipment:

Accumulated

Net book

At March 31, 2005

Cost

amortization

value

Computer hardware

$

449,843

$

327,896

$

121,947

Furniture and fixtures

136,161

74,429

61,732

Software

142,945

127,191

15,754

Telephone Equipment

6,761

1,824

4,937

Tradeshow Equipment

64,897

47,084

17,813

Leasehold Improvements

734

734

0

$

801,341

$

579,158

$

222,183

Accumulated

Net book

At December 31, 2004

Cost

amortization

value

Computer hardware

$

412,691

$

308,506

$

104,185

Furniture and fixtures

134,886

68,500

66,386

Software

134,871

122,199

12,672

Telephone Equipment

6,761

1,485

5,276

Tradeshow Equipment

64,897

44,792

20,105

Leasehold Improvements

734

734

0

$

754,840

$

546,216

$

208,624

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

6.

Intellectual property:

Accumulated

Net book

At March 31, 2005

Cost

amortization

value

Intellectual property

$

3,972,552

$

1,752,638

$

2,219,914

Accumulated

Net book

At December 31, 2004

Cost

amortization

value

Intellectual property

$

3,972,552

$

1,421,592

$

2,550,960

7.

Other assets:

Accumulated

Net book

At March 31, 2005

Cost

amortization

value

Patents

$

78,227

$

54,324

$

23,903

License

236,396

201,886

34,510

$

314,623

$

256,210

$

58,413

Accumulated

Net book

At December 31, 2004

Cost

amortization

value

Patents

$

78,227

$

47,806

$

30,421

License

236,395

190,382

46,013

$

314,622

$

238,188

$

76,434

8.

Capital lease obligations:

2005

2004

2005, including buy-out options

$

29,889

$     34,836

2006, including buy-out options

24,016

14,784

2007, including buy-out options

24,162

14,931

2008, including buy-out options

4,379

-

82,446

64,551

Implicit interest portion

(16,950)

(11,549)

65,496

53,002

Current portion of capital lease obligations

26,014

28,089

Long-term portion of capital lease obligations

$

39,482

$

24,913

9.

Share capital:

(a)

Authorized:

100,000,000 common shares without par value

50,000,000 preferred shares without par value, non-voting, issuable in one or more series

(b)

Issued

Number

of shares

Amount

Balance, December 31, 2003

8,845,157

$

21,528,421

Issued during year for cash:

Private Placement

7,938,208

2,782,289

Special Warrants exercised

1,169,741

907,985

Issued in settlement of accounts payable

2,654,675

1,019,562

Issued for acquisition of intellectual property

187,500

75,000

Share issuance costs

--

(82,337)

Balance, December 31, 2004

20,795,281

26,230,920

Issued during year for cash:

Private Placement

2,857,785

1,000,225

Share issuance costs

--

(72,771)

Balance, March 31, 2005

23,653,066

$

27,158,374

9.

Share capital cont’d:

 (c)

Special warrants:

During October and November 2003, the Company sold a total of 9,796,087 special warrants (the “Special Warrants”) at $0.1725 per Special Warrant in a series of four tranches.  Cash proceeds of $899,075 less commissions of $39,757 were received for the sale of 5,212,029 Special Warrants and 4,584,058 Special Warrants were issued in settlement of $790,750 in debt.  Each Special Warrant is exercisable, for no additional consideration, into units consisting of 0.2222 common shares and 0.2222 share purchase warrants, with the exception of 1,002,899 Special Warrants issued to insiders of the Company.  The units issued to insiders of the Company are exercisable into 0.2222 common shares with no share purchase warrant.  Each whole warrant entitles the holder for two years from the date of issue of the Special Warrants to acquire one additional common share at an exercise price of $1.04 per share in the first year and $1.14 per share in the second year.  The Special Warrants are convertible at the holders’ option at any time for an eighteen month period and will convert automatically at the end of the eighteen months.  The Company will not be required to meet any conditions prior to conversion.  Finder’s fees of $39,758 cash and 38,641 in broker’s warrants exercisable at $1.04 per share were paid.  The brokers’ warrants are exercisable until October 30, 2004 and have been recorded at the fair value as at the date of issue of $7,327 as a reduction in the proceeds of the Special Warrants and an increase in contributed surplus.  As at March 31, 2005, 1,169,741 units have been issued on conversion of the Special Warrants which resulted in the issuance of 1,169,741 common shares and 1,169,741 share purchase warrants.

 (d)

Warrants:

At December 31, 2004, and March 31, 2005, the following warrants were outstanding:

                  December 31,                                                                          March 31,            Exercise

                                 2004            Granted        Exercised       Expired             2005                 price                       Expiry date

670,929

-

-

-

670,929

$0.64

November 20, 2005

64,412

-

-

64,412

$1.14

September 30, 2005

            128,824                      -                  -                   -            128,824               $1.14                      October 10, 2005

976,522

-

-

-

976,522

$1.14

October 31, 2005

4,007,875

-

-

-

4,007,875

$0.50

April 28, 2005

or at $0.75

April 28, 2006

226,584

-

-

-

226,584

$0.50

April 29, 2005

or at $0.75

April 29, 2006

166,700

-

-

-

166,700

$0.53

May 20, 2005

or at $0.75

May 20, 2006

187,500

-

-

-

187,500

$0.40

November 29, 2005

or at $0.50

November 29, 2006

3,930,333

-

-

-

3,930,333

$0.40

November 30, 2005

or at $0.50

November 30, 2006

946,166

-

-

-

946,166

$0.45

December 31, 2005

or at $0.55

December 31, 2006

2,857,785

-

-

2,857,785

$0.45

January 11, 2006

or at $0.55

January 11, 2007

11,305,845

2,857,785

-

-

14,163,630

9.

Share capital cont’d:

 (e)

Options:

The Company has a stock option plan that was approved at the Company’s annual general meeting of shareholders on June 18, 2004.  Under the terms of the plan the Company may reserve up to 3,347,690 common shares for issuance under the plan.  The Company has granted stock options to certain employees, directors, advisors, and consultants.  These options are granted for services provided to the Company.  All options granted prior to November 25, 2003, expire five years from the date of grant with the exception of 22,222 options issued during 2002 to a consultant that expire two years from the date of grant.  All options granted subsequent to November 25, 2003, expire 3 years from the date of the grant.  All options vest one-third on the date of the grant, one-third on the first anniversary of the date of the grant and one-third on the second anniversary of the date of the grant.  On November 25, 2003, all stock options along with the Company’s outstanding shares were consolidated on a 1 new option for 4.5 old basis. During the period ended December 31, 2004 all options outstanding as at December 31, 2003 were repriced to $0.78. For options that were granted prior to the adoption of the fair value based method, the fair value of the award was remeasured at the date of modification, and the full amount of the fair value was recorded as the compensation cost to the extent that vesting has occurred at December 31, 2004.

For options issued in 2003 and previously accounted for under the fair value method, modification accounting is applied.  Under modification accounting the Company recorded additional expense equal to the difference between the fair value of the original award on the date of the reprising, and the fair value of the modified award also on the date of the reprising.

A summary of the status of the Company’s stock options at March 31, 2005, and December 31, 2004 (giving retroactive effect to the share consolidation), and changes during the periods ended on those dates are presented below:

March 31, 2005

December 31, 2004

Weighted average

Weighted average

Shares

exercise price

Shares

exercise price

Outstanding, beginning of period

3,092,334

$ 0.61

770,294

$ 5.26

Repriced to $0.78

-

-

(4.48)

Granted

106,332

0.37

2,690,925

0.58

Exercised

-

-

-

-

Cancelled

(47,332)

0.78

(368,885)

0.78

Outstanding, end of period

3,151,354

$ 0.60

3,092,334

$ 0.61

9.

Share capital cont’d:

The following table summarizes information about stock options outstanding at March 31, 2005:

Options outstanding

Options exercisable

Number

Number

outstanding

Weighted

Weighted

exercisable,

Weighted

March 31,

remaining

average

March 31,

average

                Exercise price

2005

contractual life

exercise price

2005

exercise price

$0.33

105,000

2.71

$0.33

35,000

$0.33

$0.34

40,000

2.61

$0.34

13,334

$0.34

$0.35

13,000

2.71

$0.35

4,334

$0.35

$0.36

53,332

2.87

$0.36

17,778

$0.36

$0.38

5,000

2.79

$0.38

1,667

$0.38

$0.39

5,000

2.80

$0.39

1,667

$0.39

$0.40

1,175,555

2.40

$0.40

391,826

$0.40

$0.41

18,000

2.23

$0.41

6,000

$0.41

$0.45

15,000

2.17

$0.45

5,000

$0.45

$0.55

10,000

2.10

$0.55

3,333

$0.55

$0.66

155,555

1.93

$0.66

102,597

$0.66

$0.78

1,555,892

1.76

$0.78

1,168,318

$0.78

3,151,334

2.08

$0.60

1,750,854

$0.67

The weighted average fair value of employee stock options granted during the period ended March 31, 2005 was $0.37 (2004: $0.62) per share purchase option. The weighted average fair value of employee stock options repriced during the period ended March 31, 2005 was $Nil (2004: $0.52) per share purchase option as at the date of the reprice. The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model using the following average inputs:  volatility - 56%; risk free interest rate - 5%; option term - 3 years; and dividend yield - nil.  The total compensation expense of $102,592 has been allocated to the expense account associated with each individual employee expense and credited to contributed surplus.

10.

Related party transactions not disclosed elsewhere are as follows:

At March 31, 2005, accounts payable and accrued liabilities included $340,802 (at December 31, 2004 - $284,759) owed by the Company to directors and officers and companies controlled by directors and officers of the Company.  These amounts are unsecured, non-interest bearing and payable on demand.  At March 31, 2005, accounts payable and accrued liabilities included $302,400 (at December 31, 2004 - $300,500) owed by the Company to companies formerly related by virtue of having a director or officer in common with the Company.

11.

Commitments:

The Company is committed to the following operating lease payments over the next four years:

Year

Equipment

Building

Total

2005

$

22,212

$

107,369

$

129,581

2006

17,670

248,885

266,555

2007

21,353

202,900

224,253

2008

4,261

202,900

207,161

$

65,496

$

762,054

$

827,550

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

iii.

The Company agreed to pay OSI a management fee of US$250,000 on or before March 20, 2004.

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

Substantially all revenue is derived from sales to customers located in Canada, the United States, the United Kingdom and Saudi Arabia.  Geographic information is as follows:

2005

2004

Canada

$

23,906

$

34,015

United States

289,575

74,481

United Kingdom

10,237

80,247

Saudi Arabia

-

91,411

Other

910

5,901

$

324,628

$

286,055

Substantially all of the Company’s fixed assets are in Canada.

Major customers, representing 10% or more of total revenue are:

2005

2004

Customer A

$

175,120

$

-

Customer B

49,812

72,777

Customer C

1,383

91,411

14.

Subsequent events:

Subsequent to March 31, 2005:

The Company entered into a sales contract to provide software licenses totaling US$365,000, which have been delivered, and services with a total amount of up to US$415,500.

The Company entered into an agreement to complete a private placement of up to $1.7 million, consisting of 4,250,000 units priced at $0.40 per unit.  Each unit will consist of one common share and one half of one common share purchase warrant. Each whole common share purchase warrant will allow the holder for one year, from the date of issue of the units to purchase one additional common share at $0.55. This private placement remains subject to regulatory approval.

15.

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

(a)

Stock-based compensation:

As described in note 8, the Company has granted stock options to certain employees, directors, advisors, and consultants.  These options are granted for services provided to the Company.  For options issued subsequent to December 31, 2001, the Company amortizes the expense of all options issued to non-employees based on the Black-Scholes model under Canadian GAAP.  For U.S. GAAP purposes, an enterprise recognizes or, at its option, discloses the impact of the fair value of stock options and other forms of stock-based compensation in the determination of income.  The Company has elected under U.S. GAAP to continue to measure compensation cost for stock options granted to employees prior to January 1, 2003 by the intrinsic value method.  Options granted to non employees prior to January 1, 2002, are required to be measured and recognized at their fair value as the services are provided and the options are earned.  In addition, during the year ended December 31, 2001 and 2002, the Company repriced certain options and consequently, in accordance with the intrinsic value method under U.S. GAAP, such options are accounted for as variable options and net increases in the underlying common shares market price since the repricing date are recognized as compensation cost until the options are exercised, expire or forfeited.

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

15.

United States generally accepted accounting principles cont’d:

The effect of these accounting differences on deficit, net loss, loss per share and future income taxes under United States accounting principles are as follows:

March 31            March, 31

       2005                   2004

Deficit, Canadian GAAP

$

(28,113,013)

$

(22,782,687)

Cumulative stock-based compensation (a)

(1,380,198)

(1,358,323)

Beneficial conversion options (b)

(208,200)

(208,200)

Warrants issued for services (c)

(722,000)

(722,000)

Deficit, U.S. GAAP

$

(30,423,411)

$

(25,071,210)

Loss for the period, Canadian GAAP

$

(1,454,190)

$

(1,581,801)

Stock-based compensation

-

(13,125)

Loss for the period, U.S. GAAP

$

(1,454,190)

$

(1,594,926)

Loss per share, U.S. GAAP – basic and diluted

$

(0.06)

$              (0.14)

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

When software is sold under contractual arrangements that include post-contract customer support (“PCS”), the elements are accounted for separately if vendor specific objective evidence (“VSOE”) of fair value exists for all undelivered elements. VSOE is identified by reference to renewal arrangements for similar levels of support covering comparable periods. If such evidence does not exist, revenue on the completed arrangement is deferred until the earlier of (a) VSOE being established or (b) all of the undelivered elements are delivered or performed, with the following exceptions: if the only undelivered element is PCS, the entire fee is recognized ratably over the PCS period, and if the only undelivered element is service, the entire fee is recognized as the services are performed.

The Company provides for estimated returns and warranty costs, which to date have been nominal, on recognition of revenue.

(ii)

Support and services revenue:

Contract support and services revenue is deferred and is amortized to revenue ratably over the period that the support and services are provided.

Intangible Assets:

Intangible assets acquired either individually or with a group of other assets are initially recognized and measured at cost. The cost of a group of intangible assets acquired in a transaction, including those acquired in a business combination that meet the specified criteria for recognition apart from goodwill, is allocated to the individual assets acquired based on their relative fair values. The cost of internally developed intangible assets includes direct development costs and overhead directly attributable to development activity. The cost incurred to enhance the service potential of an intangible asset is capitalized as betterment. Costs incurred in the maintenance of the service potential of an intangible asset are expensed as incurred.

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

Use of estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported or disclosed in the financial statements. Actual amounts may differ from these estimates. Areas for significant estimate include but are not limited to valuation of accounts receivable; amortization periods for equipment, intellectual property and other assets; valuation of intellectual property; fair value inputs for calculation of stock-based compensation; and the valuation allowance of future income tax assets.

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

Results of Operations for the three-months ended March 31, 2005 compared to March 31, 2004:

Revenues

Imagis’ total revenues increased 13% to $324,628 for the three-month period ended March 31, 2005 over the prior year’s revenue of $286,055. Revenues from the Company’s software products increased 21% to $231,358 this year compared to $190,861 for 2004.

As at May 7, 2005, Imagis has received orders totalling $2,300,000 that have not been recorded in revenue as at March 31, 2005. As a result, Imagis expects that revenues will increase in subsequent quarters of 2005 when compared to those of 2004 and will continue to increase as the Company’s current and newly developed products and solutions continue to gain increasing customer acceptance. There can be no assurance however that such revenue will materialize or if such revenue does materialize that it will be significant.

Support and services revenues remained static at $92,304 for the period ended March 31, 2005 compared to $93,088 in 2004. Other revenues were primarily earned through interest revenue and fluctuate with the Company’s cash balances.

Operating Costs

Operating expenses totalled $1,778,818 for the three-month period ended March 31, 2005, which is 5% lower than the 2004 operating expenses of $1,867,856. The 2004 expenses include stock-based compensation of $102,592 due to Imagis’ employee stock option plan and $382,009 in amortization, which includes $322,713 in amortization costs for the intellectual property acquired in the Briyante acquisition. Excluding these non-cash charges the 2005 operating expenses total $1,294,217. The 2004 expenses include stock-based compensation of $714,930 and amortization of $387,472. Excluding these non-cash charges the operating expenses for 2004 were $765,454. The increase of $528,763 between 2005 and 2004 represents a 69% increase in operating expenses over the prior year. The increased costs over the prior period are due to hiring additional staff in all departments to increase sales, continue product development, and meet the increased demand for Imagis’ products and services.  Any further increases will only occur if required in order to meet increasing sales demand.

Administration

Administrative costs for the three-month period ended March 31, 2005 were $446,331, which is 52% less than for 2004 of $934,484. These costs include a stock-based compensation charge of $68,382 in 2005 and $714,930 in 2004. Excluding these charges, the administrative costs were $377,949 in 2004 versus $219,554 in 2004, which represents a 72% increase. This increase was due to increased staffing, legal and filing costs.  Administrative costs include staff salaries and related benefits and travel, stock-based compensation, consulting and professional fees, facility and support costs, shareholder, regulatory, investor relations and general office operating costs.

Interest and Amortization

The interest expense for the three-month period ended March 31, 2005 of $4,562, which is 60% less than for 2004 of $11,382, is primarily due to interest charged on various supplier accounts. The amortization expense of $382,009 for 2005 is consistent with 2004 of $387,472 and is primarily due to amortization of the acquisition of the intellectual property of Briyante.

Sales and Marketing

Sales and marketing expenses for the three-month period ended March 31, 2005 were $429,676 which is 115% greater than in 2004 of $199,842. These costs include a stock-based compensation charge of $18,373 in 2005. Excluding this charge, the sales and marketing costs were $411,303 in 2005, which represents a 106% increase over 2004. Imagis significantly increased the size of its sales and marketing team in the latter half of 2004. There was also a significant increase in travel expenses associated with the increased staffing levels.

Technology Development

The technology development expenses for the three-month period ended March 31, 2005 were $375,381 which is 43% greater then the 2004 cost of $262,684. These costs include a stock-based compensation charge of $11,128 in 2005. Excluding this charge, the technology development costs were $364,253 in 2005, which represents a 39% increase over 2004. This increase was primarily due to hiring additional staff and the associated costs required to maintain our enhancement of existing products and new product development. Management expects that the increased revenues achieved as a result of the sale of products will more than offset the increased costs. Management believes that continuing to invest in technology advancements is crucial to the future success of Imagis.

Technical Services

Costs for the technical services group for the three-month period ended March 31, 2005 were $140,859, which is 96% greater than the comparable 2004 costs of $71,992. These costs include a stock-based compensation charge of $4,709 in 2005. Excluding this charge, the technology development costs were $136,150 in 2005, which represents an 89% increase over 2004. The increase is due to the hiring of staff and associated costs to meet the installation and support requirements for the sales orders described above.

The technical services group generally assists the Company’s strategic partners in their installation of Imagis’ products and also provides clients with any technical support they may require under annual support contracts, and includes primarily costs for salaries, facilities and travel.

Net Loss for the Period

Overall, the Company incurred a net loss for the three-month period ended March 31, 2005 of $1,454,190 or $0.06 per share, which is 8% lower than the net loss of $1,581,801 or $0.14 per share. The Company has received significant sales orders during the final quarter of 2004 and the first quarter of 2005; however, installation did not commence until 2005 and the revenue will not be recognised until the second and third quarter of 2005.

The Company's current net loss on a monthly basis is $485,000.  Management believes that providing EBITDA information may be helpful to investors with respect to the Company's results of operations, because it excludes certain non-cash amortization amounts that the Company has incurred primarily as a result of its acquisition of certain intellectual property of Briyante that prevents an accurate period-to-period comparison.  When excluding such amortization expenses, the Company's current rate of loss on an EBITDA basis is $357,000 per month.

In the Company's most recent Form 10-KSB, management stated that it believed that the Company would be able to achieve break-even operations on an EBITDA basis during the second and third quarters of 2005.  Due to the timing of the completion of existing contracts and its effect upon the recognition of revenue, management is revising this estimate.  After excluding the Company's quarterly amortization expenses of $382,000 primarily associated with the Briyante acquisition, management believes that it will achieve break-even operations on an EBITDA basis during the third and fourth quarters of 2005.

Summary of Quarterly Results

	Q1-2005	Q4-2004	Q3 – 2004	Q2 - 2004	Q1 - 2004	Q4 - 2003	Q3 - 2003	Q2 - 2003

Total Revenue	$324,628	327,016	102,814	317,085	286,055	263,793	496,612	317,829
Loss	(1,454,190)	(1,270,180)	(1,346,203)	(1,259,753)	(1,581,801)	(959,283)	(694,042)	(620,431)
Net loss per share	(0.06)	(0.08)	(0.09)	(0.09)	(0.14)	(0.15)	(0.15)	(0.13)

The Company’s changes in its net losses per quarter fluctuate according to the volume of sales. As the Company currently has a small number of customers generating the majority of its revenues, there is no consistency from one quarter to the next and past quarterly performance is not considered to be indicative of future results. The Company had significantly reduced its operating expenses during the period from Q3 2002 through Q3 2003, which also has a large impact on the comparative loss figures. In the latter part of 2004 and Q1 2005 the Company has hired additional staff to meet the demands of the sales orders described above, causing a significant increase in expense levels. The Company is not aware of any significant seasonality affecting its sales.

Liquidity and Capital Resources

The Company’s cash on hand at the beginning of the three-month period ended March 31, 2005 aggregated $123,148. During the period, the Company received additional net funds of $927,454 from a private placement that closed in January, less $140,000 received prior to January 1, 2005.

The Company used these funds primarily to finance its operating loss for the period. The impact on cash of the loss of $1,454,190, after adjustment for non-cash items and changes to other working capital accounts in the period, resulted in a negative cash flow from operations of $790,125. The Company also repaid capital leases of $10,416 and purchased capital assets of $23,589, overall the Company’s cash position decreased by $36,676 to $68,760 at March 31, 2005.

In January 2005, the Company completed a private placement consisting of 2,857,785 units at $0.35 per unit. Each unit consisted of one common share and one common share purchase warrant.  Each warrant entitles the holder to acquire one additional common share at an exercise price of $0.45 until January 11, 2006 or at $0.55 from January 12, 2006 until January 11, 2007. The common shares and warrants were subject to a four month hold period that expired on May 10, 2005. Finders’ fees of $72,771 in cash were paid on a portion of the private placement conducted outside the United States. The total net proceeds to Imagis were $927,454.

The Company experienced unexpected delays in concluding certain contract negotiations; consequently completion of the associated software installations were delayed. As a result of this delayed collection of revenues, management decided to seek additional financing in order to maintain its current level of operations.

On April 4, 2005, the Company announced that it had entered into an agreement to complete a proposed combination brokered and non-brokered private placement (“the Offering”) of up to $1,700,000 at $0.40 per unit. Each unit will consist of one common share and one half of one common share purchase warrant.  Each whole warrant will entitle the holder for one year from the date of issuance of the units to acquire one additional common share at an exercise price of $0.55. The private placement remains subject to regulatory approval.  There can be no assurance that regulatory approval will be granted or that any funds will be raised in the proposed offering.

The consideration paid to the agent for the proposed brokered portion of the offering will be:

a)

a cash commission of 7.5% of the gross proceeds of the offering;

b)

brokers’ warrants entitling the holder to purchase up to such number of common shares as is equal to 10% of the total number of units sold through such offering, with each warrant exercisable for a period of one year for one common share at the price of the units;

c)

a corporate finance fee of 60,000 units, subject to a one year hold period; and

d)

a work fee of $5,000 cash plus reasonable expenses.

During the final quarter of 2004, the Company was awarded a contract with PRIME Corp. of British Columbia, Canada to deploy the Imagis flagship InForce Arrest and Booking (InForce AB) software as an integrated component of the province-wide Police Records Information Management Environment (PRIME-BC). This contract will result in revenues to the Company in excess of $800,000; the Company has received $389,000 as at March 31, 2005 which is recorded in Deferred Revenue, revenues from this contract will be recorded in the second and third quarters of 2005.

In April 2005, the Company signed a US$780,500 contract with King County of Washington to supply a major expansion of the highly successful RAIN (Regional Automated Information Network) project for the County’s law enforcement agencies. This project will expand RAIN’s capabilities and benefits to over 3000 officers across 23 independent police jurisdictions responsible for protecting over 1.7 million citizens. The revenues from this contract will be recognized during the second and third quarters of 2005.

The Company also has received other orders with certain agencies in the United States that total an additional approximately $500,000, the amounts due under these contracts are expected to be received by the Company in the second and third quarters of 2005.

If the Company raises the full amount of the proposed offering, the Company believes it will have cash sufficient to fund its operations through September 30, 2005.  Further, the Company believes the orders described above if completed will generate cash sufficient in combination with the full amount of the gross proceeds of the proposed offering to fund its operations through December 31, 2005.  If certain of the contracts are not completed, the proposed offering is not fully subscribed, or no further sales are received the Company may need to raise additional funds through private placements of its securities or seek other forms of financing. There can be no assurance that such financing will be available to the Company on terms acceptable to it, if at all.  If the Company’s operations are substantially curtailed, it may have difficulty fulfilling its current and future contract obligations.

Contractual Obligations

The Company is committed to the following operating lease payments over the next three years:

Year

Equipment

Building

Total

2005

$

22,212

$

107,369

$

129,581

2006

17,670

248,885

266,555

2007

21,353

202,900

224,253

$

61,235

$

559,154

$

620,389

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

Off-Balance Sheet Arrangements

At March 31, 2005 the Company did not have any off-balance sheet arrangements.

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

During the quarter ended March 31, 2005, there was no significant change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

Except as disclosed below, the Company is not a party to any legal proceedings as of the date of this report; the adverse outcome of which in management’s opinion, individually or in the aggregate, would have a material effect on the Company’s result of operations or financial position.

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

iii.

The Company agreed to pay OSI a management fee of US$250,000 on or before March 20, 2004.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

The information required by this Item 5 was previously reported by the Company in a Form 8-K filed on January 18, 2005.

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

Date: May 10, 2005

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

Date: May 10, 2005

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

Date: May 10, 2005

/s/ Roy Trivett

Roy Trivett

Chief Executive Officer

(Principal Executive Officer)

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. § 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Imagis Technologies Inc. (the “Company”) on Form 10-QSB for the period ended March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the “Report), I, Wayne Smith, Chief Operating Officer and Vice-President Finance of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Wayne Smith Wayne Smith Chief Operating Officer and Vice-President Finance (Principal Financial and Accounting Officer) May 10, 2005

Exhibit 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. § 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Imagis Technologies Inc. (the “Company”) on Form 10-QSB for the period ended March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the “Report), I, Roy Trivett, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Roy Trivett Roy Trivett Chief Executive Officer (Principal Executive Officer) May 10, 2005

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

Limited Operating History; History of Losses

The Company commenced operations in March 1998 and, therefore, has only a limited operating history upon which an evaluation of its business and prospects can be based. The Company and its predecessors incurred net losses of $5,457,937 and $4,058,857 in the years ended December 31, 2004 and December 31, 2003, respectively and $1,454,190 for the three-months ended March 31, 2005.  The Company has never been profitable and there can be no assurance that, in the future, the Company will be profitable on a quarterly or annual basis.

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

Need for Additional Financing

On April 4, 2005, the Company announced that it entered into an agreement to complete a combination proposed brokered and non-brokered private placement of up to $1.7 million in units priced at $0.40 per unit.  Each unit will consist of one common share and one half of one common share purchase warrant.  Each whole warrant will allow the holder for one year, from the date of issue of the units to purchase one additional common share at $0.55. This private placement remains subject to regulatory approval.  There can be no assurance however, that regulatory approval will be granted or that the Company will raise any funds through the proposed offering.  The Company currently has cash sufficient to fund its operations until September 30, 2005.  Further, the Company believes it has also received orders that if completed will generate cash sufficient in combination with the full amount of the gross proceeds of the proposed offering to fund its operations through December 31, 2005. If certain of the contracts are not completed, the proposed offering is not full subscribed or no further sales are received, the Company will be required to seek additional financing to fund its operations.  There is no assurance that the Company will be able to secure financing or that such financing will be obtained on terms favourable to the Company.  Failure to obtain adequate financing if necessary could result in significant delays in development of new products and a substantial curtailment of Imagis’ operations.

Potential Fluctuations in Quarterly Financial Results

The Company’s financial results may vary from quarter-to-quarter based on factors such as the timing of significant orders and contract completions.  The Company’s revenues are not predictable with any significant degree of certainty and future revenues may differ from historical patterns. If customers cancel or delay orders, it can have a material adverse impact on the Company’s revenues and results of operations from quarter-to-quarter. Because the Company’s results of operations may fluctuate from quarter-to-quarter, you should not assume that you could predict results of operations in future periods based on results of operations in past periods.

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

The loss of the services of any of the Company’s senior management or other key employees or the inability to attract and retain the necessary technical, sales and managerial personnel could have a material adverse effect upon its business, financial condition, operating results and cash flows. With the exception of one key software developer, the Company does not currently maintain “key man” insurance for any senior management or other key employees.

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

Additionally, with respect to most sales, the Company supplies products and services to a customer through a third-party supplier acting as a project manager or systems integrator. In such circumstances, the Company has a sub-contract to supply its products and services to the customer through the prime contractor. In these circumstances, the Company is at risk that situations may arise outside of its control that could lead to a delay, cost over-run or cancellation of the prime contract which could also result in a delay, cost over-run or cancellation of the Company’s sub-contract. The failure of a third-party supplier to supply its products and services or perform its contractual obligations to the customer in a timely manner could have a material adverse effect on the Company’s financial condition, results of operations and cash flows

Competition

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

Imagis UK Partnership

On July 31, 2004, the Company entered into an agreement with Centrom Limited (“Centrom”) of the United Kingdom to form a jointly owned subsidiary company Imagis Technologies UK Limited (“Imagis UK”). Imagis UK, a subsidiary of Centrom Limited, will be the exclusive distributor of Imagis’ software products in the UK and a non-exclusive distributor on a world-wide basis. Imagis owns a 25% interest in Imagis UK in consideration of the grant of UK exclusivity, and Centrom has committed to provide £500,000 (approximately $1.25 million) over the next two years to support the initial start-up costs of Imagis UK in consideration of a 75% ownership. Centrom’s commitment will be met through a combination of cash and services, with the services portion to be provided at Centrom’s cost without any mark-up. Included in the £500,000 commitment is a non-refundable advance licensing payment of £60,000 (approximately $150,000) which has been paid, representing an initial sales commitment by Imagis UK of approximately $250,000.

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

Certain Shareholders May Exercise Control over Matters Voted Upon by the Company's Shareholders

Certain of the Company’s officers, directors and entities affiliated with the Company together beneficially owned a significant portion of the Company’s outstanding common shares as of March 31, 2005. While these shareholders do not hold a majority of the Company’s outstanding common shares, they will be able to exercise significant influence over matters requiring shareholder approval, including the election of directors and the approval of mergers, consolidations and sales of the Company’s assets. This may prevent or discourage tender offers for the Company’s common shares.

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

Exhibit 99.2

BC FORM 51-102F1

QUARTERLY REPORT

ISSUER DETAILS:

Name of Issuer	IMAGIS TECHNOLOGIES INC.
For Quarter Ended	March 31, 2005
Date of Report	May 10, 2005
Issuer Address	1630 – 1075 West Georgia Street Vancouver, British Columbia V6E 3C9
Issuer Fax Number	(604) 684-9314
Issuer Telephone Number	(604) 684-2449
Contact Name	Wayne Smith
Contact Position	Vice President Finance
Contact Telephone Number	(604) 684-2449
Contact Email Address	wayne.smith@imagistechnologies.com
Web Site Address	www.imagistechnologies.com

CERTIFICATE

THE THREE SCHEDULES REQUIRED TO COMPLETE THIS REPORT ARE ATTACHED AND THE DISCLOSURE CONTAINED THEREIN HAS BEEN APPROVED BY THE BOARD OF DIRECTORS.  A COPY OF THIS REPORT WILL BE PROVIDED TO ANY SHAREHOLDER WHO REQUESTS IT.

Clyde Farnsworth Name of Director	/s/Clyde Farnsworth Sign (typed)	05/05/10 Date Signed (YY/MM/DD)

Roy Trivett Name of Director	/s/ Roy Trivett Sign (typed)	05/05/10 Date Signed (YY/MM/DD)

Supplementary Information to the Financial Statements

Management’s Discussion and Analysis

As at May 10, 2005

Forward-looking information

Except for statements of historical fact, certain information contained herein constitutes “forward-looking statements,” within Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  In some cases, you can identify the forward-looking statements by Imagis Technologies Inc.’s (“Imagis” or the “Company”) use of the words such as “may,” “will,” “should,” “could,” “expect,” “plan,” “estimate,” “predict,” “potential,” “continue,” “believe,” “anticipate,” “intend,” “expect,” or the negative or other variations of these words, or other comparable words or phrases.  Forward-looking statements in this report include, but are not limited to, the Company’s expectation that revenues will increase during 2005 when compared to those of 2004 and that such revenues will continue to increase and newly developed products and solutions continue to gain increasing customer acceptance; the Company’s ability to fund its operations in the future; the Company’s expectations regarding its dispute with OSI Systems Inc. (“OSI”) and new contracts to be entered into the near future; the Company’s future operating expense levels; the Company’s ability to achieve break-even operations on an EBITDA-basis during the third and fourth quarters of 2005.

Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results or achievements of the Company to be materially different from any future results or achievements of the Company expressed or implied by such forward-looking statements.  Such factors include, but are not limited to the following: the Company’s limited operating history; the Company’s need for additional financing; the Company’s history of losses; the Company’s dependence on a small number of customers; risks involving new product development; competition; the Company’s dependence on key personnel; risks involving lengthy sales cycles; dependence on marketing relationships; the Company’s ability to protect its intellectual property rights; risks associated with exchange rate fluctuations; risks of software defects; risks associated with product liability; risks associated with the Imagis UK partnership, the Company’s dispute with OSI risks associated with the strategic alliance with Sanyo Semiconductor Company (“Sanyo”) and Intacta Technologies Inc. (“Intacta”) related to Zixsys, Inc. (“Zixsys”); the potential additional disclosure requirements for trades involving the issued common shares; the difficulty of enforcing civil liabilities against the Company or its directors or officers under United States federal securities laws; the volatility of the Company’s share price; risks associated with certain shareholders’ exercising control over certain matters; and the other risks and uncertainties described in Exhibit 99.1 to this Quarterly Report.

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

When software is sold under contractual arrangements that include post-contract customer support (“PCS”), the elements are accounted for separately if vendor specific objective evidence (“VSOE”) of fair value exists for all undelivered elements. VSOE is identified by reference to renewal arrangements for similar levels of support covering comparable periods. If such evidence does not exist, revenue on the completed arrangement is deferred until the earlier of (a) VSOE being established or (b) all of the undelivered elements are delivered or performed, with the following exceptions: if the only undelivered element is PCS, the entire fee is recognized ratably over the PCS period, and if the only undelivered element is service, the entire fee is recognized as the services are performed.

The Company provides for estimated returns and warranty costs, which to date have been nominal, on recognition of revenue.

(iv)

Support and services revenue:

Contract support and services revenue is deferred and is amortized to revenue ratably over the period that the support and services are provided.

Intangible Assets:

Intangible assets acquired either individually or with a group of other assets are initially recognized and measured at cost. The cost of a group of intangible assets acquired in a transaction, including those acquired in a business combination that meet the specified criteria for recognition apart from goodwill, is allocated to the individual assets acquired based on their relative fair values. The cost of internally developed intangible assets includes direct development costs and overhead directly attributable to development activity. The cost incurred to enhance the service potential of an intangible asset is capitalized as betterment. Costs incurred in the maintenance of the service potential of an intangible asset are expensed as incurred.

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

Use of estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported or disclosed in the financial statements. Actual amounts may differ from these estimates. Areas for significant estimate include but are not limited to valuation of accounts receivable; amortization periods for equipment, intellectual property and other assets; valuation of intellectual property; fair value inputs for calculation of stock-based compensation; and the valuation allowance of future income tax assets.

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

Results of Operations for the three-months ended March 31, 2005 compared to March 31, 2004:

Revenues

Imagis’ total revenues increased 13% to $324,628 for the three-month period ended March 31, 2005 over the prior year’s revenue of $286,055. Revenues from the Company’s software products increased 21% to $231,358 this year compared to $190,861 for 2004.

As at May 7, 2005, Imagis has received orders totalling $2,300,000 that have not been recorded in revenue as at March 31, 2005. As a result, Imagis expects that revenues will increase in subsequent quarters of 2005 when compared to those of 2004 and will continue to increase as the Company’s current and newly developed products and solutions continue to gain increasing customer acceptance. There can be no assurance however that such revenue will materialize or if such revenue does materialize that it will be significant.

Support and services revenues remained static at $92,304 for the period ended March 31, 2005 compared to $93,088 in 2004. Other revenues were primarily earned through interest revenue and fluctuate with the Company’s cash balances.

Operating Costs

Operating expenses totalled $1,778,818 for the three-month period ended March 31, 2005, which is 5% lower than the 2004 operating expenses of $1,867,856. The 2004 expenses include stock-based compensation of $102,592 due to Imagis’ employee stock option plan and $382,009 in amortization, which includes $322,713 in amortization costs for the intellectual property acquired in the Briyante acquisition. Excluding these non-cash charges the 2005 operating expenses total $1,294,217. The 2004 expenses include stock-based compensation of $714,930 and amortization of $387,472. Excluding these non-cash charges the operating expenses for 2004 were $765,454. The increase of $528,763 between 2005 and 2004 represents a 69% increase in operating expenses over the prior year. The increased costs over the prior period are due to hiring additional staff in all departments to increase sales, continue product development, and meet the increased demand for Imagis’ products and services.  Any further increases will only occur if required in order to meet increasing sales demand.

Administration

Administrative costs for the three-month period ended March 31, 2005 were $446,331, which is 52% less than for 2004 of $934,484. These costs include a stock-based compensation charge of $68,382 in 2005 and $714,930 in 2004. Excluding these charges, the administrative costs were $377,949 in 2004 versus $219,554 in 2004, which represents a 72% increase. This increase was due to increased staffing, legal and filing costs.  Administrative costs include staff salaries and related benefits and travel, stock-based compensation, consulting and professional fees, facility and support costs, shareholder, regulatory, investor relations and general office operating costs.

Interest and Amortization

The interest expense for the three-month period ended March 31, 2005 of $4,562, which is 60% less than for 2004 of $11,382, is primarily due to interest charged on various supplier accounts. The amortization expense of $382,009 for 2005 is consistent with 2004 of $387,472 and is primarily due to amortization of the acquisition of the intellectual property of Briyante.

Sales and Marketing

Sales and marketing expenses for the three-month period ended March 31, 2005 were $429,676 which is 115% greater than in 2004 of $199,842. These costs include a stock-based compensation charge of $18,373 in 2005. Excluding this charge, the sales and marketing costs were $411,303 in 2005, which represents a 106% increase over 2004. Imagis significantly increased the size of its sales and marketing team in the latter half of 2004. There was also a significant increase in travel expenses associated with the increased staffing levels.

Technology Development

The technology development expenses for the three-month period ended March 31, 2005 were $375,381 which is 43% greater then the 2004 cost of $262,684. These costs include a stock-based compensation charge of $11,128 in 2005. Excluding this charge, the technology development costs were $364,253 in 2005, which represents a 39% increase over 2004. This increase was primarily due to hiring additional staff and the associated costs required to maintain our enhancement of existing products and new product development. Management expects that the increased revenues achieved as a result of the sale of products will more than offset the increased costs. Management believes that continuing to invest in technology advancements is crucial to the future success of Imagis.

Technical Services

Costs for the technical services group for the three-month period ended March 31, 2005 were $140,859, which is 96% greater than the comparable 2004 costs of $71,992. These costs include a stock-based compensation charge of $4,709 in 2005. Excluding this charge, the technology development costs were $136,150 in 2005, which represents an 89% increase over 2004. The increase is due to the hiring of staff and associated costs to meet the installation and support requirements for the sales orders described above.

The technical services group generally assists the Company’s strategic partners in their installation of Imagis’ products and also provides clients with any technical support they may require under annual support contracts, and includes primarily costs for salaries, facilities and travel.

Net Loss for the Period

Overall, the Company incurred a net loss for the three-month period ended March 31, 2005 of $1,454,190 or $0.06 per share, which is 8% lower than the net loss of $1,581,801 or $0.14 per share. The Company has received significant sales orders during the final quarter of 2004 and the first quarter of 2005; however, installation did not commence until 2005 and the revenue will not be recognised until the second and third quarter of 2005.

The Company's current net loss on a monthly basis is $485,000.  Management believes that providing EBITDA information may be helpful to investors with respect to the Company's results of operations, because it excludes certain non-cash amortization amounts that the Company has incurred primarily as a result of its acquisition of certain intellectual property of Briyante that prevents an accurate period-to-period comparison.  When excluding such amortization expenses, the Company's current rate of loss on an EBITDA basis is $357,000 per month.

In the Company's most recent Form 10-KSB, management stated that it believed that the Company would be able to achieve break-even operations on an EBITDA basis during the second and third quarters of 2005.  Due to the timing of the completion of existing contracts and its effect upon the recognition of revenue, management is revising this estimate.  After excluding the Company's quarterly amortization expenses of $382,000 primarily associated with the Briyante acquisition, management believes that it will achieve break-even operations on an EBITDA basis during the third and fourth quarters of 2005.

Summary of Quarterly Results

	Q1-2005	Q4-2004	Q3 – 2004	Q2 - 2004	Q1 - 2004	Q4 - 2003	Q3 - 2003	Q2 - 2003

Total Revenue	$324,628	327,016	102,814	317,085	286,055	263,793	496,612	317,829
Loss	(1,454,190)	(1,270,180)	(1,346,203)	(1,259,753)	(1,581,801)	(959,283)	(694,042)	(620,431)
Net loss per share	(0.06)	(0.08)	(0.09)	(0.09)	(0.14)	(0.15)	(0.15)	(0.13)

The Company’s changes in its net losses per quarter fluctuate according to the volume of sales. As the Company currently has a small number of customers generating the majority of its revenues, there is no consistency from one quarter to the next and past quarterly performance is not considered to be indicative of future results. The Company had significantly reduced its operating expenses during the period from Q3 2002 through Q3 2003, which also has a large impact on the comparative loss figures. In the latter part of 2004 and Q1 2005 the Company has hired additional staff to meet the demands of the sales orders described above, causing a significant increase in expense levels. The Company is not aware of any significant seasonality affecting its sales.

Liquidity and Capital Resources

The Company’s cash on hand at the beginning of the three-month period ended March 31, 2005 aggregated $123,148. During the period, the Company received additional net funds of $927,454 from a private placement that closed in January, less $140,000 received prior to January 1, 2005.

The Company used these funds primarily to finance its operating loss for the period. The impact on cash of the loss of $1,454,190, after adjustment for non-cash items and changes to other working capital accounts in the period, resulted in a negative cash flow from operations of $790,125. The Company also repaid capital leases of $10,416 and purchased capital assets of $23,589, overall the Company’s cash position decreased by $36,676 to $68,760 at March 31, 2005.

In January 2005, the Company completed a private placement consisting of 2,857,785 units at $0.35 per unit. Each unit consisted of one common share and one common share purchase warrant.  Each warrant entitles the holder to acquire one additional common share at an exercise price of $0.45 until January 11, 2006 or at $0.55 from January 12, 2006 until January 11, 2007. The common shares and warrants were subject to a four month hold period that expired on May 10, 2005. Finders’ fees of $72,771 in cash were paid on a portion of the private placement conducted outside the United States. The total net proceeds to Imagis were $927,454.

The Company experienced unexpected delays in concluding certain contract negotiations; consequently completion of the associated software installations were delayed. As a result of this delayed collection of revenues, management decided to seek additional financing in order to maintain its current level of operations.

On April 4, 2005, the Company announced that it had entered into an agreement to complete a proposed combination brokered and non-brokered private placement (“the Offering”) of up to $1,700,000 at $0.40 per unit. Each unit will consist of one common share and one half of one common share purchase warrant.  Each whole warrant will entitle the holder for one year from the date of issuance of the units to acquire one additional common share at an exercise price of $0.55. The private placement remains subject to regulatory approval.  There can be no assurance that regulatory approval will be granted or that any funds will be raised in the proposed offering.

The consideration paid to the agent for the proposed brokered portion of the offering will be:

a)

a cash commission of 7.5% of the gross proceeds of the offering;

b)

brokers’ warrants entitling the holder to purchase up to such number of common shares as is equal to 10% of the total number of units sold through such offering, with each warrant exercisable for a period of one year for one common share at the price of the units;

c)

a corporate finance fee of 60,000 units, subject to a one year hold period; and

d)

a work fee of $5,000 cash plus reasonable expenses.

During the final quarter of 2004, the Company was awarded a contract with PRIME Corp. of British Columbia, Canada to deploy the Imagis flagship InForce Arrest and Booking (InForce AB) software as an integrated component of the province-wide Police Records Information Management Environment (PRIME-BC). This contract will result in revenues to the Company in excess of $800,000; the Company has received $389,000 as at March 31, 2005 which is recorded in Deferred Revenue, revenues from this contract will be recorded in the second and third quarters of 2005.

In April 2005, the Company signed a US$780,500 contract with King County of Washington to supply a major expansion of the highly successful RAIN (Regional Automated Information Network) project for the County’s law enforcement agencies. This project will expand RAIN’s capabilities and benefits to over 3000 officers across 23 independent police jurisdictions responsible for protecting over 1.7 million citizens. The revenues from this contract will be recognized during the second and third quarters of 2005.

The Company also has received other orders with certain agencies in the United States that total an additional approximately $500,000, the amounts due under these contracts are expected to be received by the Company in the second and third quarters of 2005.

If the Company raises the full amount of the proposed offering, the Company believes it will have cash sufficient to fund its operations through September 30, 2005.  Further, the Company believes the orders described above if completed will generate cash sufficient in combination with the full amount of the gross proceeds of the proposed offering to fund its operations through December 31, 2005.  If certain of the contracts are not completed, the proposed offering is not fully subscribed, or no further sales are received the Company may need to raise additional funds through private placements of its securities or seek other forms of financing. There can be no assurance that such financing will be available to the Company on terms acceptable to it, if at all.  If the Company’s operations are substantially curtailed, it may have difficulty fulfilling its current and future contract obligations.

Contractual Obligations

The Company is committed to the following operating lease payments over the next three years:

Year

Equipment

Building

Total

2005

$

22,212

$

107,369

$

129,581

2006

17,670

248,885

266,555

2007

21,353

202,900

224,253

$

61,235

$

559,154

$

620,389

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

Off-Balance Sheet Arrangements

At March 31, 2005 the Company did not have any off-balance sheet arrangements.

Transactions with Related Parties

At March 31, 2005, accounts payable and accrued liabilities included $340,802 (at December 31, 2004 - $284,759) owed by the Company to directors and officers and companies controlled by directors and officers of the Company.  These amounts are unsecured, non-interest bearing and payable on demand.  At March 31, 2005, accounts payable and accrued liabilities included $302,400 (at December 31, 2004 - $300,500) owed by the Company to companies formerly related by virtue of having a director or officer in common with the Company.

Other Management Discussion & Analysis Requirements

i.

Additional information relating to the Company, including the Company’s Annual Information Form, is on available on SEDAR at www.sedar.com.

ii.

Share Capital at May 10, 2005

(a)

Authorized:

100,000,000 common shares without par value

50,000,000 preferred shares without par value, non-voting, issuable in one or more series

ii.

Share Capital cont’d

(b)

Issued

Number

of shares

Amount

Balance, December 31, 2003

8,845,157

$

21,528,421

Issued during year for cash:

Private Placement

7,938,208

2,782,289

Special Warrants exercised

1,169,741

907,985

Issued in settlement of accounts payable

2,654,675

1,019,562

Issued for acquisition of intellectual property

187,500

75,000

Share issuance costs

--

(82,337)

Balance, December 31, 2004

20,795,281

26,230,920

Issued during year for cash:

Private Placement

2,857,785

1,000,225

Special Warrants exercised

1,007,151

781,801

Warrants exercised

125,000

62,500

Share issuance costs

--

(72,771)

Balance, May 10, 2005

24,785,217

$

28,002,675

(c)

Special warrants:

During October and November 2003, the Company sold a total of 9,796,087 special warrants (the “Special Warrants”) at $0.1725 per Special Warrant in a series of four tranches.  Cash proceeds of $899,075 less commissions of $39,757 were received for the sale of 5,212,029 Special Warrants and 4,584,058 Special Warrants were issued in settlement of $790,750 in debt.  Each Special Warrant is exercisable, for no additional consideration, into units consisting of 0.2222 common shares and 0.2222 share purchase warrants, with the exception of 1,002,899 Special Warrants issued to insiders of the Company.  The units issued to insiders of the Company are exercisable into 0.2222 common shares with no share purchase warrant.  Each whole warrant entitles the holder for two years from the date of issue of the Special Warrants to acquire one additional common share at an exercise price of $1.04 per share in the first year and $1.14 per share in the second year.  The Special Warrants are convertible at the holders’ option at any time for an eighteen month period and will convert automatically at the end of the eighteen months.  The Company will not be required to meet any conditions prior to conversion.  Finder’s fees of $39,758 cash and 38,641 in broker’s warrants exercisable at $1.04 per share were paid.  The brokers’ warrants are exercisable until October 30, 2004 and have been recorded at the fair value as at the date of issue of $7,327 as a reduction in the proceeds of the Special Warrants and an increase in contributed surplus.  As at May 10, 2005, 2,176,892 units have been issued on conversion of the Special Warrants which resulted in the issuance of 2,176,892 common shares and 1,954,025 share purchase warrants.

ii.

Share Capital cont’d

 (d)

Warrants:

At December 31, 2004, and May 10, 2005, the following warrants were outstanding:

                    December 31,                                                                        May 10,              Exercise

                                  2004           Granted        Exercised      Expired           2005               price                            Expiry date

670,929

-

-

-

670,929

$0.64

November 20, 2005

64,412

-

-

64,412

$1.14

September 30, 2005

            128,824                      -                  -                   -             128,824              $1.14                      October 10, 2005

976,522

-

-

-

976,522

$1.14

October 31, 2005

4,007,875

-

-

-

4,007,875

$0.50

April 28, 2005

or at $0.75

April 28, 2006

226,584

-

-

-

226,584

$0.50

April 29, 2005

or at $0.75

April 29, 2006

166,700

-

-

-

166,700

$0.53

May 20, 2005

or at $0.75

May 20, 2006

187,500

-

-

-

187,500

$0.40

November 29, 2005

or at $0.50

November 29, 2006

3,930,333

-

-

-

3,930,333

$0.40

November 30, 2005

or at $0.50

November 30, 2006

946,166

-

-

-

946,166

$0.45

December 31, 2005

or at $0.55

December 31, 2006

397,811

-

-

397,811

$1.14

October 31, 2005

2,857,785

-

-

2,857,785

$0.45

January 11, 2006

or at $0.55

January 11, 2007

11,305,845

3,255,596

-

-

14,561,441

(e)

Options:

The Company has a stock option plan that was approved at the Company’s annual general meeting of shareholders on June 18, 2004.  Under the terms of the plan the Company may reserve up to 3,347,690 common shares for issuance under the plan.  The Company has granted stock options to certain employees, directors, advisors, and consultants.  These options are granted for services provided to the Company.  All options granted prior to November 25, 2003, expire five years from the date of grant with the exception of 22,222 options issued during 2002 to a consultant that expire two years from the date of grant.  All options granted subsequent to November 25, 2003, expire 3 years from the date of the grant.  All options vest one-third on the date of the grant, one-third on the first anniversary of the date of the grant and one-third on the second anniversary of the date of the grant.  On November 25, 2003, all stock options along with the Company’s outstanding shares were consolidated on a 1 new option for 4.5 old basis. During the period ended December 31, 2004 all options outstanding as at December 31, 2003 were repriced to $0.78. For options that were granted prior to the adoption of the fair value based method, the fair value of the award was remeasured at the date of modification, and the full amount of the fair value was recorded as the compensation cost to the extent that vesting has occurred at December 31, 2004.

For options issued in 2003 and previously accounted for under the fair value method, modification accounting is applied.  Under modification accounting the Company recorded additional expense equal to the difference between the fair value of the original award on the date of the reprising, and the fair value of the modified award also on the date of the reprising.

ii.

Share Capital cont’d

A summary of the status of the Company’s stock options at May 10, 2005, and December 31, 2004 (giving retroactive effect to the share consolidation), and changes during the periods ended on those dates are presented below:

May 10, 2005

December 31, 2004

Weighted average

Weighted average

Shares

exercise price

Shares

exercise price

Outstanding, beginning of period

3,092,334

$ 0.61

770,294

$ 5.26

Repriced to $0.78

-

-

(4.48)

Granted

206,332

0.38

2,690,925

0.58

Exercised

-

-

-

-

Cancelled

(47,332)

0.78

(368,885)

0.78

Outstanding, end of period

3,251,354

$ 0.59

3,092,334

$ 0.61

The following table summarizes information about stock options outstanding at May 10, 2005:

Options outstanding

Options exercisable

Number

Number

outstanding

Weighted

Weighted

exercisable,

Weighted

May 10,

remaining

average

March 31,

average

Exercise price

2005

contractual life

exercise price

2005

exercise price

$0.33

105,000

2.71

$0.33

35,000

$0.33

$0.34

40,000

2.61

$0.34

13,334

$0.34

$0.35

13,000

2.71

$0.35

4,334

$0.35

$0.36

53,332

2.87

$0.36

17,778

$0.36

$0.38

5,000

2.79

$0.38

1,667

$0.38

$0.39

105,000

2.80

$0.39

1,667

$0.39

$0.40

1,175,555

2.40

$0.40

391,826

$0.40

$0.41

18,000

2.23

$0.41

6,000

$0.41

$0.45

15,000

2.17

$0.45

5,000

$0.45

$0.55

10,000

2.10

$0.55

3,333

$0.55

$0.66

155,555

1.93

$0.66

102,597

$0.66

$0.78

1,555,892

1.76

$0.78

1,168,318

$0.78

3,251,334

2.08

$0.59

1,750,854

$0.67

The weighted average fair value of employee stock options granted during the period ended May 10, 2005 was $0.38 (2004: $0.62) per share purchase option. The weighted average fair value of employee stock options repriced during the period ended March 31, 2005 was $Nil (2004: $0.52) per share purchase option as at the date of the reprice. The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model using the following average inputs:  volatility - 56%; risk free interest rate - 5%; option term - 3 years; and dividend yield - nil.  The total compensation expense of $102,592 has been allocated to the expense account associated with each individual employee expense and credited to contributed surplus.

