Form 10QSB
period 2005-06-30
Visiphor CORP
filed 2005-08-11
CIK 1088393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_______________

FORM 10-QSB

_______________

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

OR

[   ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file Number: 000-30090

_______________

VISIPHOR CORPORATION

 (Exact name of small business issuer as specified in its charter)

_______________

Canada (State or other jurisdiction of incorporation or organization)	Not Applicable (IRS Employer Identification No.)

Suite 1100 – 4710 Kingsway
Burnaby, British Columbia
(Address of principal executive offices)

(604) 684-2449
(Issuer's telephone number)

_______________

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [x]   No [  ]

As of August 8, 2005, 29,537,112 common shares of the Issuer were issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [  ]  No[x]

VISIPHOR CORPORATION

FORM 10-QSB

For the Quarterly Period Ended June 30, 2005

NOTE REGARDING FORWARD-LOOKING STATEMENTS

Except for statements of historical fact, certain information contained herein constitutes “forward-looking statements,” within Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  In some cases, you can identify the forward-looking statements by Visiphor Corporation’s (“Visiphor” or the “Company”) use of the words such as “may,” “will,” “should,” “could,” “expect,” “plan,” “estimate,” “predict,” “potential,” “continue,” “believe,” “anticipate,” “intend,” “expect,” or the negative or other variations of these words, or other comparable words or phrases.  Forward-looking statements in this report include, but are not limited to, the Company’s expectation that revenues will increase during 2005 when compared to those of 2004 and that such revenues will continue to increase and newly developed products and solutions continue to gain increasing customer acceptance; management’s belief that increased revenues achieved as a result of the sale of products will more than offset increased technology development costs; the Company’s ability to fund its operations in the future; the Company’s expectations regarding its dispute with OSI Systems Inc. (“OSI”) and new contracts to be entered into the near future; the Company’s future operating expense levels; the Company’s ability to achieve break-even operations on an operating cash flow basis during the fourth quarter of 2005.

Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results or achievements of the Company to be materially different from any future results or achievements of the Company expressed or implied by such forward-looking statements.  Such factors include, but are not limited to the following: the Company’s limited operating history; the Company’s need for additional financing; the Company’s history of losses; the Company’s dependence on a small number of customers; risks involving new product development; competition; the Company’s dependence on key personnel; risks involving lengthy sales cycles; dependence on marketing relationships; the Company’s ability to protect its intellectual property rights; risks associated with exchange rate fluctuations; risks of software defects; risks associated with product liability; risks associated with the Imagis UK partnership; the Company’s dispute with OSI; risks associated with the strategic alliance with Sanyo Semiconductor Company (“Sanyo”) and Intacta Technologies Inc. (“Intacta”) related to Zixsys, Inc. (“Zixsys”); the potential additional disclosure requirements for trades involving the issued common shares; the difficulty of enforcing civil liabilities against the Company or its directors or officers under United States federal securities laws; the volatility of the Company’s share price; risks associated with certain shareholders’ exercising control over certain matters; and the other risks and uncertainties described in Exhibit 99.1 to this Quarterly Report.

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

PART 1 – FINANCIAL INFORMATION

Item 1.   Financial Statements

The Company’s financial statements for the three and six-month periods ended June 30, 2005 are included in response to Item 1 and have been compiled by the Company’s management.  The financial statements should be read in conjunction with Management’s Discussion and Analysis or Plan of Operations (Part 1, Item 2) and other financial information included elsewhere in this Form 10-QSB.

VISIPHOR CORPORATION (formerly IMAGIS TECHNOLOGIES INC.) BALANCE SHEETS AS AT JUNE 30, 2005 AND DECEMBER 31, 2004 (expressed in Canadian dollars)
	June 30, 2005 (Unaudited)	December 31, 2004
ASSETS
Current assets
Cash and cash equivalents	$717,043	$ 123,148
Accounts receivable	863,238	358,300
Accrued revenue receivable	59,522	27,000
Prepaid expenses and deposits	193,070	97,869
	1,832,873	606,317
Equipment (note 4)	381,126	208,624
Investment (note 5)	1	-
Intellectual property (note 6)	1,888,867	2,550,960
Other assets (note 7)	23,997	76,434
	$4,126,864	$ 3,442,335
LIABILITIES AND SHAREHOLDERS’ DEFICIENCY
Current liabilities
Accounts payable and accrued liabilities	$1,181,086	$ 1,120,978
Deferred revenue	671,578	159,764
Capital lease obligations	34,499	28,089
	1,887,163	1,308,831
Long-term liabilities
Capital lease obligations	65,590	24,913
Shareholders' deficiency
Share capital (note 9)	29,713,819	26,230,920
Special warrants (note 9)	-	748,092
Share Subscription (note 9)	-	140,000
Contributed surplus	2,135,596	1,648,402
Deficit	(29,675,304)	(26,658,823)
	2,174,111	2,108,591
	$4,126,864	$ 3,442,335

See accompanying notes to financial statements.

VISIPHOR CORPORATION

(formerly IMAGIS TECHNOLOGIES INC.)
STATEMENTS OF OPERATIONS AND DEFICIT
FOR THE THREE AND SIX- MONTHS ENDED MARCH 31, 2005 AND 2004
(expressed in Canadian dollars)

(Unaudited – Prepared by Management)

	Three-months ended June 30,		Six-months ended June 30,
	2005	2004	2005	2004

Revenues:
Software sales	$733,726	$211,079	$965,084	$401,940
Support and services	185,465	101,920	277,769	195,008
Other	1,429	4,086	2,395	6,192
	920,620	317,085	1,245,248	603,140

Expenses:
Administration	792,812	576,308	1,239,143	1,510,792
Amortization	412,731	388,460	794,740	775,932
Interest	7,006	10,114	11,568	21,496
Sales and marketing	426,790	276,167	856,466	476,009
Professional Services	260,301	-	260,301
Technology development	447,964	253,440	823,345	516,124
Technical services	135,309	72,349	276,168	144,341
	2,482,912	1,576,838	4,261,730	3,444,694

Loss for the period	(1,562,291)	(1,259,753)	(3,016,481)	(2,841,554)

Deficit, beginning of period	(28,113,013)	(22,782,687)	(26,658,823)	(21,200,886)

Deficit, end of period	$(29,675,304)	$(24,042,440)	$(29,675,304)	$(24,042,440)

Loss per share – basic and diluted	$(0.06)	$(0.09)	$(0.12)	$(0.25)

Weighted average number of shares outstanding	26,262,638	13,905,718	24,839,367	11,585,708

See accompanying notes to financial statements.

VISIPHOR CORPORATION

(formerly IMAGIS TECHNOLOGIES INC.)
STATEMENTS OF CASH FLOWS
FOR THE THREE AND SIX-MONTHS ENDED JUNE 30, 2005 AND 2004
(expressed in Canadian dollars)

(Unaudited – Prepared by Management)

	Three-months ended June 30,		Six-months ended June 30,
	2005	2004	2005	2004
Cash provided by (used in):

Operations:
Loss for the period	$(1,562,291)	$(1,259,753)	$(3,016,481)	$(2,841,554)
Items not involving cash:
Amortization	412,731	388,460	794,740	775,932
Stock-based compensation	391,667	68,054	494,261	782,984
Gain on settlement of accounts payable	-		-	(27,287)
Changes in non-cash operating working capital:
Accounts receivable	(294,822)	(92,710)	(504,938)	43,373
Accrued revenue receivable	74,950	-	(32,523)	-
Prepaid expenses	(121,877)	1,567	(95,201)	11,091
Accounts payable and accrued liabilities	113,034	(159,978)	60,109	(189,737)
Deferred revenue	(11,489)	9,809	511,814	10,119
	(998,097)	(1,044,551)	(1,788,221)	(1,435,079)
Investments:
Purchase of equipment	(163,186)	(10,770)	(186,776)	(10,770)

Financing:
Issuance of common shares for cash	1,929,263	1,243,150	2,789,488	1,603,150
Share subscriptions received	-	-	-	-
Share issue costs	(128,975)	(54,000)	(201,746)	(69,000)
Capital lease repayments	(8,434)	(6,035)	(18,850)	(11,788)
	1,791,854	1,183,115	2,568,892	1,522,362

Increase (decrease) in cash	630,571	127,794	593,895	(76,513)
Cash and cash equivalents, beginning of period	86,472	34,946	123,148	86,227
Cash and cash equivalents, end of period	$717,043	$162,740	$717,043	$162,740

VISIPHOR CORPORATION

(formerly IMAGIS TECHNOLOGIES INC.)
STATEMENTS OF CASH FLOWS (continued)
FOR THE THREE AND SIX-MONTHS ENDED JUNE 30, 2005 AND 2004
(expressed in Canadian dollars)

(Unaudited – Prepared by Management)

	Three-months ended June 30,		Six-months ended June 30,
	2005	2004	2005	2004

Supplementary information and disclosures:
Issuance of common shares on conversion of special warrants	$781,801	$51,789	$781,801	$898,024
Issuance of common shares for settlement of debt	-	688,404	-	688,404
Finders fee recorded on issuance of common shares on conversion of special warrants	33,709	13,337	33,709	13,337
Issuance of warrants as financing costs	51,548	-	51,548	-
Issuance of common shares as financing costs	24,000	-	24,000	-
Equipment acquired under capital lease	43,027	-	65,937	-
Interest paid	7,006	10,114	11,568	21,496

See accompanying notes to financial statements.

1.

Operations:

Imagis Technologies Inc. (the “Company”) was incorporated under the Company Act (British Columbia) on March 23, 1998. On July 6, 2005 the Company changed its name to Visiphor Corporation and continued under the Canada Business Corporation Act. The Company operates in a single segment, being the development and sale of software applications and solutions.

These financial statements have been prepared on a going concern basis which includes the assumption that the Company will be able to realize its assets and settle its liabilities in the normal course of business.  At June 30, 2005, the Company had incurred a loss from operations of $3,016,481 and a deficiency in operating cash flow of $1,788,221. In addition, the Company has incurred significant operating losses and net utilization of cash in operations in all prior periods. At June 30, 2005, the Company has a working capital deficiency of $54,290. Accordingly, the Company will require continued financial support from its shareholders and creditors until it is able to generate sufficient cash flow from operations on a sustained basis. Failure to obtain ongoing support of its shareholders and creditors may make the going concern basis of accounting inappropriate, in which case the Company’s assets and liabilities would need to be recognized at their liquidation values. These financial statements do not include any adjustment due to this going concern uncertainty.

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

(i)

Stock-based compensation:

The Company has a stock-based compensation plan, which is described in note 9.  Subsequent to January 1, 2003, the Company accounts for all stock-based payments to employees and non-employees using the fair value based method.  Under the fair value based method, stock-based payments are measured at the fair value of the equity instruments issued.

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

Prior to January 1, 2003, the Company followed the settlement method of accounting for employee stock options.  The fair value method was used for non-employee grants made in the year ended December 31, 2002 and the settlement method for grants made prior to that date. Had compensation expense associated with employee stock options awarded prior to January 1, 2003 been determined in accordance with the fair value method, the Company’s net loss and net loss per share for the six-month periods ended June 30, 2005 and 2004, would have been adjusted to the pro forma amounts indicated below:

	Six-months ended June 30,
	2005	2004

Net loss – as reported	$(3,016,481)	(2,841,554)
Net loss – pro forma	$(3,016,481)	(3,868,320)

Net loss per share – as reported	$(0.12)	(0.25)
Net loss per share – pro forma	$(0.12)	(0.34)

The pro forma amounts exclude the effect of stock options granted prior to January 1, 2002. The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model using the following average inputs: volatility – 62%, risk free interest rate – 5%, option term – 5 years, and dividend yield – nil.

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

3.

Change in accounting for stock-based compensation:

Prior to January 1, 2003, the Company applied the fair value based method of accounting prescribed by CICA Handbook Section 3870, “Stock-based Compensation and Other Stock-based Payments”; only to non-employee awards made on or after January 1, 2002 and to employee stock appreciation rights, and applied the settlement method of accounting to employee stock options.  Under the settlement method, any consideration paid by employees on the exercise of stock options or purchase of stock is credited to share capital and no compensation expense was recognized.

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

4.

Equipment:

Accumulated

Net book

At June 30, 2005

Cost

amortization

value

Computer hardware

$

494,523

$

357,560

$

136,963

Leasehold Improvements

135,454

-

135,454

Furniture and fixtures

158,780

80,790

77,990

Software

146,404

135,806

10,598

Telephone Equipment

6,761

2,162

4,599

Tradeshow Equipment

64,897

49,375

15,522

$

1,006,819

$

625,693

$

381,126

Accumulated

Net book

At December 31, 2004

Cost

amortization

value

Computer hardware

$

412,691

$

308,506

$

104,185

Furniture and fixtures

134,886

68,500

66,386

Software

134,871

122,199

12,672

Telephone Equipment

6,761

1,485

5,276

Tradeshow Equipment

64,897

44,792

20,105

Leasehold Improvements

734

734

-

$

754,840

$

546,216

$

208,624

5.

Investment

On July 31, 2004 the Company entered into an agreement with a United Kingdom (“UK”) Company to form a jointly owned subsidiary, Imagis Technologies UK Limited (“Imagis UK”). Imagis UK is the exclusive distributor of Visiphor’s software products in the UK and a non-exclusive distributor on a world-wide basis. The Company owns a 25% interest in Imagis UK in consideration of the grant of UK exclusivity, and the UK Company has committed to provide £500,000 (approximately $1.25 million) over the next two years to support the initial start-up costs of Imagis UK in consideration for a 75% ownership interest in Imagis UK. The Company’s initial investment in Imagis UK has been recorded at a nominal amount of $1 and the Company’s share of Imagis UK’s income will be accounted for on an equity accounted basis. Imagis UK’s operations are in the start-up phase and there has been no significant gain or loss to date.

6.

Intellectual property:

Accumulated

Net book

At June 30, 2005

Cost

amortization

value

Intellectual property

$

3,972,552

$

2,083,685

$

1,888,867

Accumulated

Net book

At December 31, 2004

Cost

amortization

value

Intellectual property

$

3,972,552

$

1,421,592

$

2,550,960

7.

Other assets:

Accumulated

Net book

At June 30, 2005

Cost

amortization

value

Patents

$

78,227

$

60,844

$

17,383

License

236,395

229,781

6,614

$

314,622

$

290,625

$

23,997

Accumulated

Net book

At December 31, 2004

Cost

amortization

value

Patents

$

78,227

$

47,806

$

30,421

License

236,395

190,382

46,013

$

314,622

$

238,188

$

76,434

8.

Capital lease obligations:

2005

2004

2005, including buy-out options

$

28,554

$     34,836

2006, including buy-out options

41,343

14,784

2007, including buy-out options

41,489

14,931

2008, including buy-out options

14,508

-

125,894

64,551

Implicit interest portion

(25,805)

(11,549)

100,089

53,002

Current portion of capital lease obligations

34,499

28,089

Long-term portion of capital lease obligations

$

65,590

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

Issued in settlement of accounts payable

2,654,675

1,019,562

Issued for acquisition of intellectual property

187,500

75,000

Share issuance costs

-

(82,337)

Balance, December 31, 2004

20,795,281

26,230,920

Issued during period for cash:

Private Placements

7,107,785

2,700,225

Options exercised

205,228

84,363

Warrants exercised

305,000

144,900

Special Warrants exercised

1,007,151

781,802

Fair value of options exercised

-

58,613

Share issuance costs

-                       (311,004)

Issuance of shares as share issuance cost                                                          60,000                             24,000

Balance, June 30, 2005

29,480,445

  $

  29,713,819

9.

Share capital cont’d:

 (c)

Special warrants:

During October and November 2003, the Company sold a total of 9,796,087 special warrants (the “Special Warrants”) at $0.1725 per Special Warrant in a series of four tranches.  Cash proceeds of $899,075 less commissions of $39,757 were received for the sale of 5,212,029 Special Warrants and 4,584,058 Special Warrants were issued in settlement of $790,750 in debt.  Each Special Warrant was exercisable, for no additional consideration, into units consisting of 0.2222 common shares and 0.2222 share purchase warrants, with the exception of 1,002,899 Special Warrants issued to insiders of the Company.  The units issued to insiders of the Company were exercisable into 0.2222 common shares with no share purchase warrant.  Each whole warrant entitled the holder for two years from the date of issue of the Special Warrants to acquire one additional common share at an exercise price of $1.04 per share in the first year and $1.14 per share in the second year.  The Special Warrants were convertible at the holders’ option at any time for an eighteen month period and converted automatically at the end of the eighteen months.  The Company was not required to meet any conditions prior to conversion.  Finder’s fees of $39,758 cash and 38,641 in broker’s warrants exercisable at $1.04 per share were paid.  The brokers’ warrants were exercisable until October 30, 2004 and have been recorded at the fair value as at the date of issue of $7,327 as a reduction in the proceeds of the Special Warrants and an increase in contributed surplus.  As at June 30, 2005, 2,176,907 units have been issued on conversion of all the Special Warrants which resulted in the issuance of 2,176,907 common shares and 2,176,907 share purchase warrants.

 (d)

Warrants:

At December 31, 2004, and June 30, 2005, the following warrants were outstanding:

						-	--
	December 31,	Issued	Exercised	Expired	June 30,	Exercise
	2004	-	-	-	2005	price	Expiry date
	64,412	-	-		64,412	$1.14	September 30, 2005
	128,824	-	-	-	128,824	$1.14	October 10, 2005
	-	386,473	-	-	386,473	$1.14	October 14, 2005
	311,079	-	-	-	311,079	$0.64	October 30, 2005
	-	397,811	-	-	397,811	$1.14	October 30, 2005
	976,522	-	-	-	976,522	$1.14	October 31, 2005
	359,850	-	-	-	359,850	$0.64	November 20, 2005
	4,007,875	-	(125,000)	-	3,882,875	$0.50	April 28, 2005
						or at $0.75	April 28, 2006
	226,584	-	-	-	226,584	$0.50	April 29, 2005
						or at $0.75	April 29, 2006
	166,700	-	(80,000)	-	86,700	$0.53	May 20, 2005
						or at $0.75	May 20, 2006
		2,505,000	-	-	2,505,000	$0.55	May 24, 2006
	187,500	-	-	-	187,500	$0.40	November 29, 2005
						or at $0.50	November 29, 2006
	3,930,333	-	(100,000)	-	3,830,333	$0.40	November 30, 2005
						or at $0.50	November 30, 2006
	946,166	-	-	-	946,166	$0.45	December 31, 2005
						or at $0.55	December 31, 2006
	-	2,857,785	-	-	2,857,785	$0.45	January 11, 2006
						or at $0.55	January 11, 2007
-	-	-	-	-	-	--	-
	11,305,845	6,147,069	(305,000)	-	17,147,914	-	-

9.

Share capital cont’d:

 (e)

Options:

The Company has a stock option plan that was approved at the Company’s annual general meeting of shareholders on June 17, 2005.  Under the terms of the plan the Company may reserve up to 5,889,756 common shares for issuance under the plan.  The Company has granted stock options to certain employees, directors, advisors, and consultants.  These options are granted for services provided to the Company.  All options granted prior to November 25, 2003; expire five years from the date of grant with the exception of 22,222 options issued during 2002 to a consultant that expired two years from the date of grant.  All options granted subsequent to November 25, 2003, expire 3 years from the date of the grant.  All options vest one-third on the date of the grant, one-third on the first anniversary of the date of the grant and one-third on the second anniversary of the date of the grant.  On November 25, 2003, all stock options along with the Company’s outstanding shares were consolidated on a 1 new option for 4.5 old basis. During the year ended December 31, 2004 all options outstanding as at December 31, 2003 were repriced to $0.78. For options that were granted prior to the adoption of the fair value based method, the fair value of the award was remeasured at the date of modification, and the full amount of the fair value was recorded as the compensation cost to the extent that vesting has occurred at December 31, 2004.

For options issued in 2003 and previously accounted for under the fair value method, modification accounting is applied.  Under modification accounting the Company recorded additional expense equal to the difference between the fair value of the original award on the date of the reprising, and the fair value of the modified award also on the date of the reprising.

A summary of the status of the Company’s stock options at June 30, 2005, and December 31, 2004 (giving retroactive effect to the share consolidation), and changes during the periods ended on those dates are presented below:

June 30, 2005                                                    December 31, 2004

Weighted average

Weighted average

Shares

exercise price

Shares

exercise price

Outstanding, beginning of period

3,092,334

$ 0.61

770,294

$ 5.26

Repriced to $0.78

-

-

(4.48)

Granted

2,503,396

0.75

2,690,925

0.58

Exercised

(205,228)

0.41

-

-

Cancelled

(107,332)

0.71

(368,885)

0.78

Outstanding, end of period

5,283,170

$ 0.68

3,092,334

$ 0.61

9.

Share capital cont’d:

The following table summarizes information about stock options outstanding at June 30, 2005:

		Options outstanding		Options exercisable

	Number			Number
	outstanding	Weighted	Weighted	exercisable,	Weighted
	June 30,	remaining	average	June 30,	average
Exercise price	2005	contractual life	exercise price	2005	exercise price

$0.33	69,999	2.46	$0.33	-	-
$0.34	33,333	2.36	$0.34	6,667	$ 0.34
$0.35	10,333	2.47	$0.35	1,667	$0.35
$0.36	44,072	2.62	$0.36	11,482	$0.36
$0.38	3,333	2.54	$0.38	-	-
$0.39	105,000	2.77	$0.39	35,000	$0.39
$0.40	1,054,369	2.15	$0.40	293,978	$0.40
$0.41	13,000	1.98	$0.41	7,000	$0.41
$0.45	5,000	1.92	$0.45	-	-
$0.50	20,000	2.80	$0.50	6,667	$0.50
$0.55	10,000	1.85	$0.55	6,667	$0.55
$0.56	21,166	2.88	$0.56	4,500	$0.56
$0.57	27,999	2.91	$0.57	-	-
$0.66	152,222	1.68	$0.66	101,486	$0.66
$0.78	1,513,780	1.51	$0.78	1,132,983	$0.78
$0.79	2,199,564	2.99	$0.79	733,201	$0.79

	5,283,170	2.33	$0.68	2,341,298	$0.72

The weighted average fair value of employee stock options granted during the period ended June 30, 2005 was $0.75 (2004: $0.76) per share purchase option. The weighted average fair value of employee stock options repriced during the period ended June 30, 2005 was $Nil (2004: $0.52) per share purchase option as at the date of the reprice. The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model using the following average inputs:  volatility - 56%; risk free interest rate - 5%; option term - 3 years; and dividend yield - nil.  The total compensation expense of $494,259 has been allocated to the expense account associated with each individual employee expense and credited to contributed surplus.

10.

Related party transactions not disclosed elsewhere are as follows:

At June 30, 2005, accounts payable and accrued liabilities included $336,395 (at December 31, 2004 - $284,759) owed by the Company to directors and officers and companies controlled by directors and officers of the Company. These amounts are unsecured, non-interest bearing and payable on demand. At June 30, 2005, accounts payable and accrued liabilities included $306,350 (at December 31, 2004 - $300,500) owed by the Company to companies formerly related by virtue of having a director or officer in common with the Company.

11.

Commitments:

The Company is committed to the following operating lease payments over the next four years:

Year                                                                                         Equipment                   Building                              Total

2005

$

28,554

$

52,365

$

80,919

2006

41,343

248,885

290,228

2007

41,489

202,900

244,389

2008

14,508

202,900

217,408

$

125,894

$

707,050

$

832,944

The lease for The Company’s head office expired on June 30, 2005 and new premises were obtained under a sublease. The terms of the sublease are for 10,938 square feet for the period of August 1, 2005 to December 30, 2009. The monthly rent is $16,908.33 with rent abatement for the first three-months and a partial payment of $4,800 for November 2005.

On July 8, 2002, the Company entered into the following agreements with OSI:

i.

Product Development and Marketing Agreement. Under this agreement, the Company formed a strategic alliance with OSI to develop mutually agreed integrated airport and transportation security products The Company agreed to commit a minimum of  $250,000 to develop these products and operate this group.

ii.

Software Developer Services Agreement. Under this agreement, the Company agreed to engage the services of software engineers and equipment in OSI’s software development facility in Hyderabad, India. The Company agreed to pay to OSI a minimum of  $250,000 during the term of the agreement, which expires on June 30, 2003, provided that if the aggregate amount paid to OSI on such date was less than  $250,000, the agreement can be extended for six-months.

iii.

Joint Venture Letter of Intent. Under this letter of intent, upon OSI’s establishment of a Brazilian entity to oversee marketing, sales, service and assembly and marketing of OSI’s products, in Brazil and the establishment of an office in Brazil, Visiphor would invest  $250,000 for a 20% equity ownership in that entity.

On March 20, 2003 the above agreements were amended as follows:

i.

the strategic alliance agreement to develop and market integrated airport and security products with OSI was extended to July 8, 2004. The expenditure commitment was reduced to a minimum of  $125,000 on product development and the operation of an Airport Security Group to market the products. As at December 31, 2004, the Company incurred  $48,350 in expenditures on product development.

ii.

the agreement to engage OSI to provide software development services was extended to December 31, 2004. The expenditure commitment has been reduced to a minimum of  $125,000, based on hourly rates charged at 85% of fair market value.

iii.

The Company agreed to pay OSI a management fee of  $250,000 on or before March 20, 2004.

On January 27, 2005 the Company received a Notice of Demand from OSI for $500,000 alleging that the Company was in default under the terms of these agreements. The Company believes that OSI acted in bad faith and, as a result, the Company was unable to meet the terms of these agreements. The parties have agreed to refer this matter to the American Arbitration Association for resolution. While the Company believes that it has not defaulted under the terms of these agreements, there can be no assurance that this dispute will be resolved in the Company’s favour and that the Company will not be required to pay the full or partial amount of such demand to OSI upon resolution of this dispute.

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

Canada

$

45,879

$

101,283

United States

1,175,955

100,495

United Kingdom

23,232

318,918

Saudi Arabia

-

48,729

Other

182

33,715

$

1,245,248

$

603,140

Substantially all of the Company’s fixed assets are in Canada.

Major customers, representing 10% or more of total revenue are:

                                                                                                                                             2005                              2004

Customer A

$

497,666

$

-

Customer B

273,632

-

Customer C

4,904

150,168

Customer D

-

98,142

14.

Subsequent events:

Subsequent to June 30, 2005:

Effective July 6, 2005 the Company changed its name from Imagis Technologies Inc. to Visiphor Corporation. The Company continued under the Canada Business Corporation Act and there was no change in the share capital structure of the Company. In conjunction with the official name change, the Company adopted the following new stock symbols, which came into effect at market openings:

TSX-Venture: VIS (effective July 6, 2005)

OTCBB:

 VISRF (effective July 7, 2005)

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

(a)

Stock-based compensation:

As described in note 9, the Company has granted stock options to certain employees, directors, advisors, and consultants.  These options are granted for services provided to the Company.  For options issued subsequent to December 31, 2001, the Company amortizes the expense of all options issued to non-employees based on the Black-Scholes model under Canadian GAAP.  For U.S. GAAP purposes, an enterprise recognizes or, at its option, discloses the impact of the fair value of stock options and other forms of stock-based compensation in the determination of income.  The Company has elected under U.S. GAAP to continue to measure compensation cost for stock options granted to employees prior to January 1, 2003 by the intrinsic value method.  Options granted to non employees prior to January 1, 2002, are required to be measured and recognized at their fair value as the services are provided and the options are earned.  In addition, during the year ended December 31, 2001 and 2002, the Company repriced certain options and consequently, in accordance with the intrinsic value method under U.S. GAAP, such options are accounted for as variable options and net increases in the underlying common shares market price since the repricing date are recognized as compensation cost until the options are exercised, expire or forfeited.

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

(c)

Warrant issuance for services:

During the year ended December 31, 2000, the Company issued 200,000 warrants having an exercise price of $3.50 each for services rendered.  In accordance with the Company’s accounting policies, at that time, for Canadian GAAP purposes no value has been assigned to these warrant issuances.  For U.S. GAAP purposes, the fair value of these warrants would be determined based on an option pricing model and recognized as the services are provided.

15.

United States generally accepted accounting principles cont’d:

The effect of these accounting differences on deficit, net loss, loss per share and future income taxes under United States accounting principles are as follows:

Six-months ended

June 30,                    June 30,

      2005                          2004

Deficit, Canadian GAAP

$

(29,675,304)

$

(24,042,440)

Cumulative stock-based compensation (a)

(1,380,198)

(1,371,448)

Beneficial conversion options (b)

(208,200)

(208,200)

Warrants issued for services (c)

(722,000)

(722,000)

Deficit, U.S. GAAP

$

(31,985,702)

$

(26,344,088)

Loss for the period, Canadian GAAP

$

(3,016,481)

$

(2,841,554)

Stock-based compensation

-

(26,250)

Loss for the period, U.S. GAAP

$

(3,016,481)

$

(2,867,804)

Loss per share, U.S. GAAP – basic and diluted

$

(0.12)

$                (0.25)

Item 2.  Management’s Discussion and Analysis or Plan of Operation

About Visiphor

Visiphor develops and markets software that simplifies, accelerates, and economizes the process of connecting existing, disparate databases, enhanced as appropriate with biometric facial recognition technology. The combination of these technologies enables information owners to share data securely with external stakeholders and software systems using any combination of text or imagery. This includes searching disconnected data repositories for information about an individual using only a facial image. This allows organizations to quickly create regional information sharing networks using any combination of text or imagery.

Using industry standard Web services and XML, Visiphor delivers a secure and economical approach to true, real-time application interoperability. Production deployments of the Company’s core integration technology — the Briyante Integration Environment (“BIE”) — have demonstrated remarkable reductions in the time and risk associated with implementing and supporting integrated access to physically and technologically disparate computers. The Company believes that BIE has the capability to be utilized in a variety of vertical markets such as health care, financial services, government services and telecommunications.

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

Recent world events and concerns regarding security have increased awareness of and interest in products that have law enforcement or other security applications, including certain of the products and services offered by Visiphor.  There can be no assurance, however, that such trends will continue or will result in increased sales of the Company’s products and services.

Critical Accounting Polices

Critical accounting policies are those that management believes are both most important to the portrayal of the Company’s financial conditions and results, and that require difficult, subjective, or complex judgements, often as a result of the need to make estimates about the effects of matters that involve uncertainty.

Visiphor believes the “critical” accounting policies it uses in preparation of its financial statements are as follows:

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

Results of Operations for the three-month period and six-month period ended June 30, 2005 compared to the three-month period and six-month period ended June 30, 2004:

Revenues

Visiphor’s total revenues increased 190% to $920,620 for the three-month period ended June 30, 2005 compared to $317,085 during the same period of the prior year. The year to date revenues increased 106% to $1,245,248 over the prior year level of $603,140.

Revenues from the Company’s software products rose 248% to $733,726 for the current three-month period as compared to $211,079 for 2004. Software revenues increased by 140% to $965,084 for the year over the prior year’s level of $401,940. This growth was seen in the Company’s core product lines of BIE and biometrics.

Support and services revenues were 82% greater at $185,465 for the three-month period ended June 30, 2005 than in 2004 of $101,920. Support and services revenues for the year to date increased 42% to $277,769 over the prior year level of $195,008. The support and services revenues increased as a result of additional sales of software providing increased levels of customization, installation, and support contracts.

Visiphor expects that revenues will increase in subsequent quarters of 2005 when compared to those of 2004 and will continue to increase as the Company’s current and newly developed products and solutions continue to gain increasing customer acceptance.  The Company’s deferred revenues at June 30, 2005 were $671,578, which combined with revenues to date for the year of $1,245,248 represents sales of $1,916,826 through the second quarter of this fiscal year. In addition, the Company received orders for further sales totalling approximately $1,800,000 that are not yet reflected in its financial statements, that if completed would result in total year to date sales of approximately $3,800,000. There can be no assurance however that all of the Company’s sales characterized as deferred revenue in its unaudited financial statements through the period ended June 30, 2005 will later be booked as revenue in future periods.  Further, there can be no assurance that all orders for further sales received to date till result in actual future revenues to the Company.  See “Policies” on page 23 of this quarterly report.

Other revenues for the three-month period ended June 30, 2004 were $1,429, whereas revenues of $4,086 were earned in the prior year. Other revenues declined by 61% for the year to date to $2,395 compared to $6,192 for 2004. These revenues were primarily earned through interest revenue and the sale of computer supplies.

Operating Costs

Operating expenses totalled $2,482,912 for the three-month period ended June 30, 2005, which is 56% greater than the 2004 operating expenses of $1,576,838. The 2005 expenses include stock-based compensation of $391,667 due to Visiphor’s employee stock option plan and $412,731 in amortization, which includes $322,713 in amortization costs for the intellectual property acquired in the Briyante acquisition. Excluding these non-cash charges the 2005 operating expenses total $1,678,513. The 2004 expenses include stock-based compensation of $68,054 and amortization of $388,460, which includes $322,713 in amortization costs for the intellectual property acquired in the Briyante acquisition. Excluding these items, the operating expenses for 2004 were $1,120,324. The difference of $558,189 between 2005 and 2004 represents a 50% increase in operating expenses over the prior period. The increased costs over the prior year are due to hiring additional staff in all departments to increase sales, continue product development, and meet the increased demand for Visiphor’s products and services.

Operating expenses totalled $4,261,730 for the six-month period ended June 30, 2005, which is 24% greater than the 2004 operating expenses of $3,444,694. The 2005 expenses include stock-based compensation of $494,261 due to Visiphor’s employee stock option plan and $794,740 in amortization, which includes $645,426 in amortization costs for the intellectual property acquired in the Briyante acquisition. Excluding these non-cash charges the 2005 operating expenses total $2,972,730. The 2004 expenses include stock-based compensation of $782,984 and amortization of $775,932. Excluding these items, the operating expenses for 2004 were $1,885,778.  The difference of $1,086,953 between 2005 and 2004 represents a 58% increase in operating expenses over the prior year. The increased costs over the prior period resulted from significant increases in staffing and related costs. Staff levels have increased from 35 at January 1, 2005 to 53 at June 30, 2005. The current operating expense level is approximately $5,900,000 per year and may increase if additional resources are required to meet sales demands.

Administration

Administrative costs for the three-month period ended June 30, 2005 were $792,812, which is 38% greater than for 2004 of $576,308. These costs include a stock-based compensation charge of $199,926 in 2005 and $68,054 in 2004. Excluding these charges, the administrative costs were $592,886 in 2005 versus $508,254 in 2004, which represents a 17% increase. This increase was due to the addition of staff including a shareholder relations employee and related expenses. Administrative costs include staff salaries and related benefits and travel, stock based compensation, consulting and professional fees, facility and support costs, shareholder, regulatory and shareholder relations costs.

Administrative costs for the six-months ended June 30, 2005 were $1,239,143, which is 18% less than for 2004 of $1,510,792. These costs include the stock-based compensation charge of $268,308 in 2005 and $782,984 in 2004. Excluding these charges, the administrative costs were $970,835 in 2005 versus $727,808 in 2004, which represents a 33% increase.  The current level of administrative cost is expected to remain the same for the balance of 2005.

Interest and Amortization

The interest expense for the three-month period ended June 30, 2005 of $7,006, which is 31% less than for 2004 of $10,114, is primarily due to interest charged on equipment leases and various supplier accounts. The amortization expense of $412,731 for 2005 is consistent with 2004 of $388,460 and is primarily due to amortization of the acquisition of the intellectual property of Briyante.

The decrease in interest expense of $9,928 for the six-months ended June 30, 2005 over the prior year level is primarily due to a reduction in outstanding leases. The amortization expense of $794,740 for 2005 is comparable to the 2004 expense of $775,932 and is primarily due to the acquisition of the intellectual property of Briyante.

Sales and Marketing

Sales and marketing expenses for the three-month period ended June 30, 2005 were $426,790 compared to $276,167 during the same period last year, which represents an increase of 55%. These costs include a stock-based compensation charge of $46,839 in 2005. Excluding this charge, the sales and marketing costs were $379,950 in 2005, which represents a 38% increase over 2004.

Sales and marketing expenses for the six-month period ended June 30, 2005 were $856,466 and were 80% greater than in 2004 of $476,009. These costs include a stock-based compensation charge of $65,212 in 2005. Excluding this charge, the sales and marketing costs were $791,254 in 2005, which represents a 66% increase over 2004. Visiphor significantly increased the size of its marketing team in the latter half of 2004 and in 2005.

Technology Development

The technology development expenses for the three-month period ended June 30, 2005 were $447,964 which is 77% greater than the 2004 costs of $253,440. Technology development expenses include a stock-based compensation charge of $86,133 in 2005. Excluding this the 2005 expense is $361,831 which is 43% higher than 2004.

The technology development expenses for the six-month period ended June 30, 2005 were $823,345, which is 60% higher than the 2004 costs of $516,124. The 2005 costs include a stock-based compensation charge of $97,261. Excluding this charge, the costs were $726,084 in 2005, which represents a 41% increase over 2004.  This increase was primarily due to hiring additional staff and the associated costs required to maintain our enhancement of existing products and new product development. Management expects that the increased revenues achieved as a result of the sale of products will more than offset the increased costs. Management believes that continuing to invest in technology advancements is crucial to the future success of Visiphor.

Technical Services

Costs for the technical services group for the three-month period ended June 30, 2005 were $135,309, which is 87% greater than the 2004 costs of $72,349. These costs include a stock-based compensation charge of $6,624 in 2005. Excluding this charge, the technology services costs were $128,685 in 2005, which represents a 78% increase over 2004. The increase is due to the hiring of staff and associated costs to meet the support requirements for the sales orders described above.

Costs for the technical services group for the six-month period ended June 30, 2005 were $276,168, which is 91% greater than the 2004 costs of $144,341. These costs include a stock-based compensation charge of $11,333 in 2005. Excluding this charge, the technology services costs were $264,835 in 2005, which represents a 83% increase over 2004.  The technical services group conducts quality assurance testing and provides clients with any technical support they may require under annual support contracts, and includes primarily costs for salaries, facilities and travel. Costs for future quarters will be dependent on the sales levels achieved by the Company.

Professional Services

Costs for the professional services group for the three-month period ended June 30, 2005 were $260,301. These costs include a stock-based compensation charge of $52,145. Excluding this charge, the professional services costs were $208,156. Professional services is a new department that was initiated in the second quarter of 2005 consequently there are no comparative figures. The professional services group is responsible for the installation of Visiphor’s products and training of Visiphor’s customers and business partners in the use of our products. The costs include salaries, travel and general overhead expenses. Costs for future quarters will be dependent on the sales levels achieved by the Company.

Net Loss for the Period

The Company's current net loss on a monthly basis is $500,000.  Management believes that providing cash operating expense information may be helpful to investors with respect to the Company's results of operations, because it excludes certain non-cash amortization amounts that the Company has incurred primarily as a result of its acquisition of certain intellectual property of Briyante that prevents an accurate period-to-period comparison as well as stock-based compensation that does not require cash payments.  When excluding such expenses, the Company's current rate of loss on a cash operating expense basis is $288,000 per month.

Overall, the Company incurred a net loss for the three-month period ended June 30, 2005 of $1,562,291, or $0.06 per share, which is 24% higher than the net loss incurred during the three-months ended June 30, 2004 of $1,259,753, or $0.09 per share. Adjusting the loss to take into account the non-cash expenses described above, the losses become $757,893 for 2005 and $803,239 for 2004, representing a 6% decline.

The Company incurred a net loss for the six-month period ended June 30, 2005 of $3,016,481 or $0.12 per share, which is 6% larger than the net loss incurred during the period ended June 30, 2004 of $2,841,554 or $0.25 per share. Adjusting the loss to take into account the non-cash items described above, the losses become $1,727,482 for 2005 and $1,282,638 for 2004, representing a 35% increase.

The Company has received significant sales orders during the final quarter of 2004 and the first half of 2005; however, installation of a number of these contracts did not commence until 2005 and the revenue will not be recognised until the third and fourth quarters of 2005.

In the Company's most recent Form 10-KSB, management stated that it believed that the Company would be able to achieve break-even operations on an EBITDA basis during the second and third quarters of 2005.  Due to the timing of the completion of existing contracts and its effect upon the recognition of revenue, management is revising this estimate.  After excluding the Company's quarterly amortization expenses of $413,000 primarily associated with the Briyante acquisition and any stock-based compensation expense associated with granting options, management believes that it will achieve break-even operations on a cash operating basis during the fourth quarter of 2005.

Summary of Quarterly Results

	Q2-2005	Q1-2005	Q4-2004	Q3 – 2004	Q2 - 2004	Q1 - 2004	Q4 - 2003	Q3 - 2003

Total Revenue	$920,620	324,628	327,016	102,814	317,085	286,055	263,793	496,612
Loss	(1,562,291)	(1,454,190)	(1,270,180)	(1,346,203)	(1,259,753)	(1,581,801)	(959,283)	(694,042)
Net loss per share	(0.06)	(0.06)	(0.08)	(0.09)	(0.09)	(0.14)	(0.15)	(0.15)

The Company’s changes in its net losses per quarter fluctuate according to the volume of sales. As the Company currently has a small number of customers generating the majority of its revenues, there is no consistency from one quarter to the next and past quarterly performance is not considered to be indicative of future results. The Company had significantly reduced its operating expenses during the period from Q3 2002 through Q3 2003, which also has a large impact on the comparative loss figures. In the latter part of 2004 and in 2005, the Company hired additional staff to meet the demands of the sales orders described above, causing a significant increase in expense levels. The Company is not aware of any significant seasonality affecting its sales.

Liquidity and Capital Resources

The Company’s cash on hand at the beginning of the three-month period ended June 30, 2005 aggregated $86,472. During the period, the Company received additional net funds of $1,571,024 from a private placement that closed in May. Due to an increase in the Company’s stock price, the Company also received proceeds of $84,363 from the exercise of options and $144,900 from the exercise of warrants.

The Company used these funds primarily to finance its operating loss for the period. The impact on cash of the loss of $1,562,291, after adjustment for non-cash items and changes to other working capital accounts in the period, resulted in a negative cash flow from operations of $998,097. The Company also repaid capital leases of $8,434 and purchased capital assets of $163,186, overall the Company’s cash position increased by $630,571 to $717,043 at June 30, 2005.

The Company’s cash on hand at the beginning of the six-month period ended June 30, 2005 aggregated $123,148. During the period, the Company received additional net funds of $2,358,479 from two private placements.  Due to an increase in the Company’s stock price the Company also received proceeds of $84,363 from the exercise of options and $144,900 from the exercise of warrants.

The Company used these funds primarily to finance its operating loss for the period. The impact on cash of the loss of $3,016,481, after adjustment for non-cash items and changes to other working capital accounts in the period, resulted in a negative cash flow from operations of $1,788,221. The Company also repaid capital leases of $18,850 and purchased capital assets of $186,776.  Overall, the Company’s cash position increased by $593,895 to $717,043 at June 30, 2005.

The Company experienced unexpected delays in concluding certain contract negotiations; consequently, completion of the associated software installations were delayed. As a result of this delayed collection of revenues, management decided to seek additional financing in order to maintain its current level of operations.

In January 2005, the Company completed a private placement consisting of 2,857,785 units at $0.35 per unit. Each unit consisted of one common share and one common share purchase warrant.  Each warrant entitles the holder to acquire one additional common share at an exercise price of $0.45 until January 11, 2006 or at $0.55 from January 12, 2006 until January 11, 2007. The common shares and warrants were subject to a four-month hold period that expired on May 10, 2005. Finders’ fees of $72,771 in cash were paid on a portion of the private placement conducted outside the United States. The total net proceeds to Visiphor were $927,454, including $140,000 included in share subscriptions at December 31, 2004.

In May 2005, the Company completed a private placement consisting of 4,250,000 units at $0.40 per unit. Each unit consisted of one common share and one-half of one common share purchase warrant.  Each whole warrant entitles the holder to acquire one additional common share at an exercise price of $0.55 until May 24, 2006. The common shares and warrants were subject to a four-month hold period that expired on September 24, 2005. Finders’ fees of $128,976 in cash were paid on a portion of the private placement conducted outside the United States. In connection with this private placement The Company issued 60,000 units as a corporate finance fee on the same terms as the units described above with the exception that the common shares and warrants shares are subject to a twelve-month hold period that expires on May 24, 2006. The Company also granted 350,000 brokers’ warrants exercisable at a price of $0.55 until May 24, 2006. The brokers’ warrant shares are subject to a four month hold period which expires on September 24, 2005. The total net proceeds to Visiphor were $1,571,024.

During the final quarter of 2004, the Company was awarded a contract with PRIME Corp. of British Columbia, Canada to deploy the Visiphor flagship InForce Arrest and Booking (InForce AB) software as an integrated component of the province-wide Police Records Information Management Environment (PRIME-BC). This contract will result in revenues to the Company in excess of $800,000.  The Company has received $488,251 as at June 30, 2005, which is recorded in deferred revenue, revenues from this contract will likely be recorded in the third and fourth quarters of 2005.

In April 2005, the Company signed a $780,500 contract with King County of Washington to supply an expansion of the RAIN (Regional Automated Information Network) project for the County’s law enforcement agencies. This project will expand RAIN’s capabilities and benefits to over 3000 officers across 23 independent police jurisdictions responsible for protecting over 1.7 million citizens. Revenues of $343,541 from this contract were recognized in the second quarter of 2005, the remainder will likely be recognized during the third and fourth quarters of 2005.

In June 2005, the Company signed a contract in excess of Cdn$350,000 with the Department of Homeland Security (DHS). The contract was received on behalf of the DHS Metadata Center of Excellence. The software will be used to design and deploy a metadata (data describing data) repository and a federal query information sharing capability. The Company has recognized $237,583 in revenue as at June 30, 2005, the remainder will likely be recognized during the third and fourth quarters of 2005.

The Company also has received other orders with certain agencies in the United States that total an additional approximately $1,000,000, the amounts due under these contracts are expected to be received by the Company in the third and fourth quarters of 2005.   There can be no assurance however that all of such orders will result in actual revenues to the Company.

The Company believes it has cash sufficient to fund its operations through August 31, 2005. The Company also has accounts receivable as at the date of this report of $747,000.  The Company believes that the accounts receivable combined with the orders described above if completed will generate cash sufficient to fund its operations through December 31, 2005.  If the accounts receivable are not collected, certain of the contracts are not completed, or no further sales are received the Company may need to raise additional funds through private placements of its securities or seek other forms of financing. There can be no assurance that such financing will be available to the Company on terms acceptable to it, if at all.  If the Company’s operations are substantially curtailed, it may have difficulty fulfilling its current and future contract obligations.

Contractual Obligations

The Company is committed to the following operating lease payments over the next four years:

Year                                                                                         Equipment                       Building                         Total

2005

$

28,554

$

52,365

$

80,919

2006

41,343

248,885

290,228

2007

41,489

202,900

244,389

2008

14,508

202,900

217,408

$

125,894

$

707,050

$

832,944

The lease for The Company’s head office expired on June 30, 2005 and new premises were obtained under a sublease. The terms of the sublease are for 10,938 square feet for the period of August 1, 2005 to December 30, 2009. The monthly rent is $16,908.33 with rent abatement for the first three-months and a partial payment of $4,800 for November 2005.

On January 27, 2005 the Company received a Notice of Demand from OSI for  $500,000 alleging that the Company was in default under the terms of three agreements. The Company believes that OSI acted in bad faith and, as a result, the Company was unable to meet the terms of these agreements. The parties have agreed to refer this matter to the American Arbitration Association for resolution. While the Company believes that it has not defaulted under the terms of these agreements, there can be no assurance that this dispute will be resolved in the Company’s favour and that the Company will not be required to pay the full or partial amount of such demand to OSI upon resolution of this dispute.

Off-Balance Sheet Arrangements

At June 30, 2005 the Company did not have any off-balance sheet arrangements.

Item 3.  Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Operating Officer and Vice-President, Finance, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) of the end of the period covered by this report (the “Evaluation Date”).  Based upon that evaluation, the Chief Executive Officer and Chief Operating Officer and Vice-President, Finance concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company (or its consolidated subsidiaries) required to included in the Company’s periodic filings with the SEC.

During the quarter ended June 30, 2005, there was no significant change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

Except as disclosed below, the Company is not a party to any legal proceedings as of the date of this report the adverse outcome of which in management’s opinion, individually or in the aggregate, would have a material effect on the Company’s result of operations or financial position.

On July 8, 2002, the Company entered into the following agreements with OSI:

i.

Product Development and Marketing Agreement. Under this agreement, the Company formed a strategic alliance with OSI to develop mutually agreed integrated airport and transportation security products The Company agreed to commit a minimum of USD$250,000 to develop these products and operate this group.

ii.

Software Developer Services Agreement. Under this agreement, the Company agreed to engage the services of software engineers and equipment in OSI’s software development facility in Hyderabad, India. The Company agreed to pay to OSI a minimum of USD$250,000 during the term of the agreement, which expired on June 30, 2003, provided that if the aggregate amount paid to OSI on such date was less than  USD$250,000, the agreement could be extended for six-months.

iii.

Joint Venture Letter of Intent. Under this letter of intent, upon OSI’s establishment of a Brazilian entity to oversee marketing, sales, service and assembly and marketing of OSI’s products in Brazil and the establishment of an office in Brazil, Visiphor would invest  USD$250,000 for a 20% equity ownership in that entity.

On March 20, 2003 the above agreements were amended as follows:

i.

The strategic alliance agreement to develop and market integrated airport and security products with OSI was extended to July 8, 2004. The expenditure commitment was reduced to a minimum of USD$125,000 on product development and the operation of an Airport Security Group to market the products. As at December 31, 2004, the Company incurred USD$48,350 in expenditures on product development.

ii.

The agreement to engage OSI to provide software development services was extended to December 31, 2004. The expenditure commitment has been reduced to a minimum of USD$125,000, based on hourly rates charged at 85% of fair market value.

iii.

The Company agreed to pay OSI a management fee of USD$250,000 on or before March 20, 2004.

On January 27, 2005 the Company received a Notice of Demand from OSI for $500,000 alleging that the Company was in default under the terms of these agreements. The Company believes that OSI acted in bad faith and, as a result, the Company was unable to meet the terms of these agreements. The parties have agreed to refer this matter to the American Arbitration Association for resolution. While the Company believes that it has not defaulted under the terms of these agreements, there can be no assurance that this dispute will be resolved in the Company’s favour and that the Company will not be required to pay the full or partial amount of such demand to OSI upon resolution of this dispute.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

The Company issued 205,228 common shares upon the exercise of stock options by 33 persons in private transactions outside the United States that resulted in gross proceeds to the Company of $84,363.20.  The options were exercised on the following dates for the following amounts: May 27, 2005 – options were exercised to purchase 8,334 common shares resulting in gross proceeds to the Company of $2,866.90; June 1, 2005 – options were exercised to purchase 8,149 common shares resulting in gross proceeds to the Company of $3,200.32; June 16, 2005 – options were exercised to purchase 105,336 common shares resulting in gross proceeds to the Company of $41,527.90; June 17, 2005 – options were exercised to purchase 51,745 common shares resulting in gross proceeds to the Company of $24,102.48 and June 29, 2005 – options were exercised to purchase 31,664 common shares resulting in gross proceeds to the Company of $12,665.60.  The common shares were issued in reliance upon an exclusion from registration available under Regulation S (“Regulation S”) promulgated under the Securities Act of 1933, as amended (the “Securities Act”).

The Company issued 305,000 common shares upon the exercise of warrants by three persons in private transactions outside the United States resulting in gross proceeds to the Company of $144,900.  The warrants were exercised on the following dates for the following amounts: April 26, 2005 – warrants to purchase 50,000  common shares were exercised resulting in gross proceeds to the Company of $25,000; May 3, 2005 – warrants to purchase 75,000 common shares were exercised resulting in gross proceeds to the Company of $37,500; May 27, 2005 – warrants to purchase 80,000 common shares were exercised resulting in gross proceeds to the Company of $42,400 and June 17, 2005 – warrants to purchase 100,000 common shares were exercised resulting in gross proceeds to the Company of $40,000.  The common shares were issued in reliance upon an exclusion from registration available under Regulation S.

Item 3.  Defaults Upon Senior Securities

None

Item 4.

Submission of Matters to a Vote of Security Holders

Visiphor Corporation held an Annual General and Extraordinary Meeting of Shareholders at 1100 – 4710 Kingsway, Burnaby, British Columbia, V5H 4V2, on Friday, June 17, 2005, at 10:00 a.m. for the following purposes:

1.

To receive and consider the report of the directors of the Company.

2.

To receive and consider the audited financial statements of the Company for the period ending December 31, 2004 together with auditor’s reports thereon.

3.

To fix the number of directors of the Company at seven.

4.

To elect directors for the ensuing year.

5.

To appoint an auditor of the Company for the ensuing year and to authorize the directors to fix the auditor’s remuneration.

6.

To consider, and if thought advisable, to approve a share option plan (the “2005 Plan”) to increase the number of shares issuable under the share option plan of the Company.

7.

To consider, and if thought advisable, to continue the Company under the jurisdiction of the Canada Business Corporations Act under the name “Visiphor Corporation” or, if the continuation is not implemented, to change the Company’s name to “Visiphor Software Corporation”.

8.

To transact such other business as may properly come before the meeting or any adjournment thereof.

(b)

The directors whose term of office as a director continued after the meeting are Oliver “Buck” Revell, Roy Davidson Trivett, Clyde Farnsworth, Keith Kretschmer, Al Kassam, Norman Inkster, and Michael C. Volker.

(c)

There were 127 shareholders holding 7,784,897 common shares represented in person or by proxy at the meeting, representing 31.41% of the 24,785,217 issued and outstanding Common Shares, which constituted a quorum.

To approve all of the directors at the meeting, the number of votes for each director were:

For:  5,606,472

   Against: 0

 Votes Cast (Non-Insiders) For: 72.18%

Against: 0.00%

Totals: 7,784,897   Withheld: 17,156  Absentions: Nil

   Excluding Insiders: Nil

Broker Non-Votes: Nil

To set the number of directors at seven:

For:  5,603,434

Against: 13,273

Votes Cast (Non-Insiders) For: 72.06%

Against: 0.17%

Totals: 7,784,897

Withheld: 8,432

Absentions: Nil

Excluding Insiders: Nil

Broker Non-Votes: Nil

To pass an ordinary resolution of disinterested shareholders to approve the amendment to the Company’s Stock Option Plan

For: 3,743,469

Against: 1,241,659  Votes Cast (Non-Insiders) For: 75.09%

Against:24.91%

Totals:  6,801,583  Withheld: 98,187  Absentions: Nil

 Excluding Insiders: 1,718,268 Broker Non-Votes: Nil

To appoint and remunerate KPMG LLP, Chartered Accountants:

For: 5,608,001

Against: 3,887

Votes Cast (Non-Insiders) For: 72.17%

Against: 0.05%

Totals: 7,784,897

Withheld: 12,584

Absentions: Nil

Excluding Insiders: 1,333

Broker Non-Votes: Nil

To continue the Company under the jurisdiction of the Canada Business Corporations Act under the name “Visiphor Corporation” or, if the continuation is not implemented, to change the Company’s name to “Visiphor Software Corporation”:

For: 3,756,943

Against: 135,592

Votes Cast (Non-Insiders) For: 62.08%

Against: 2.24%

Totals: 7,784,897

Withheld: 13,761

Absentions: Nil

Excluding Insiders: 13,761 Broker Non-Votes: Nil

Item 5. Other Information

None

Item 6.  Exhibits

The following exhibits are filed (or incorporated by reference herein) as part of this Form 10-QSB:

3.1(1)	Articles of Incorporation
3.2(8)	Bylaws
4.1(1)	Shareholder Agreement dated February 23, 1999 among the original shareholders and the Former Imagis Shareholders
4.2(3)	Registration rights agreement dated July 8, 2002 between Imagis and OSI
10.1(2)*	Visiphor Corporation 2000 Stock Option Plan
10.2(3)	Subscription Agreement dated July 8, 2002 between Imagis and OSI
10.3(3)	Letter of Intent dated July 8, 2002 between Imagis and OSI
10.4(3)	Product Development and Marketing Agreement dated July 8, 2002 between Imagis and OSI
10.5(3)	Software Developer Services Agreement dated July 8, 2002 between Imagis and OSI
10.6(4)	Agreement to amend the terms of Item 10.9 dated October 8, 2002
10.7(4)	Agreement to amend the terms of Item 10.9 and 10.10 dated October 9, 2002
10.8(5)	Revolving Line of Credit dated February 23, 2003 between Imagis and Altaf Nazerali
10.9(5)	Amended and Restated Loan Agreement: Revolving Line of Credit dated April 15, 2003 between Imagis and Altaf Nazerali
10.10(5)	General Security Agreement dated April 15, 2003 between Imagis and Altaf Nazerali
10.11(5)	Grid Promissory Note dated February 21, 2003 between Imagis and Altaf Nazerali
10.12(5)	Grid Promissory Note Amended and Restated dated April 15, 2003 between Imagis and Altaf Nazerali
10.13(5)	Source Code License Agreement dated April 15, 2003 between Imagis and Altaf Nazerali
10.14(5)	Source Code Escrow Agreement dated April 15, 2003 between Imagis and Altaf Nazerali
10.15(6)	Debenture Agreement between the Company and 414826 B.C. Ltd dated May 30, 2003
10.16 (7)*	Consulting Agreement dated July 15, 2003 between Imagis and Roy Trivett
31.1	Section 302 Certification
31.2	Section 302 Certification
32.1	Section 906 Certification
32.2	Section 906 Certification
99.1	Risk Factors
99.2	Form 51-9Form 51-901F as required by the British Columbia Securities Commission

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

VISIPHOR CORPORATION

Date: August 8, 2005

/s/ Wayne Smith

Wayne Smith

Vice President Finance, Chief Operating Officer

(Principal Financial and Accounting Officer and Duly Authorized Officer)

Exhibit 31.1

CERTIFICATION

I, Wayne Smith, certify that:

1.

I have reviewed this quarterly report on Form 10-QSB of Visiphor Corporation;

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

Date: August 8, 2005

/s/ Wayne Smith

Wayne Smith

Chief Operating Officer and Vice-President Finance

(Principal Financial and Accounting Officer)

Exhibit 31.2

CERTIFICATION

I, Roy Trivett, certify that:

1.

I have reviewed this quarterly report on Form 10-QSB of Visiphor Corporation;

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

Date: August 8, 2005

/s/ Roy Trivett

Roy Trivett

Chief Executive Officer

(Principal Executive Officer)

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. § 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Visiphor Corporation   (the “Company”) on Form 10-QSB for the period ended June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the “Report), I, Wayne Smith, Chief Operating Officer and Vice-President Finance of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Wayne Smith Wayne Smith Chief Operating Officer and Vice-President Finance (Principal Financial and Accounting Officer) August 8, 2005

Exhibit 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. § 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Visiphor Corporation   (the “Company”) on Form 10-QSB for the period ended June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the “Report), I, Roy Trivett, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Roy Trivett Roy Trivett Chief Executive Officer (Principal Executive Officer) August 8, 2005

Exhibit 99.1

Risk Factors

The price of the Company’s common shares is subject to the risks and uncertainty inherent in the Company’s business.  You should consider the following factors as well as other information set forth in the Quarterly Report to which this exhibit is attached, in connection with any investment in the Company’s common shares.  If any of the events described below as risks occur, the Company’s business, results of operations and financial condition could be adversely affected.  In such cases, the price of the Company’s common shares could decline, and you could lose all or part of your investment.

Limited Operating History; History of Losses

The Company commenced operations in March 1998 and, therefore, has only a limited operating history upon which an evaluation of its business and prospects can be based. The Company and its predecessors incurred net losses of $5,457,937 and $4,058,857 in the years ended December 31, 2004 and December 31, 2003, respectively and $3,016,481 for the six-month period ended June 30, 2005.  The Company has never been profitable and there can be no assurance that, in the future, the Company will be profitable on a quarterly or annual basis.

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

Need for Additional Financing

The Company believes it has cash sufficient to fund its operations through August 31, 2005. The Company also has accounts receivable as at the date of this report of $747,000.  The Company believes that the accounts receivable combined with the orders described above if completed will generate cash sufficient to fund its operations through December 31, 2005.  If the accounts receivable are not collected, certain of the contracts are not completed, or no further sales are received the Company may need to raise additional funds through private placements of its securities or seek other forms of financing. There can be no assurance that such financing will be available to the Company on terms acceptable to it, if at all.  If the Company’s operations are substantially curtailed, it may have difficulty fulfilling its current and future contract obligations.

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

Imagis UK Partnership

On July 31, 2004, the Company entered into an agreement with Centrom Limited (“Centrom”) of the United Kingdom to form a jointly owned subsidiary Company Imagis Technologies UK Limited (“Imagis UK”). Imagis UK, a subsidiary of Centrom Limited, will be the exclusive distributor of Visiphor’s software products in the UK and a non-exclusive distributor on a world-wide basis. Visiphor owns a 25% interest in Imagis UK in consideration of the grant of UK exclusivity, and Centrom has committed to provide £500,000 (approximately $1.25 million) over the next two years to support the initial start-up costs of Imagis UK in consideration of a 75% ownership. Centrom’s commitment will be met through a combination of cash and services, with the services portion to be provided at Centrom’s cost without any mark-up. Included in the £500,000 commitment is a non-refundable advance licensing payment of £60,000 (approximately $150,000) which has been paid, representing an initial sales commitment by Imagis UK of approximately $250,000.

There can be no assurance that the relationships with Imagis UK and Centrom will prove to be successful in the future or will result in any material revenue for the Company.

Dispute with OSI

On July 8, 2002, the Company entered into the following agreements with OSI:

i.

Product Development and Marketing Agreement. Under this agreement, the Company formed a strategic alliance with OSI to develop mutually agreed integrated airport and transportation security products The Company agreed to commit a minimum of USD$250,000 to develop these products and operate this group.

ii.

Software Developer Services Agreement. Under this agreement, the Company agreed to engage the services of software engineers and equipment in OSI’s software development facility in Hyderabad, India. The Company agreed to pay to OSI a minimum of USD$250,000 during the term of the agreement, which expired on June 30, 2003, provided that if the aggregate amount paid to OSI on such date was less than USD$250,000, the agreement could be extended for six-months.

iii.

Joint Venture Letter of Intent. Under this letter of intent, upon OSI’s establishment of a Brazilian entity to oversee marketing, sales, service and assembly and marketing of OSI’s products; in Brazil and the establishment of an office in Brazil, Imagis would invest USD $250,000 for a 20% equity ownership in that entity.

On March 20, 2003 the above agreements were amended as follows:

i.

The strategic alliance agreement to develop and market integrated airport and security products with OSI was extended to July 8, 2004. The expenditure commitment was reduced to a minimum of USD$125,000 on product development and the operation of an Airport Security Group to market the products. As at December 31, 2004, the Company has incurred USD$48,350 in expenditures on product development.

ii.

The agreement to engage OSI to provide software development services was extended to December 31, 2004. The expenditure commitment has been reduced to a minimum of USD$125,000, based on hourly rates charged at 85% of fair market value.

iii.

The Company agreed to pay OSI a management fee of  USD$250,000 on or before March 20, 2004

On January 27, 2005 the Company received a Notice of Demand from OSI for USD$500,000 alleging that the Company was in default under the terms of these agreements. The Company believes that OSI acted in bad faith and, as a result, the Company was unable to meet the terms of these agreements. The parties have agreed to refer this matter to the American Arbitration Association for resolution. While the Company believes that it has not defaulted under the terms of these agreements, there can be no assurance that this dispute will be resolved in the Company’s favour and that the Company will not be required to pay the full or partial amount of such demand to OSI upon resolution of this dispute.

Strategic Alliance with Sanyo and Intacta  to form Zixsys (formerly known as SecurityART Inc.)

During the second quarter of 2002, the Company entered into a strategic alliance agreement with Sanyo and Intacta to form Zixsys.  Zixsys will integrate the hardware and software technologies of all three companies and thereafter market security products for use in airports, buildings, laboratories, document authentication and verification for passports, visas and ID cards. During the quarter ended September 30, 2002 Imagis acquired the rights to Intacta’s royalties payable under the strategic alliance agreement for consideration of  $150,000.  During fourth quarter ended December 31, 2002, the Company acquired all patents held by Intacta outside the United States in consideration of  $50,000.  There can be no assurance that the relationship with Zixsys or the integration of technologies with Zixsys will prove to be successful in the future or will result in any material revenue for the Company.

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

Certain Shareholders May Exercise Control over Matters Voted Upon by the Company's Shareholders

Certain of the Company’s officers, directors and entities affiliated with the Company together beneficially owned a significant portion of the Company’s outstanding common shares as of June 30, 2005. While these shareholders do not hold a majority of the Company’s outstanding common shares, they will be able to exercise significant influence over matters requiring shareholder approval, including the election of directors and the approval of mergers, consolidations and sales of the Company’s assets. This may prevent or discourage tender offers for the Company’s common shares.

Additional Disclosure Requirements Imposed on Penny Stock Trades

If the trading price of Visiphor’s common shares is less than $5.00 per share, trading in its common shares may be subject to the requirements of certain rules promulgated under the Exchange Act, which require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a penny stock.  Such additional disclosure includes, but is not limited to, U.S. broker-dealers delivering to customers certain information regarding the risks and requirements of investing in penny stocks, the offer and bid prices for the penny stock and the amount of compensation received by the broker-dealer with respect to any proposed transaction. The additional burdens imposed upon broker-dealers may discourage broker-dealers from effecting transactions in Visiphor’s common shares, which could reduce the liquidity of Visiphor’s common shares and thereby have a material adverse effect on the trading market for such securities.

Enforcement of Civil Liabilities

Visiphor is a corporation incorporated under the laws of Canada.  A number of the Company’s directors and officers reside in Canada or outside of the United States.  All or a substantial portion of the assets of such persons are or may be located outside of the United States.  It may be difficult to effect service of process within the United States upon the Company or upon such directors or officers or to realize in the United States upon judgments of United States courts predicated upon civil liability of the Company or such persons under United States federal securities laws. The Company has been advised that there is doubt as to whether Canadian courts would (i) enforce judgments of United States courts obtained against the Company or such directors or officers predicated solely upon the civil liabilities provisions of United States federal securities laws, or (ii) impose liability in original actions against the Company or such directors and officers predicated solely upon such United States laws.  However, a judgment against the Company predicated solely upon civil liabilities provisions of such United States federal securities laws may be enforceable in Canada if the United States court in which such judgment was obtained has a basis for jurisdiction in that matter that would be recognized by a Canadian court.

Exhibit 99.2

BC FORM 51-102F1

QUARTERLY REPORT

ISSUER DETAILS:

Name of Issuer	VISIPHOR CORPORATION
For Quarter Ended	June 30, 2005
Date of Report	August 8, 2005
Issuer Address	1100 – 4710 Kingsway Burnaby, British Columbia V5H 4M2
Issuer Fax Number	(604) 684-9314
Issuer Telephone Number	(604) 684-2449
Contact Name	Wayne Smith
Contact Position	Vice President Finance
Contact Telephone Number	(604) 684-2449
Contact Email Address	wayne.smith@visiphor.com
Web Site Address	www.visiphor.com

CERTIFICATE

THE THREE SCHEDULES REQUIRED TO COMPLETE THIS REPORT ARE ATTACHED AND THE DISCLOSURE CONTAINED THEREIN HAS BEEN APPROVED BY THE BOARD OF DIRECTORS.  A COPY OF THIS REPORT WILL BE PROVIDED TO ANY SHAREHOLDER WHO REQUESTS IT.

Clyde Farnsworth Name of Director	/s/Clyde Farnsworth Sign (typed)	05/08/08 Date Signed (YY/MM/DD)

Roy Trivett Name of Director	/s/ Roy Trivett Sign (typed)	05/08/08 Date Signed (YY/MM/DD)

Supplementary Information to the Financial Statements

Management’s Discussion and Analysis

As at August 8, 2005

Forward-looking information

Except for statements of historical fact, certain information contained herein constitutes “forward-looking statements,” within Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  In some cases, you can identify the forward-looking statements by Visiphor Corporation’s (“Visiphor” or the “Company”) use of the words such as “may,” “will,” “should,” “could,” “expect,” “plan,” “estimate,” “predict,” “potential,” “continue,” “believe,” “anticipate,” “intend,” “expect,” or the negative or other variations of these words, or other comparable words or phrases.  Forward-looking statements in this report include, but are not limited to, the Company’s expectation that revenues will increase during 2005 when compared to those of 2004 and that such revenues will continue to increase and newly developed products and solutions continue to gain increasing customer acceptance; management’s belief that increased revenues achieved as a result of the sale of products will more than offset increased technology development costs; the Company’s ability to fund its operations in the future; the Company’s expectations regarding its dispute with OSI Systems Inc. (“OSI”) and new contracts to be entered into the near future; the Company’s future operating expense levels; the Company’s ability to achieve break-even operations on an operating cash flow basis during the fourth quarter of 2005.

Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results or achievements of the Company to be materially different from any future results or achievements of the Company expressed or implied by such forward-looking statements.  Such factors include, but are not limited to the following: the Company’s limited operating history; the Company’s need for additional financing; the Company’s history of losses; the Company’s dependence on a small number of customers; risks involving new product development; competition; the Company’s dependence on key personnel; risks involving lengthy sales cycles; dependence on marketing relationships; the Company’s ability to protect its intellectual property rights; risks associated with exchange rate fluctuations; risks of software defects; risks associated with product liability; risks associated with the Imagis UK partnership; the Company’s dispute with OSI; risks associated with the strategic alliance with Sanyo Semiconductor Company (“Sanyo”) and Intacta Technologies Inc. (“Intacta”) related to Zixsys, Inc. (“Zixsys”); the potential additional disclosure requirements for trades involving the issued common shares; the difficulty of enforcing civil liabilities against the Company or its directors or officers under United States federal securities laws; the volatility of the Company’s share price; risks associated with certain shareholders’ exercising control over certain matters; and the other risks and uncertainties described in Exhibit 99.1 to this Quarterly Report.

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

About Visiphor

Visiphor develops and markets software that simplifies, accelerates, and economizes the process of connecting existing, disparate databases, enhanced as appropriate with biometric facial recognition technology. The combination of these technologies enables information owners to share data securely with external stakeholders and software systems using any combination of text or imagery. This includes searching disconnected data repositories for information about an individual using only a facial image. This allows organizations to quickly create regional information sharing networks using any combination of text or imagery.

Using industry standard Web services and XML, Visiphor delivers a secure and economical approach to true, real-time application interoperability. Production deployments of the Company’s core integration technology — the Briyante Integration Environment (“BIE”) — have demonstrated remarkable reductions in the time and risk associated with implementing and supporting integrated access to physically and technologically disparate computers. The Company believes that BIE has the capability to be utilized in a variety of vertical markets such as health care, financial services, government services and telecommunications.

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

Recent world events and concerns regarding security have increased awareness of and interest in products that have law enforcement or other security applications, including certain of the products and services offered by Visiphor.  There can be no assurance, however, that such trends will continue or will result in increased sales of the Company’s products and services.

Critical Accounting Polices

Critical accounting policies are those that management believes are both most important to the portrayal of the Company’s financial conditions and results, and that require difficult, subjective, or complex judgements, often as a result of the need to make estimates about the effects of matters that involve uncertainty.

Visiphor believes the “critical” accounting policies it uses in preparation of its financial statements are as follows:

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

Results of Operations for the three-month period and six-month period ended June 30, 2005 compared to the three-month period and six-month period ended June 30, 2004:

Revenues

Visiphor’s total revenues increased 190% to $920,620 for the three-month period ended June 30, 2005 compared to $317,085 during the same period of the prior year. The year to date revenues increased 106% to $1,245,248 over the prior year level of $603,140.

Revenues from the Company’s software products rose 248% to $733,726 for the current three-month period as compared to $211,079 for 2004. Software revenues increased by 140% to $965,084 for the year over the prior year’s level of $401,940. This growth was seen in the Company’s core product lines of BIE and biometrics.

Support and services revenues were 82% greater at $185,465 for the three-month period ended June 30, 2005 than in 2004 of $101,920. Support and services revenues for the year to date increased 42% to $277,769 over the prior year level of $195,008. The support and services revenues increased as a result of additional sales of software providing increased levels of customization, installation, and support contracts.

Visiphor expects that revenues will increase in subsequent quarters of 2005 when compared to those of 2004 and will continue to increase as the Company’s current and newly developed products and solutions continue to gain increasing customer acceptance.  The Company’s deferred revenues at June 30, 2005 were $671,578, which combined with revenues to date for the year of $1,245,248 represents sales of $1,916,826 through the second quarter of this fiscal year. In addition, the Company received orders for further sales totalling approximately $1,800,000 that are not yet reflected in its financial statements, that if completed would result in total year to date sales of approximately $3,800,000. There can be no assurance however that all of the Company’s sales characterized as deferred revenue in its unaudited financial statements through the period ended June 30, 2005 will later be booked as revenue in future periods.  Further, there can be no assurance that all orders for further sales received to date till result in actual future revenues to the Company.

Other revenues for the three-month period ended June 30, 2004 were $1,429, whereas revenues of $4,086 were earned in the prior year. Other revenues declined by 61% for the year to date to $2,395 compared to $6,192 for 2004. These revenues were primarily earned through interest revenue and the sale of computer supplies.

Operating Costs

Operating expenses totalled $2,482,912 for the three-month period ended June 30, 2005, which is 56% greater than the 2004 operating expenses of $1,576,838. The 2005 expenses include stock-based compensation of $391,667 due to Visiphor’s employee stock option plan and $412,731 in amortization, which includes $322,713 in amortization costs for the intellectual property acquired in the Briyante acquisition. Excluding these non-cash charges the 2005 operating expenses total $1,678,513. The 2004 expenses include stock-based compensation of $68,054 and amortization of $388,460, which includes $322,713 in amortization costs for the intellectual property acquired in the Briyante acquisition. Excluding these items, the operating expenses for 2004 were $1,120,324. The difference of $558,189 between 2005 and 2004 represents a 50% increase in operating expenses over the prior period. The increased costs over the prior year are due to hiring additional staff in all departments to increase sales, continue product development, and meet the increased demand for Visiphor’s products and services.

Operating expenses totalled $4,261,730 for the six-month period ended June 30, 2005, which is 24% greater than the 2004 operating expenses of $3,444,694. The 2005 expenses include stock-based compensation of $494,261 due to Visiphor’s employee stock option plan and $794,740 in amortization, which includes $645,426 in amortization costs for the intellectual property acquired in the Briyante acquisition. Excluding these non-cash charges the 2005 operating expenses total $2,972,730. The 2004 expenses include stock-based compensation of $782,984 and amortization of $775,932. Excluding these items, the operating expenses for 2004 were $1,885,778.  The difference of $1,086,953 between 2005 and 2004 represents a 58% increase in operating expenses over the prior year. The increased costs over the prior period resulted from significant increases in staffing and related costs. Staff levels have increased from 35 at January 1, 2005 to 53 at June 30, 2005. The current operating expense level is approximately $5,900,000 per year and may increase if additional resources are required to meet sales demands.

Administration

Administrative costs for the three-month period ended June 30, 2005 were $792,812, which is 38% greater than for 2004 of $576,308. These costs include a stock-based compensation charge of $199,926 in 2005 and $68,054 in 2004. Excluding these charges, the administrative costs were $592,886 in 2005 versus $508,254 in 2004, which represents a 17% increase. This increase was due to the addition of staff including a shareholder relations employee and related expenses. Administrative costs include staff salaries and related benefits and travel, stock based compensation, consulting and professional fees, facility and support costs, shareholder, regulatory and shareholder relations costs.

Administrative costs for the six-months ended June 30, 2005 were $1,239,143, which is 18% less than for 2004 of $1,510,792. These costs include the stock-based compensation charge of $268,308 in 2005 and $782,984 in 2004. Excluding these charges, the administrative costs were $970,835 in 2005 versus $727,808 in 2004, which represents a 33% increase.  The current level of administrative cost is expected to remain the same for the balance of 2005.

Interest and Amortization

The interest expense for the three-month period ended June 30, 2005 of $7,006, which is 31% less than for 2004 of $10,114, is primarily due to interest charged on equipment leases and various supplier accounts. The amortization expense of $412,731 for 2005 is consistent with 2004 of $388,460 and is primarily due to amortization of the acquisition of the intellectual property of Briyante.

The decrease in interest expense of $9,928 for the six-months ended June 30, 2005 over the prior year level is primarily due to a reduction in outstanding leases. The amortization expense of $794,740 for 2005 is comparable to the 2004 expense of $775,932 and is primarily due to the acquisition of the intellectual property of Briyante.

Sales and Marketing

Sales and marketing expenses for the three-month period ended June 30, 2005 were $426,790 compared to $276,167 during the same period last year, which represents an increase of 55%. These costs include a stock-based compensation charge of $46,839 in 2005. Excluding this charge, the sales and marketing costs were $379,950 in 2005, which represents a 38% increase over 2004.

Sales and marketing expenses for the six-month period ended June 30, 2005 were $856,466 and were 80% greater than in 2004 of $476,009. These costs include a stock-based compensation charge of $65,212 in 2005. Excluding this charge, the sales and marketing costs were $791,254 in 2005, which represents a 66% increase over 2004. Visiphor significantly increased the size of its marketing team in the latter half of 2004 and in 2005.

Technology Development

The technology development expenses for the three-month period ended June 30, 2005 were $447,964 which is 77% greater than the 2004 costs of $253,440. Technology development expenses include a stock-based compensation charge of $86,133 in 2005. Excluding this the 2005 expense is $361,831 which is 43% higher than 2004.

The technology development expenses for the six-month period ended June 30, 2005 were $823,345, which is 60% higher than the 2004 costs of $516,124. The 2005 costs include a stock-based compensation charge of $97,261. Excluding this charge, the costs were $726,084 in 2005, which represents a 41% increase over 2004.  This increase was primarily due to hiring additional staff and the associated costs required to maintain our enhancement of existing products and new product development. Management expects that the increased revenues achieved as a result of the sale of products will more than offset the increased costs. Management believes that continuing to invest in technology advancements is crucial to the future success of Visiphor.

Technical Services

Costs for the technical services group for the three-month period ended June 30, 2005 were $135,309, which is 87% greater than the 2004 costs of $72,349. These costs include a stock-based compensation charge of $6,624 in 2005. Excluding this charge, the technology services costs were $128,685 in 2005, which represents a 78% increase over 2004. The increase is due to the hiring of staff and associated costs to meet the support requirements for the sales orders described above.

Costs for the technical services group for the six-month period ended June 30, 2005 were $276,168, which is 91% greater than the 2004 costs of $144,341. These costs include a stock-based compensation charge of $11,333 in 2005. Excluding this charge, the technology services costs were $264,835 in 2005, which represents a 83% increase over 2004.  The technical services group conducts quality assurance testing and provides clients with any technical support they may require under annual support contracts, and includes primarily costs for salaries, facilities and travel. Costs for future quarters will be dependent on the sales levels achieved by the Company.

Professional Services

Costs for the professional services group for the three-month period ended June 30, 2005 were $260,301. These costs include a stock-based compensation charge of $52,145. Excluding this charge, the professional services costs were $208,156. Professional services is a new department that was initiated in the second quarter of 2005 consequently there are no comparative figures. The professional services group is responsible for the installation of Visiphor’s products and training of Visiphor’s customers and business partners in the use of our products. The costs include salaries, travel and general overhead expenses. Costs for future quarters will be dependent on the sales levels achieved by the Company.

Net Loss for the Period

The Company's current net loss on a monthly basis is $500,000.  Management believes that providing cash operating expense information may be helpful to investors with respect to the Company's results of operations, because it excludes certain non-cash amortization amounts that the Company has incurred primarily as a result of its acquisition of certain intellectual property of Briyante that prevents an accurate period-to-period comparison as well as stock-based compensation that does not require cash payments.  When excluding such expenses, the Company's current rate of loss on a cash operating expense basis is $288,000 per month.

Overall, the Company incurred a net loss for the three-month period ended June 30, 2005 of $1,562,291, or $0.06 per share, which is 24% higher than the net loss incurred during the three-months ended June 30, 2004 of $1,259,753, or $0.09 per share. Adjusting the loss to take into account the non-cash expenses described above, the losses become $757,893 for 2005 and $803,239 for 2004, representing a 6% decline.

The Company incurred a net loss for the six-month period ended June 30, 2005 of $3,016,481 or $0.12 per share, which is 6% larger than the net loss incurred during the period ended June 30, 2004 of $2,841,554 or $0.25 per share. Adjusting the loss to take into account the non-cash items described above, the losses become $1,727,482 for 2005 and $1,282,638 for 2004, representing a 35% increase.

The Company has received significant sales orders during the final quarter of 2004 and the first half of 2005; however, installation of a number of these contracts did not commence until 2005 and the revenue will not be recognised until the third and fourth quarters of 2005.

In the Company's most recent Form 10-KSB, management stated that it believed that the Company would be able to achieve break-even operations on an EBITDA basis during the second and third quarters of 2005.  Due to the timing of the completion of existing contracts and its effect upon the recognition of revenue, management is revising this estimate.  After excluding the Company's quarterly amortization expenses of $413,000 primarily associated with the Briyante acquisition and any stock-based compensation expense associated with granting options, management believes that it will achieve break-even operations on a cash operating basis during the fourth quarter of 2005.

Summary of Quarterly Results

	Q2-2005	Q1-2005	Q4-2004	Q3 – 2004	Q2 - 2004	Q1 - 2004	Q4 - 2003	Q3 - 2003

Total Revenue	$920,620	324,628	327,016	102,814	317,085	286,055	263,793	496,612
Loss	(1,562,291)	(1,454,190)	(1,270,180)	(1,346,203)	(1,259,753)	(1,581,801)	(959,283)	(694,042)
Net loss per share	(0.06)	(0.06)	(0.08)	(0.09)	(0.09)	(0.14)	(0.15)	(0.15)

The Company’s changes in its net losses per quarter fluctuate according to the volume of sales. As the Company currently has a small number of customers generating the majority of its revenues, there is no consistency from one quarter to the next and past quarterly performance is not considered to be indicative of future results. The Company had significantly reduced its operating expenses during the period from Q3 2002 through Q3 2003, which also has a large impact on the comparative loss figures. In the latter part of 2004 and in 2005, the Company hired additional staff to meet the demands of the sales orders described above, causing a significant increase in expense levels. The Company is not aware of any significant seasonality affecting its sales.

Liquidity and Capital Resources

The Company’s cash on hand at the beginning of the three-month period ended June 30, 2005 aggregated $86,472. During the period, the Company received additional net funds of $1,571,024 from a private placement that closed in May. Due to an increase in the Company’s stock price, the Company also received proceeds of $84,363 from the exercise of options and $144,900 from the exercise of warrants.

The Company used these funds primarily to finance its operating loss for the period. The impact on cash of the loss of $1,562,291, after adjustment for non-cash items and changes to other working capital accounts in the period, resulted in a negative cash flow from operations of $998,097. The Company also repaid capital leases of $8,434 and purchased capital assets of $163,186, overall the Company’s cash position increased by $630,571 to $717,043 at June 30, 2005.

The Company’s cash on hand at the beginning of the six-month period ended June 30, 2005 aggregated $123,148. During the period, the Company received additional net funds of $2,358,479 from two private placements.  Due to an increase in the Company’s stock price the Company also received proceeds of $84,363 from the exercise of options and $144,900 from the exercise of warrants.

The Company used these funds primarily to finance its operating loss for the period. The impact on cash of the loss of $3,016,481, after adjustment for non-cash items and changes to other working capital accounts in the period, resulted in a negative cash flow from operations of $1,788,221. The Company also repaid capital leases of $18,850 and purchased capital assets of $186,776.  Overall, the Company’s cash position increased by $593,895 to $717,043 at June 30, 2005.

The Company experienced unexpected delays in concluding certain contract negotiations; consequently, completion of the associated software installations were delayed. As a result of this delayed collection of revenues, management decided to seek additional financing in order to maintain its current level of operations.

In January 2005, the Company completed a private placement consisting of 2,857,785 units at $0.35 per unit. Each unit consisted of one common share and one common share purchase warrant.  Each warrant entitles the holder to acquire one additional common share at an exercise price of $0.45 until January 11, 2006 or at $0.55 from January 12, 2006 until January 11, 2007. The common shares and warrants were subject to a four-month hold period that expired on May 10, 2005. Finders’ fees of $72,771 in cash were paid on a portion of the private placement conducted outside the United States. The total net proceeds to Visiphor were $927,454, including $140,000 included in share subscriptions at December 31, 2004.

In May 2005, the Company completed a private placement consisting of 4,250,000 units at $0.40 per unit. Each unit consisted of one common share and one-half of one common share purchase warrant.  Each whole warrant entitles the holder to acquire one additional common share at an exercise price of $0.55 until May 24, 2006. The common shares and warrants were subject to a four-month hold period that expired on September 24, 2005. Finders’ fees of $128,976 in cash were paid on a portion of the private placement conducted outside the United States. In connection with this private placement The Company issued 60,000 units as a corporate finance fee on the same terms as the units described above with the exception that the common shares and warrants shares are subject to a twelve-month hold period that expires on May 24, 2006. The Company also granted 350,000 brokers’ warrants exercisable at a price of $0.55 until May 24, 2006. The brokers’ warrant shares are subject to a four month hold period which expires on September 24, 2005. The total net proceeds to Visiphor were $1,571,024.

During the final quarter of 2004, the Company was awarded a contract with PRIME Corp. of British Columbia, Canada to deploy the Visiphor flagship InForce Arrest and Booking (InForce AB) software as an integrated component of the province-wide Police Records Information Management Environment (PRIME-BC). This contract will result in revenues to the Company in excess of $800,000.  The Company has received $488,251 as at June 30, 2005, which is recorded in deferred revenue, revenues from this contract will likely be recorded in the third and fourth quarters of 2005.

In April 2005, the Company signed a $780,500 contract with King County of Washington to supply an expansion of the RAIN (Regional Automated Information Network) project for the County’s law enforcement agencies. This project will expand RAIN’s capabilities and benefits to over 3000 officers across 23 independent police jurisdictions responsible for protecting over 1.7 million citizens. Revenues of $343,541 from this contract were recognized in the second quarter of 2005, the remainder will likely be recognized during the third and fourth quarters of 2005.

In June 2005, the Company signed a contract in excess of Cdn$350,000 with the Department of Homeland Security (DHS). The contract was received on behalf of the DHS Metadata Center of Excellence. The software will be used to design and deploy a metadata (data describing data) repository and a federal query information sharing capability. The Company has recognized $237,583 in revenue as at June 30, 2005, the remainder will likely be recognized during the third and fourth quarters of 2005.

The Company also has received other orders with certain agencies in the United States that total an additional approximately $1,000,000, the amounts due under these contracts are expected to be received by the Company in the third and fourth quarters of 2005.   There can be no assurance however that all of such orders will result in actual revenues to the Company.

The Company believes it has cash sufficient to fund its operations through August 31, 2005. The Company also has accounts receivable as at the date of this report of $747,000.  The Company believes that the accounts receivable combined with the orders described above if completed will generate cash sufficient to fund its operations through December 31, 2005.  If the accounts receivable are not collected, certain of the contracts are not completed, or no further sales are received the Company may need to raise additional funds through private placements of its securities or seek other forms of financing. There can be no assurance that such financing will be available to the Company on terms acceptable to it, if at all.  If the Company’s operations are substantially curtailed, it may have difficulty fulfilling its current and future contract obligations.

Contractual Obligations

The Company is committed to the following operating lease payments over the next four years:

Year                                                                                       Equipment                        Building                          Total

2005

$

28,554

$

52,365

$

80,919

2006

41,343

248,885

290,228

2007

41,489

202,900

244,389

2008

14,508

202,900

217,408

2009

-

202,900

202,900

$

125,894

$

909,950

$

1,035,844

The lease for The Company’s head office expired on June 30, 2005 and new premises were obtained under a sublease. The terms of the sublease are for 10,938 square feet for the period of August 1, 2005 to December 30, 2009. The monthly rent is $16,908.33 with rent abatement for the first three-months and a partial payment of $4,800 for November 2005.

On January 27, 2005 the Company received a Notice of Demand from OSI for  $500,000 alleging that the Company was in default under the terms of three agreements. The Company believes that OSI acted in bad faith and, as a result, the Company was unable to meet the terms of these agreements. The parties have agreed to refer this matter to the American Arbitration Association for resolution. While the Company believes that it has not defaulted under the terms of these agreements, there can be no assurance that this dispute will be resolved in the Company’s favour and that the Company will not be required to pay the full or partial amount of such demand to OSI upon resolution of this dispute.

Off-Balance Sheet Arrangements

At June 30, 2005 the Company did not have any off-balance sheet arrangements.

Transactions with Related Parties

At June 30, 2005, accounts payable and accrued liabilities included $336,395 (at December 31, 2004 - $284,759) owed by the Company to directors and officers and companies controlled by directors and officers of the Company. These amounts are unsecured, non-interest bearing and payable on demand. At June 30, 2005, accounts payable and accrued liabilities included $306,350 (at December 31, 2004 - $300,500) owed by the Company to companies formerly related by virtue of having a director or officer in common with the Company.

Other Management Discussion & Analysis Requirements

i.

Additional information relating to the Company, including the Company’s Annual Information Form, is on available on SEDAR at www.sedar.com.

ii.

Share Capital at August 8, 2005

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

Issued in settlement of accounts payable

2,654,675

1,019,562

Issued for acquisition of intellectual property

187,500

75,000

Share issuance costs

-

(82,337)

Balance, December 31, 2004

20,795,281

26,230,920

Issued during period for cash:

Private Placements

7,107,785

2,700,225

Options exercised

211,895

86,630

Warrants exercised

355,000

167,400

Fair value of options exercised

-

58,613

Special Warrants exercised

1,007,151

781,802

Share issuance costs                                                                                                         -                        (311,004)

Issuance of shares as share issuance cost

60,000                              24,000

Balance, August 8, 2005

29,537,112

$

29,738,586

 (c)

Special warrants:

During October and November 2003, the Company sold a total of 9,796,087 special warrants (the “Special Warrants”) at $0.1725 per Special Warrant in a series of four tranches.  Cash proceeds of $899,075 less commissions of $39,757 were received for the sale of 5,212,029 Special Warrants and 4,584,058 Special Warrants were issued in settlement of $790,750 in debt.  Each Special Warrant was exercisable, for no additional consideration, into units consisting of 0.2222 common shares and 0.2222 share purchase warrants, with the exception of 1,002,899 Special Warrants issued to insiders of the Company.  The units issued to insiders of the Company were exercisable into 0.2222 common shares with no share purchase warrant.  Each whole warrant entitled the holder for two years from the date of issue of the Special Warrants to acquire one additional common share at an exercise price of $1.04 per share in the first year and $1.14 per share in the second year.  The Special Warrants were convertible at the holders’ option at any time for an eighteen month period and converted automatically at the end of the eighteen months.  The Company was not required to meet any conditions prior to conversion.  Finder’s fees of $39,758 cash and 38,641 in broker’s warrants exercisable at $1.04 per share were paid.  The brokers’ warrants were exercisable until October 30, 2004 and have been recorded at the fair value as at the date of issue of $7,327 as a reduction in the proceeds of the Special Warrants and an increase in contributed surplus.  As at June 30, 2005, 2,176,907 units have been issued on conversion of all the Special Warrants which resulted in the issuance of 2,176,907 common shares and 2,176,907 share purchase warrants.

 (d)

Warrants:

At December 31, 2004, and August 8, 2005, the following warrants were outstanding:

December 31,                                                                           August 8,      Exercise

                2004              Issued        Exercised         Expired         2005              price                               Expiry date

              64,412                     -                  -                                   64,412               $1.14                   September 30, 2005

             128,824                    -                   -                   -            128,824               $1.14                       October 10, 2005

-

386,473

-

-

386,473

$1.14

October 14, 2005

311,079

-

-

-

311,079

$0.64

October 30, 2005

-

397,811

-

-

397,811

$1.14

October 30, 2005

976,522

-

-

-

976,522

$1.14

October 31, 2005

359,850

-

-

-

359,850

$0.64

November 20, 2005

4,007,875

-

(125,000)

-

3,882,875

$0.50

April 28, 2005

or at $0.75

April 28, 2006

226,584

-

-

-

226,584

$0.50

April 29, 2005

or at $0.75

April 29, 2006

166,700

-

(80,000)

-

86,700

$0.53

May 20, 2005

or at $0.75

May 20, 2006

2,505,000

-

-

2,505,000

$0.55

May 24, 2006

187,500

-

-

-

187,500

$0.40

November 29, 2005

or at $0.50

November 29, 2006

3,930,333

-

(100,000)

-

3,830,333

$0.40

November 30, 2005

or at $0.50

November 30, 2006

946,166

-

-

-

946,166

$0.45

December 31, 2005

or at $0.55

December 31, 2006

-

2,857,785

(50,000)

-

2,807,785

$0.45

January 11, 2006

or at $0.55

January 11, 2007

11,305,845

6,147,069

(355,000)

-

17,097,914

  (e)

Options:

The Company has a stock option plan that was approved at the Company’s annual general meeting of shareholders on June 17, 2005.  Under the terms of the plan the Company may reserve up to 5,889,756 common shares for issuance under the plan.  The Company has granted stock options to certain employees, directors, advisors, and consultants.  These options are granted for services provided to the Company.  All options granted prior to November 25, 2003; expire five years from the date of grant with the exception of 22,222 options issued during 2002 to a consultant that expired two years from the date of grant.  All options granted subsequent to November 25, 2003, expire 3 years from the date of the grant.  All options vest one-third on the date of the grant, one-third on the first anniversary of the date of the grant and one-third on the second anniversary of the date of the grant.  On November 25, 2003, all stock options along with the Company’s outstanding shares were consolidated on a 1 new option for 4.5 old basis. During the year ended December 31, 2004 all options outstanding as at December 31, 2003 were repriced to $0.78. For options that were granted prior to the adoption of the fair value based method, the fair value of the award was remeasured at the date of modification, and the full amount of the fair value was recorded as the compensation cost to the extent that vesting has occurred at December 31, 2004.

For options issued in 2003 and previously accounted for under the fair value method, modification accounting is applied.  Under modification accounting the Company recorded additional expense equal to the difference between the fair value of the original award on the date of the reprising, and the fair value of the modified award also on the date of the reprising.

A summary of the status of the Company’s stock options at August 8, 2005, and December 31, 2004 (giving retroactive effect to the share consolidation), and changes during the periods ended on those dates are presented below:

August 8, 2005                                                 December 31, 2004

Weighted average

Weighted average

Shares

exercise price

Shares

exercise price

Outstanding, beginning of period

3,092,334

$ 0.61

770,294

$ 5.26

Repriced to $0.78

-

-

(4.48)

Granted

2,573,396

0.75

2,690,925

0.58

Exercised

(211,895)

0.41

-

-

Cancelled

(129,995)

0.71

(368,885)

0.78

Outstanding, end of period

5,323,840

$ 0.68

3,092,334

$ 0.61

The following table summarizes information about stock options outstanding at August 8, 2005:

           Options outstanding                                                Options exercisable

Number

Number

outstanding

Weighted

Weighted

exercisable,

Weighted

August 8,

remaining

average

August 8,

average

Exercise price

2005

contractual life

exercise price

2005

exercise price

$0.33

69,999

2.46

$0.33

-

-

$0.34

13,333

2.36

$0.34

-

-

$0.35

10,333

2.47

$0.35

1,667

$0.35

$0.36

44,072

2.62

$0.36

11,482

$0.36

$0.38

3,333

2.54

$0.38

-

-

$0.39

105,000

2.77

$0.39

35,000

$0.39

$0.40

1,054,369

2.15

$0.40

293,978

$0.40

$0.41

13,000

1.98

$0.41

7,000

$0.41

$0.45

5,000

1.92

$0.45

-

-

$0.50

20,000

2.80

$0.50

6,667

$0.50

$0.55

10,000

1.85

$0.55

6,667

$0.55

$0.56

21,166

2.88

$0.56

4,500

$0.56

$0.57

27,999

2.91

$0.57

-

-

$0.65

25,000

2.99

$0.65

8,334

$0.65

$0.66

182,222

1.68

$0.66

111,486

$0.66

$0.67

15,000

2.99

$0.67

5,000

$0.67

$0.78

1,504,450

1.51

$0.78

1,123,653

$0.78

$0.79

2,199,564

2.99

$0.79

733,203

$0.79

5,323,840

2.33

$0.68

2,348,637

$0.72

The weighted average fair value of employee stock options granted during the period ended August 8, 2005 was $0.75 (2004: $0.76) per share purchase option. The weighted average fair value of employee stock options repriced during the period ended June 30, 2005 was $Nil (2004: $0.52) per share purchase option as at the date of the reprice. The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model using the following average inputs:  volatility - 56%; risk free interest rate - 5%; option term - 3 years; and dividend yield - nil.  The total compensation expense of $494,259 has been allocated to the expense account associated with each individual employee expense and credited to contributed surplus.

