Form 10QSB
period 2005-08-30
Visiphor CORP
filed 2005-11-10
CIK 1088393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_______________

FORM 10-QSB

_______________

(Mark One)

☒

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

OR

☐

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

(604) 684-2449
(Issuer's telephone number)

_______________

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐ No ☒

As of November 9, 2005, 30,812,112 common shares of the Issuer were issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

VISIPHOR CORPORATION

FORM 10-QSB

For the Quarterly Period Ended September 30, 2005

NOTE REGARDING FORWARD-LOOKING STATEMENTS

Except for statements of historical fact, certain information contained herein constitutes “forward-looking statements,” within Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  In some cases, you can identify the forward-looking statements by Visiphor Corporation’s (“Visiphor” or the “Company”) use of the words such as “may,” “will,” “should,” “could,” “expect,” “plan,” “estimate,” “predict,” “potential,” “continue,” “believe,” “anticipate,” “intend,” “expect,” or the negative or other variations of these words, or other comparable words or phrases.  Forward-looking statements in this report include, but are not limited to: the Company’s expectation that revenues will increase during 2005 when compared to those of 2004 and that such revenues will continue to increase as newly developed products and solutions continue to gain increasing customer acceptance; management’s belief that increased revenues achieved as a result of the sale of products will more than offset increased technology development costs; the Company’s ability to fund its operations in the future; new contracts to be entered into the near future; the Company’s future operating expense levels; and the Company’s ability to achieve break-even operations on an operating cash flow basis during the fourth quarter of 2005.

Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results or achievements of the Company to be materially different from any future results or achievements of the Company expressed or implied by such forward-looking statements.  Such factors include, but are not limited to the following: the Company’s limited operating history; the Company’s need for additional financing; the Company’s history of losses; the Company’s dependence on a small number of customers; risks involving new product development; competition; the Company’s dependence on key personnel; risks involving lengthy sales cycles; dependence on marketing relationships; the Company’s ability to protect its intellectual property rights; risks associated with exchange rate fluctuations; risks of software defects; risks associated with product liability; risks associated with the Imagis UK partnership; the potential additional disclosure requirements for trades involving the issued common shares; the difficulty of enforcing civil liabilities against the Company or its directors or officers under United States federal securities laws; the volatility of the Company’s share price; risks associated with certain shareholders’ exercising control over certain matters; risks associated with the acquisition of Sunaptic Solutions Incorporated (“Sunaptic”) and the other risks and uncertainties described in Exhibit 99.1 to this Quarterly Report.

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

PART 1 – FINANCIAL INFORMATION

Item 1.   Financial Statements

The Company’s financial statements for the three and nine-month periods ended September 30, 2005 are included in response to Item 1 and have been compiled by the Company’s management.  The financial statements should be read in conjunction with Management’s Discussion and Analysis or Plan of Operations (Part 1, Item 2) and other financial information included elsewhere in this Form 10-QSB.

VISIPHOR CORPORATION (formerly IMAGIS TECHNOLOGIES INC.) BALANCE SHEETS AS AT SEPTEMBER 30, 2005 AND DECEMBER 31, 2004 (expressed in Canadian dollars)
	September 30, 2005 (Unaudited – Prepared by Management)	December 31, 2004
ASSETS
Current assets
Cash and cash equivalents	$ 91,377	$ 123,148
Accounts receivable	959,071	358,300
Accrued revenue receivable	27,000	27,000
Prepaid expenses and deposits	171,500	97,869
	1,248,948	606,317

Equipment (note 4)	428,901	208,624
Investment (note 5)	1	1
Advance on investment (note 6)	50,000	-
Intellectual property (note 7)	1,557,821	2,550,960
Other assets (note 8)	10,864	76,433
	$ 3,296,535	$ 3,442,335
LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current liabilities
Accounts payable and accrued liabilities	$ 1,603,189	$ 1,120,978
Deferred revenue	269,645	159,764
Capital lease obligations (note 9)	43,594	28,089
	1,916,428	1,308,831
Long-term liabilities
Capital lease obligations (note 9)	99,286	24,913

Shareholders' deficiency
Share capital (note 10)	30,278,455	26,230,920
Special warrants (note 10)	-	748,092
Share Subscription (note 10)	-	140,000
Contributed surplus	2,328,465	1,648,402
Deficit	(31,326,099)	(26,658,823)
	1,280,821	2,108,591
	$ 3,296,535	$ 3,442,335

Operations Note 1

Commitments Note 12

Subsequent event Note 15

See accompanying notes to financial statements

VISIPHOR CORPORATION

(formerly IMAGIS TECHNOLOGIES INC.)
STATEMENTS OF OPERATIONS AND DEFICIT
FOR THE THREE AND NINE- MONTH PERIODS ENDED SEPTEMBER 30, 2005 AND 2004
(expressed in Canadian dollars)

(Unaudited – Prepared by Management)

	Three-month period ended September 30,		Nine-month period ended September 30,
	2005	2004	2005	2004

Revenues:
Software sales	$547,494	$27,946	$1,512,578	$429,886
Support and services	459,799	74,603	737,568	269,611
Other	1,288	265	3,683	6,457
	1,008,581	102,814	2,253,829	705,954

Expenses:
Administration	877,625	485,315	2,116,769	1,996,107
Amortization	393,955	399,672	1,188,695	1,175,604
Bad debt expense	42,801	-	42,801	-
Cost of materials	23,100	-	23,100	-
Interest	8,623	3,813	20,191	25,309
Sales and marketing	368,695	290,956	1,225,160	766,965
Professional services	364,698	-	624,998	-
Technology development	466,471	186,640	1,289,816	702,764
Technical services	113,407	82,621	389,575	226,962
	2,659,375	1,449,017	6,921,105	4,893,711

Loss for the period	(1,650,794)	(1,346,203)	(4,667,276)	(4,187,757)

Deficit, beginning of period	(29,675,304)	(24,042,440)	(26,658,823)	(21,200,886)

Deficit, end of period	$(31,326,098)	$(25,388,643)	$(31,326,099)	$(25,388,643)

Loss per share – basic and diluted	$(0.06)	$(0.09)	$(0.18)	$(0.32)

Weighted average number of shares outstanding	29,857,782	15,718,416	26,530,555	12,973,332

See accompanying notes to financial statements.

VISIPHOR CORPORATION

(formerly IMAGIS TECHNOLOGIES INC.)
STATEMENTS OF CASH FLOWS
FOR THE THREE AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2005 AND 2004
(expressed in Canadian dollars)

(Unaudited – Prepared by Management)

	Three-month period ended September 30,		Nine-month period ended September 30,
	2005	2004	2005	2004
Cash provided by (used in):

Operations:

Loss for the period	$(1,650,794)	$(1,346,203)	$(4,667,276)	$(4,187,757)
Items not involving cash:
Amortization	393,955	399,672	1,188,695	1,175,604
Stock-based compensation	194,714	278,188	688,973	1,061,172
Gain on settlement of accounts payable	-	-	-	(27,287)
Changes in non-cash operating working capital:
Accounts receivable	(95,832)	263,363	(600,770)	306,736
Accrued revenue receivable	32,523	-	-	-
Prepaid expenses	21,570	(19,987)	(73,631)	(8,896)
Accounts payable and accrued liabilities	422,102	30,003	482,211	(159,734)
Deferred revenue	(401,933)	(202)	109,881	9,917
	(1,083,695)	(395,166)	(2,871,917)	(1,830,245)
Investments:
Purchase of equipment	(29,943)	(17,440)	(216,718)	(28,210)
Deferred acquisition costs	(50,000)	-	(50,000)	-
	(79,943)	(17,440)	(266,718)	(28,210)
Financing:

Issuance of common shares for cash	566,017	-	3,355,505	1,603,150
Share subscriptions received	-	325,000	-	325,000
Share issue costs	(3,225)	-	(204,971)	(69,000)
Capital lease repayments	(24,820)	(6,374)	(43,670)	(18,162)
	537,972	318,626	3,106,864	1,840,988

Increase (decrease) in cash	(625,666)	(93,980)	(31,771)	(17,467)
Cash and cash equivalents, beginning of period	717,043	162,740	123,148	86,227
Cash and cash equivalents, end of period	$91,377	$68,760	$91,377	$68,760

VISIPHOR CORPORATION

(formerly IMAGIS TECHNOLOGIES INC.)
STATEMENTS OF CASH FLOWS (continued)
FOR THE THREE AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2005 AND 2004
(expressed in Canadian dollars)

(Unaudited – Prepared by Management)

	Three-month period ended September 30,		Nine-month period ended September 30,
	2005	2004	2005	2004

Supplementary information and disclosures:
Issuance of common shares on conversion of special warrants	$-	$-	$781,801	$898,024
Issuance of common shares for settlement of debt	-	-	-	688,404
Finders fee recorded on issuance of common shares on conversion of special warrants	-	-	33,709	13,337
Issuance of warrants as financing costs	-	-	51,548	-
Issuance of common shares as financing costs	-	-	24,000	-
Equipment acquired under capital lease	67,610	4,359	133,547	4,359
Interest paid	8,623	3,813	20,191	25,309
Investment acquired for grant of exclusivity	-	1	-	1

See accompanying notes to financial statements.

1.

Operations:

Visiphor Corporation (the “Company” or “Visiphor”) was incorporated under the Company Act (British Columbia) on March 23, 1998 under the name Imagis Technologies Inc. (“Imagis”). On July 6, 2005 the Company changed its name to Visiphor Corporation and continued under the Canada Business Corporation Act. The Company operates in a single segment, being the development and sale of software applications and solutions.

These financial statements have been prepared on a going concern basis which includes the assumption that the Company will be able to realize its assets and settle its liabilities in the normal course of business.  At September 30, 2005, the Company had incurred a loss from operations of $4,667,276 and a deficiency in operating cash flow of $2,871,917. In addition, the Company has incurred significant operating losses and net utilization of cash in operations in all prior periods. At September 30, 2005, the Company has a working capital deficiency of $667,480. Accordingly, the Company will require continued financial support from its shareholders and creditors until it is able to generate sufficient cash flow from operations on a sustained basis. Failure to obtain ongoing support of its shareholders and creditors may make the going concern basis of accounting inappropriate, in which case the Company’s assets and liabilities would need to be recognized at their liquidation values. These financial statements do not include any adjustment due to this going concern uncertainty.

2.

Significant accounting policies:

The consolidated balance sheet as of September 30, 2005, the consolidated statements of operations and deficit for the three months and nine months ended September 30, 2005 and 2004, and the consolidated statements of cash flows for the three months and nine months ended September 30, 2005 and 2004, of the Company and its subsidiaries (collectively, the “Company”) are unaudited. The Company's consolidated balance sheet as of December 31, 2004, was derived from audited financial statements. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements are included herein. Other than those discussed in the notes below, such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results for a full year. The Company's consolidated financial statements and notes are presented in accordance with generally accepted accounting principles in Canada for interim financial information and in accordance with the instructions for Form 10-QSB and Article 10 of Regulation S-X, and do not contain certain information included in the Company's consolidated audited annual financial statements and notes. The consolidated financial statements and notes appearing in this report should be read in conjunction with the Company's consolidated audited financial statements and related notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004, as filed with the Securities and Exchange Commission on March 30, 2005 (file no. 000-30090).

The Company prepares its financial statements in accordance with generally accepted accounting principles in Canada and, except as set out in Note 16, also complies, in all material respects, with accounting principles generally accepted in the United States. The financial statements reflect the following significant accounting policies:

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

Significant accounting policies cont’d:

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

(2)    Significant accounting policies cont’d:

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

(f)

Use of estimates:

The preparation of financial statements in accordance with generally accepted accounting principles in Canada requires management to make estimates and assumptions that affect the amounts reported or disclosed in the financial statements.  Actual amounts may differ from these estimates.  Areas of significant estimate include, but are not limited to: valuation of accounts receivable; amortization periods of equipment, intellectual property and other assets; valuation of intellectual property; fair value inputs for calculation of stock-based compensation; and the valuation allowance of future income tax assets.

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

(i)

Stock-based compensation:

The Company has a stock-based compensation plan, which is described in note 10.  Subsequent to January 1, 2003, the Company accounts for all stock-based payments to employees and non-employees using the fair value based method.  Under the fair value based method, stock-based payments are measured at the fair value of the consideration received, or the fair value of the equity instruments issued, whichever is more reliably measured.

2.

Significant accounting policies cont’d:

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

Prior to January 1, 2003, the Company followed the settlement method of accounting for employee stock options.  The fair value method was used for non-employee grants made in the year ended December 31, 2002 and the settlement method for grants made prior to that date. Had compensation expense associated with employee stock options awarded prior to January 1, 2003 been determined in accordance with the fair value method, the Company’s net loss and net loss per share for the nine-month periods ended September 30, 2005 and 2004 would have been unaffected.

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

4.

Equipment:

At September 30, 2005	Cost	Accumulated amortization	Net book value

Computer hardware	$ 538,476	$ 381,416	$ 157,060
Leasehold improvements	135,954	7553	128,401
Furniture and fixtures	214,368	92,791	121,577
Software	150,676	142,044	8,632
Tradeshow Equipment	64,897	51,666	13,231

	$ 1,104,371	$ 675,470	$ 428,901

At December 31, 2004	Cost	Accumulated amortization	Net book value

Computer hardware	$ 412,691	$ 308,506	$ 104,185
Furniture and fixtures	134,886	68,500	66,386
Software	134,871	122,199	12,672
Telephone Equipment	6,761	1,485	5,276
Tradeshow Equipment	64,897	44,792	20,105
Leasehold Improvements	734	734	-

	$ 754,840	$ 546,216	$ 208,624

Equipment under Capital lease:

Included in computer hardware as at September 30, 2005 is $152,991 (December 31, 2004: $86,524) in cost and accumulated amortization of $66,833 (December 31, 2004: $40,663) of computer hardware under capital lease.

 Included in furniture and fixtures as at September 30, 2005 is $74,148 (December 31, 2004: $9,105) in cost and accumulated amortization of $9,299 (December 31, 2004: $4,401) of furniture and fixtures under capital lease.

5.

Investment

On July 31, 2004 the Company entered into an agreement with a United Kingdom (“UK”) Company to form a jointly owned subsidiary, Imagis Technologies UK Limited (“Imagis UK”). Imagis UK is the exclusive distributor of Visiphor’s software products in the UK and a non-exclusive distributor on a world-wide basis. The Company owns a 25% interest in Imagis UK in consideration of the grant of UK exclusivity, and the UK Company has committed to provide £500,000 (approximately $1.25 million) over the next two years to support the initial start-up costs of Imagis UK in consideration for a 75% ownership interest in Imagis UK. The Company’s initial investment in Imagis UK has been recorded at a nominal amount of $1 and the Company’s share of Imagis UK’s income will be accounted for on an equity accounted basis. Imagis UK’s operations are in the start-up phase, and there has been no significant gain or loss to date.  The Company is not required to make any advances to Imagis UK and has not made any advances to date.

6.

Advance on Investment

The Company has entered into an agreement to acquire Sunaptic a privately-held, Vancouver-based company specializing in providing integration solutions using Microsoft technologies such as .NET and BizTalk Server for the health care and financial services marketplaces. On September 27, 2005 the Company made a $50,000 non-refundable lock-up payment to Sunaptic. The Company agreed to acquire 100% of the outstanding shares of Sunaptic for consideration of $3,200,000. The consideration will consist of $2,720,000 in cash and 960,000 common shares of the Company at a deemed price of $0.50 per share. The common shares issued by the Company will be held in escrow, with 50% to be released on the 12 month anniversary of closing of the acquisition and 50% to be released on the 18 month anniversary of the closing of the acquisition. The closing of the acquisition is subject to the Company completing an associated financing of sufficient size to fund the cash portion of the consideration. This transaction is subject to regulatory approval. Under the terms of the agreement the transaction is required to close on or before November 18, 2005.

7.

Intellectual property:

At September 30, 2005	Cost	Accuamulated amortization	Net book value

Intellectual property	$ 3,972,552	$ 2,414,731	$ 1,557,821

At December 31, 2004	Cost	Accumulated amortization	Net book value

Intellectual property	$ 3,972,552	$ 1,421,592	$ 2,550,960

8.

Other assets:

At September 30,2005	Cost	Accuamulated amortization	Net book value

Patents	$ 78,227	$ 67,363	$ 10,864
License	236,395	236,395	-

	$ 314,622	$ 303,758	$ 10,864

At December 31, 2004	Cost	Accumulated amortization	Net book value

Patents	$ 78,227	$ 47,806	$ 30,421
License	236,394	190,382	46,012

	$ 314,621	$ 238,188	$ 76,433

9.

Capital lease obligations:

2005

2004

2005, including buy-out options

$

  14,366

$        34,836

2006, including buy-out options

  65,296

  14,784

2007, including buy-out options

  65,442

  14,931

2008, including buy-out options

  34,628

-

  179,732

  64,551

Implicit interest portion

  (36,852)

  (11,549)

  142,880

  53,002

Current portion of capital lease obligations

  43,594

  28,089

Long-term portion of capital lease obligations

$

  99,286

$

  24,913

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

Issued in settlement of accounts payable

  2,654,675

1,019,562

Issued for acquisition of intellectual property

  187,500

75,000

Share issuance costs

-

(82,337)

Balance, December 31, 2004

  20,795,281

26,230,920

Issued during period for cash:

Private Placements

  7,107,785

2,700,225

Options exercised

  211,895

86,630

Warrants exercised

  1,630,000

708,650

Special Warrants exercised

  1,007,151

781,802

Fair value of options exercised

-                            60,458

Share Issuance Costs                                                                                                        -                        (314,230)

Issuance of shares as share issuance cost                                                           60,000                            24,000

Balance, September 30, 2005

   30,812,112

 $

  30,278,455

10.   Share capital cont’d:

 (c)

Special warrants:

During October and November 2003, the Company sold a total of 9,796,087 special warrants (the “Special Warrants”) at $0.1725 per Special Warrant in a series of four tranches.  Cash proceeds of $899,075 less commissions of $39,757 were received for the sale of 5,212,029 Special Warrants and 4,584,058 Special Warrants were issued in settlement of $790,750 in debt.  Each Special Warrant was exercisable, for no additional consideration, into units consisting of 0.2222 common shares and 0.2222 share purchase warrants, with the exception of 1,002,899 Special Warrants issued to insiders of the Company.  The units issued to insiders of the Company were exercisable into 0.2222 common shares with no share purchase warrant.  Each whole warrant entitled the holder for two years from the date of issue of the Special Warrants to acquire one additional common share at an exercise price of $1.04 per share in the first year and $1.14 per share in the second year.  The Special Warrants were convertible at the holders’ option at any time for an eighteen month period and converted automatically at the end of the eighteen months.  The Company was not required to meet any conditions prior to conversion.  Finder’s fees of $39,758 cash and 38,641 in broker’s warrants exercisable at $1.04 per share were paid.  The brokers’ warrants were exercisable until October 30, 2004 and have been recorded at the fair value as at the date of issue of $7,327 as a reduction in the proceeds of the Special Warrants and an increase in contributed surplus.  As at September 30, 2005, 2,176,907 units have been issued on conversion of all the Special Warrants which resulted in the issuance of 2,176,907 common shares and 2,176,907 share purchase warrants.

(d)

Warrants:

At December 31, 2004, and September 30, 2005, the following warrants were outstanding:

December 31, 2004	Issued	Exercised	Expired	September 20, 2005	Exercise price	Expiry date

1,840,671	784,300	-		2,624,971	$0.46	November 30, 2005
4,007,875	-	(125,000)	-	3,882,875	$0.50	April 28, 2005
					or at $0.75	April 28, 2006
226,584	-	-	-	226,584	$0.50	April 29, 2005
					or at $0.75	April 29, 2006
166,700	-	(80,000)	-	86,700	$0.53	May 20, 2005
					or at $0.75	May 20, 2006
	2,505,000	(125,000)	-	2,380,000	$0.55	May 24, 2006
187,500	-	-	-	187,500	$0.40	November 29, 2005
					or at $0.50	November 29, 2006
3,930,333	-	(1,000,000)	-	2,930,333	$0.40	November 30, 2005
					or at $0.50	November 30, 2006
946,166	-	-	-	946,166	$0.45	December 31, 2005
					or at $0.55	December 31, 2006
-	2,857,785	(300,000)	-	2,557,785	$0.45	January 11, 2006
					or at $0.55	January 11, 2007

11,305,829	6,147,085	(1,630,000)	-	15,822,914

On September 27, 2005, the Company re-priced 2,624,971 warrants to $0.46 and extended their expiry date to November 30, 2005. The re-priced warrants consisted of 1,954,042 warrants with an original exercise price of $1.14 and 670,929 warrants with an original exercise price of $0.64. The original expiry dates for the warrants with an original exercise price of $1.14 were: 64,412 at September 30, 2005; 128,824 at October 10, 2005; 386,473 at October 14, 2005; 397,811 at October 30, 2005; 976,522 at October 31, 2005. The original expiry dates for the warrants with an original exercise price of $0.64 were 311,079 at October 30, 2005 and 359,850 at November 20, 2005.

10.   Share capital cont’d:

 (e)

Options:

The Company has a stock option plan that was approved at the Company’s annual general meeting of shareholders on June 17, 2005.  Under the terms of the plan the Company may reserve up to 5,889,756 common shares for issuance under the plan.  The Company has granted stock options to certain employees, directors, advisors, and consultants.  These options are granted for services provided to the Company.  All options granted prior to November 25, 2003 expire five years from the date of grant with the exception of 22,222 options issued during 2002 to a consultant that expired two years from the date of grant.  All options granted subsequent to November 25, 2003, expire 3 years from the date of the grant.  All options vest one-third on the date of the grant, one-third on the first anniversary of the date of the grant and one-third on the second anniversary of the date of the grant.  On November 25, 2003 all stock options along with the Company’s outstanding shares were consolidated on a 1 new option for 4.5 old basis. During the year ended December 31, 2004 all options outstanding as at December 31, 2003 were repriced to $0.78. For options that were granted prior to the adoption of the fair value based method, the fair value of the award was remeasured at the date of modification, and the full amount of the fair value was recorded as the compensation cost to the extent that vesting has occurred at December 31, 2004.

For options issued in 2003 and previously accounted for under the fair value method, modification accounting is applied.  Under modification accounting the Company recorded additional expense equal to the difference between the fair value of the original award on the date of the repricing, and the fair value of the modified award also on the date of the repricing.

A summary of the status of the Company’s stock options at September 30, 2005, and December 31, 2004 (giving retroactive effect to the share consolidation), and changes during the periods ended on those dates are presented below:

September 30, 2005

December 31, 2004

Weighted average

Weighted average

Shares

exercise price

Shares

exercise price

Outstanding, beginning of period

  3,092,334

 $ 0.61

  770,294

 $ 5.26

Repriced to $0.78

-

     -

(4.48)

Granted

  2,685,896

0.74

  2,690,925

0.58

Exercised

  (211,895)

0.41

-

    -

Cancelled

  (253,335)

0.71

  (368,885)

0.78

Outstanding, end of period

  5,313,000

$ 0.68

  3,092,334

 $ 0.61

10.   Share capital cont’d:

(e)

Options cont’d:

The following table summarizes information about stock options outstanding at September 30, 2005:

Options outstanding

Options exercisable

Number

Number

outstanding

Weighted

Weighted

exercisable,

Weighted

September 30,

remaining

average

September 30,

average

Exercise price

2005

contractual life

exercise price

2005

exercise price

$0.33

69,999

2.21

$0.33

-

     -

$0.34

13,333

2.11

$0.34

-

     -

$0.35

10,333

2.22

$0.35

1,667

$0.35

$0.36

44,072

2.37

$0.36

11,482

$0.36

$0.39

105,000

2.52

$0.39

35,000

$0.39

$0.40

991,033

1.90

$0.40

617,525

$0.40

$0.41

13,000

1.73

$0.41

7,000

$0.41

$0.45

5,000

1.67

$0.45

-

    -

$0.49

50,000

2.92

$0.49

16,667

$0.49

$0.50

37,500

2.72

$0.50

12,834

$0.50

$0.55

10,000

1.59

$0.55

6,667

$0.55

$0.56

21,166

2.63

$0.56

4,500

$0.56

$0.57

27,999

2.66

$0.57

-

     -

$0.65

40,000

2.81

$0.65

13,334

$0.65

$0.66

182,222

1.65

$0.66

111,487

$0.66

$0.67

15,000

2.76

$0.67

5,000

$0.67

$0.68

10,000

2.85

$0.68

3,334

$0.68

$0.69

20,000

2.86

$0.69

6,667

$0.69

$0.78

1,454,446

1.26

$0.78

1,089,990

$0.78

$0.79

2,192,897

2.73

$0.79

730,983

$0.79

5,313,000

2.11

$0.68

2,674,137

$0.68

The weighted average fair value of employee stock options granted during the period ended September 30, 2005 was $0.74 (2004: $0.60) per share purchase option. The weighted average fair value of employee stock options repriced during the period ended September 30, 2005 was $Nil (2004: $0.52) per share purchase option as at the date of the reprice. The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model using the following average inputs:  volatility - 67%; risk free interest rate - 5%; option term - 3 years; and dividend yield - nil.  The total compensation expense of $688,973 has been allocated to the expense account associated with each individual employee expense and credited to contributed surplus.

11.

Related-party transactions not disclosed elsewhere are as follows:

At September 30, 2005, accounts payable and accrued liabilities included $404,370 (at December 31, 2004 - $284,759) owed by the Company to directors and officers and companies controlled by directors and officers of the Company. These amounts are unsecured, non-interest bearing and payable on demand. At September 30, 2005, accounts payable and accrued liabilities included $348,810 (at December 31, 2004 - $300,500) owed by the Company to companies formerly related by virtue of having a director or officer in common with the Company.

12.

Commitments:

The Company is committed to the following operating lease payments over the next four years:

Year	Equipment	Building	Total

2005	$ 14,366	$ 37,037	$ 51,403
2006	65,296	248,885	314,181
2007	65,442	202,900	268,342
2008	34,629	202,900	237,529

	$ 179,733	$ 691,722	$ 871,455

The lease for the Company’s head office expired on June 30, 2005, and new premises were obtained under a sublease. The terms of the sublease are for 10,938 square feet for the period of August 1, 2005 to December 30, 2009. The monthly rent is $16,908.33 with rent abatement for the first three-month period and a partial payment of $4,800 for November 2005.

On January 27, 2005 the Company received a Notice of Demand from OSI Systems PVT Ltd (“OSI”) for USD$500,000 alleging that the Company was in default under the terms of various agreements. On August 16, 2005 the parties settled this claim. Under the terms of the settlement the Company agreed to pay OSI USD$400,000. The Company made a payment of USD$100,000 on September 1, 2005 and has agreed to make a second payment of USD$125,000 on November 15, 2005 and a final payment of USD$175,000 on December 31, 2005.

13.

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

14.

Segmented information:

The Company operates in a single segment: the development and sale of software.  Management of the Company makes decisions about allocating resources based on this one operating segment.

Substantially all revenue is derived from sales to customers located in Canada, the United States, the United Kingdom and Saudi Arabia.  Geographic information is as follows:

2005                             2004

Canada

$

  644,766

$

125,682

United States

  1,577,601

135,667

United Kingdom

 31,462

352,428

Saudi Arabia

-

58,462

Other

-

33,715

$

  2,253,829

$

705,954

Substantially all of the Company’s fixed assets are in Canada.

Major customers, representing 10% or more of total revenue are:

2005                              2004

Customer A

$

 497,666

$

-

Customer B

 328,364

-

Customer C

 260,614

  23,510

Customer D

 15,644

  150,168

Customer E

-

  98,142

15.

Subsequent event:

Subsequent to September 30, 2005:

a)

The Company announced its intention to complete a brokered private placement by way of an offering memorandum (“the Offering”) of up to $5,500,000. The Offering will consist of up to 11 million units priced at $0.50 per unit. Each unit will consist of one common share and one half common share purchase warrant.  Each whole warrant will entitle the holder for one year from the date of issue of the units to acquire one additional common share in the capital of Visiphor at an exercise price of $0.60 or at $0.75 for a second year. The private placement will be subject to regulatory approval. The Company has agreed to pay the following consideration to the agent for the Offering:

i.

a cash commission of 7% of the gross proceeds of the Offering;

ii.

brokers’ warrants entitling the holder to purchase up to such number of units as is equal to 10% of the total number of units sold through the Offering, each warrant exercisable for a period of two years for one unit at $0.50;

iii.

a work fee of $25,000 cash plus reasonable expenses.

16.

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

16.

United States generally accepted accounting principles cont’d:

(c)

Warrants issuance for services cont’d:

The effect of these accounting differences on deficit, net loss, loss per share and future income taxes under United States accounting principles are as follows:

Nine-month period ended

September 30,              September 30,
                                                                                                                                               2005                               2004

Deficit, Canadian GAAP

$

  (31,326,099)

$

(25,388,643)

Cumulative stock-based compensation (a)

  (1,380,198)

(1,380,198)

Beneficial conversion options (b)

  (208,200)

(208,200)

Warrants issued for services (c)

  (722,000)

(722,000)

Deficit, U.S. GAAP

$

  (33,636,497)

$

(27,699,041)

Loss for the period, Canadian GAAP

$

  (4,667,276)

$

(4,187,757)

Stock-based compensation

-

(35,000)

Loss for the period, U.S. GAAP

$

  (4,667,276)

$

(4,222,757)

Loss per share, U.S. GAAP – basic and diluted

$

(0.18)

$             (0.32)

Item 2.  Management’s Discussion and Analysis or Plan of Operation

About Visiphor

Visiphor develops and markets software that simplifies, accelerates, and economizes the process of connecting existing, disparate databases, enhanced as appropriate with biometric facial recognition technology. The combination of these technologies enables information owners to share data securely with external stakeholders and software systems using combinations of text or imagery. This includes searching disconnected data repositories for information about an individual using only a facial image.  This allows organizations to quickly create regional information sharing networks. The Company also uses its core integration technologies to provide law enforcement arrest and booking automation solutions.

Using industry standard Web Services and XML, the Company delivers a secure and economical approach to true, real-time data and application interoperability. Production deployments of the Company’s core integration technology—the Briyante Integration Environment (“BIE”)—have demonstrated positive reductions in the time and risk associated with implementing and supporting integrated access to physically and technologically disparate computers. The Company believes the broad ranging applicability of BIE into a variety of vertical markets such as health care, financial services, government services and telecommunications has been demonstrated by recent, successful deployments in the United States.

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

Use of estimates

The preparation of financial statements in accordance with generally accepted accounting principles in Canada requires management to make estimates and assumptions that affect the amounts reported or disclosed in the financial statements. Actual amounts may differ from these estimates. Areas for significant estimate include but are not limited to: valuation of accounts receivable; amortization periods for equipment, intellectual property and other assets; valuation of intellectual property; fair value inputs for calculation of stock-based compensation; and the valuation allowance of future income tax assets.

Stock-based compensation

Subsequent to January 1, 2003, the Company accounts for all stock-based payments to employees and non-employees using the fair value based method.  Under the fair value based method, stock-based payments are measured at the fair value of the consideration received, or the fair value of the equity instruments issued, whichever is more reliabily measured.

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

Prior to January 1, 2003, the Company followed the settlement method of accounting for employee stock options.  The fair value method was used for non-employee grants made in the year ended December 31, 2002 and the settlement method for grants made prior to that date. Had compensation expense associated with employee stock options awarded prior to January 1, 2003 been determined in accordance with the fair value method, the Company’s net loss and net loss per share for the nine-month periods ended September 30, 2005 and 2004 would have been unaffected.

Results of Operations for the three-month period and nine-month period ended September 30, 2005 compared to the three-month period and nine-month period ended June 30, 2004:

Revenues

Visiphor’s total revenues increased 881% to $1,008,581 for the three-month period ended September 30, 2005 compared to $102,814 during the same period of the prior year. The year to date revenues increased 219% to $2,253,829 over the prior year level of $705,954.

Revenues from the Company’s software products rose 1859% to $547,494 for the current three-month period as compared to $27,946 for 2004. Software sales revenues increased by 252% to $1,512,578 for the year over the prior year’s level of $429,886. This growth was seen in the Company’s core product lines of BIE and law enforcement.

Support and services revenues were 516% greater at $459,799 for the three-month period ended September 30, 2005 than in 2004 of $74,603. Support and services revenues for the year to date increased 174% to $737,568 over the prior year level of $269,611. The support and services revenues increased as a result of additional sales of software providing increased levels of customization, installation, and support contracts.

Visiphor expects that revenues will increase in subsequent quarters of 2005 when compared to those of 2004 and will continue to increase as the Company’s current and newly developed products and solutions continue to gain increasing customer acceptance.  The Company’s deferred revenues at September 30, 2005 were $269,645, which combined with revenues to date for the year of $2,253,829 represents sales of $2,523,474 through the third quarter of this fiscal year. In addition, the Company has received orders for further sales totalling approximately $1.6 million.

There can be no assurance however that all of the Company’s sales characterized as deferred revenue in its unaudited financial statements through the period ended September 30, 2005 will later be booked as revenue in future periods.  Further, there can be no assurance that all orders for further sales received to date will result in actual future revenues to the Company.

Other revenues for the three-month period ended September 30, 2005 were $1,288, whereas other revenues of $265 were earned in the prior year. Other revenues declined by 43% for the year to date to $3,683 compared to $6,457 for 2004. These revenues were primarily earned through interest revenue and the sale of computer supplies.

Operating Costs

Operating expenses totalled $2,659,375 for the three-month period ended September 30, 2005, which is 84% greater than the 2004 operating expenses of $1,449,017. The 2005 expenses include stock-based compensation of $194,714 due to Visiphor’s employee stock option plan and $393,955 in amortization, which includes $322,713 in amortization costs for the intellectual property acquired in the Briyante acquisition. The 2005 expenses also include a one-time charge of $177,060 (USD$150,000; USD$250,000 was recorded as an estimate in a prior period) incurred in settlement of the OSI legal dispute. Excluding these charges the 2005 operating expenses total $1,893,646. The 2004 expenses include stock-based compensation of $278,188 and amortization of $399,672, which includes $322,713 in amortization costs for the intellectual property acquired in the Briyante acquisition. Excluding these items, the operating expenses for 2004 were $771,157. The difference of $1,122,489 between 2005 and 2004 represents a 145% increase in operating expenses over the prior period. The increased costs over the prior year are due to hiring additional staff in all departments to increase sales, continue product development, and meet the increased demand for Visiphor’s products and services.

Operating expenses totalled $6,921,105 for the nine-month period ended September 30, 2005, which is 41% greater than the 2004 operating expenses of $4,893,711. The 2005 expenses include stock-based compensation of $688,973, $1,188,695 in amortization, which includes $968,139 in amortization costs for the intellectual property acquired in the Briyante acquisition and $177,060 incurred in settlement of the OSI legal dispute. Excluding these charges the 2005 operating expenses total $4,866,377. The 2004 expenses include stock-based compensation of $1,061,172 and amortization of $1,175,604. Excluding these items, the operating expenses for 2004 were $2,656,935.  The difference of $2,209,442 between 2005 and 2004 represents an 83% increase in operating expenses over the prior year. The increased costs over the prior period resulted from significant increases in staffing and related costs. Staff levels have increased from 35 at January 1, 2005 to 63 at September 30, 2005. The current operating expense level is approximately $7,500,000 per year and may increase if additional resources are required to meet sales demands.

Administration

Administrative costs for the three-month period ended September 30, 2005 were $877,625, which is 81% greater than for 2004 of $485,315. These costs include a stock-based compensation charge of $94,679 and $177,060 incurred in settlement of the OSI legal dispute in 2005 and stock-based compensation charge of $278,188 in 2004. Excluding these charges, the administrative costs were $605,886 in 2005 versus $207,127 in 2004, which represents a 193% increase. This increase was due to the addition of staff including shareholder relations employees and related expenses and increases in travel, legal and accounting expenses. Administrative costs include staff salaries and related benefits and travel, stock-based compensation, consulting and professional fees, facility and support costs, shareholder, regulatory and shareholder relations costs.

Administrative costs for the nine-month period ended September 30, 2005 were $2,116,769, which is 6% greater than for 2004 of $1,996,107. These costs include the stock-based compensation charge of $362,987 and $177,060 incurred in settlement of the OSI legal dispute in 2005 and $1,061,172 in stock-based compensation in 2004. Excluding these charges, the administrative costs were $1,576,722 in 2005 versus $934,935 in 2004, which represents a 69% increase.  The current level of administrative cost is expected to remain the same or be reduced for the balance of 2005.

Interest and Amortization

The interest expense for the three-month period ended September 30, 2005 of $8,623, which is 126% greater than for 2004 of $3,813, is primarily due to interest charged on equipment leases and various supplier accounts. The amortization expense of $393,955 for 2005 is consistent with 2004 of $399,672 and is primarily due to amortization of the acquisition of the intellectual property of Briyante.

The decrease in interest expense of $5,118 for the nine-month period ended September 30, 2005 over the prior year level is primarily due to a reduction in outstanding leases. The amortization expense of $1,188,695 for 2005 is comparable to the 2004 expense of $1,175,604 and is primarily due to the acquisition of the intellectual property of Briyante.

Bad Debt Expense

The bad debt expense for the three-month period ended September 30, 2005 of $42,801 consists of two customers that defaulted on payment for software licenses. There was no comparable expense during the same period in 2004. This was the only bad debt expense for 2005 and there was no bad debt expense in 2004.

Cost of Materials

Cost of materials for the three-month period ended September 30, 2005 of $23,100 is for security clearance for the King County RAIN project. This was the only cost of materials expense in 2005 and there is no cost of materials expense in 2004.

Sales and Marketing

Sales and marketing expenses for the three-month period ended September 30, 2005 were $368,695 compared to $290,956 during the same period last year, which represents an increase of 27%. These costs include a stock-based compensation charge of $30,411 in 2005. Excluding this charge, the sales and marketing costs were $338,284 in 2005, which represents a 16% increase over 2004.

Sales and marketing expenses for the nine-month period ended September 30, 2005 were $1,225,160 and were 60% greater than in 2004 of $766,965. These costs include a stock-based compensation charge of $95,623 in 2005. Excluding this charge, the sales and marketing costs were $1,129,537 in 2005, which represents a 47% increase over 2004. Visiphor significantly increased the size of its marketing team in 2005 and the increase is due to salaries for new staff.

Technology Development

The technology development expenses for the three-month period ended September 30, 2005 were $466,471 which is 150% greater than the 2004 costs of $186,640. Technology development expenses include a stock-based compensation charge of $38,208 in 2005. Excluding this the 2005 expense is $428,263 which is 129% higher than 2004. This increase was primarily due to hiring additional staff and the associated costs required to maintain our enhancement of existing products and new product development.

The technology development expenses for the nine-month period ended September 30, 2005 were $1,289,816 which is 84% higher than the 2004 costs of $702,764. The 2005 costs include a stock-based compensation charge of $135,469. Excluding this charge, the costs were $1,154,347 in 2005, which represents a 64% increase over 2004.  This increase was primarily due to hiring additional staff and the associated costs required to maintain our enhancement of existing products and new product development. Management expects that the increased revenues achieved as a result of the sale of products will more than offset the increased costs. Management believes that continuing to invest in technology advancements is crucial to the future success of Visiphor.

Technical Services

Costs for the technical services group for the three-month period ended September 30, 2005 were $113,407, which is 37% greater than the 2004 costs of $82,621. These costs include a stock-based compensation charge of $4,587 in 2005. Excluding this charge, the technology services costs were $108,820 in 2005, which represents a 32% increase over 2004. The increase is due to the hiring of staff and associated costs to meet the support requirements for the sales orders described above and provide the staff required for quality assurance testing of product enhancements.

Costs for the technical services group for the nine-month period ended September 30, 2005 were $389,575, which is 72% greater than the 2004 costs of $226,962. These costs include a stock-based compensation charge of $15,920 in 2005. Excluding this charge, the technology services costs were $373,655 in 2005, which represents a 65% increase over 2004.  The technical services group conducts quality assurance testing and provides clients with any technical support they may require under annual support contracts, and includes primarily costs for salaries, facilities and travel. Costs for future quarters will be dependent on the sales levels achieved by the Company.

Professional Services

Costs for the professional services group for the three-month period ended September 30, 2005 were $364,698. These costs include a stock-based compensation charge of $26,829. Excluding this charge, the professional services costs were $337,869. Professional Services is a new department that was initiated in the second quarter of 2005;

consequently, there are no comparative figures for 2004. The professional services group is responsible for the installation of Visiphor’s products and training of Visiphor’s customers and business partners in the use of our products. The costs include salaries, travel and general overhead expenses. Costs for future quarters will be dependent on the sales levels achieved by the Company.

Costs for the professional services group for the nine-month period ended September 30, 2005 were $624,998. These costs include a stock-based compensation charge of $78,974. Excluding this charge, the professional services costs were $546,024.

Net Loss for the Period

The Company's current net loss on a monthly basis is approximately $550,000.  Management believes that providing cash operating expense information may be helpful to investors with respect to the Company's results of operations, because it excludes certain non-cash amortization amounts that the Company has incurred primarily as a result of its acquisition of certain intellectual property of Briyante that prevents an accurate period-to-period comparison as well as stock-based compensation that does not require cash payments and one-time unusual expenses.  When excluding such expenses, the Company's current rate of loss on a cash operating expense basis is approximately $295,000 per month.

Overall, the Company incurred a net loss for the three-month period ended September 30, 2005 of $1,650,794, or $0.06 per share, which is 23% higher than the net loss incurred during the three-month period ended September 30, 2004 of $1,346,203, or $0.09 per share. Adjusting the loss to take into account the expenses described above in the paragraph above, the losses become $885,065 for 2005 and $668,343 for 2004, representing a 32% increase.

The Company incurred a net loss for the nine-month period ended September 30, 2005 of $4,667,276 or $0.18 per share, which is 12% higher than the net loss incurred during the period ended September 30, 2004 of $4,187,757 or $0.32 per share. Adjusting the loss to take into account the items described in the paragraph above, the losses become $2,612,548 for 2005 and $1,950,981 for 2004, representing a 34% increase.

The Company has received sales orders totalling $1.6 million that have not commenced installation and the revenue will not be recognised until future quarters.  There can be no assurance however that all orders for further sales received to date will result in actual future revenues to the Company.

In the Company's most recent Form 10-KSB, management stated that it believed that the Company would be able to achieve break-even operations on an EBITDA basis during the second and third quarters of 2005.  Due to the timing of the completion of existing contracts and its effect upon the recognition of revenue, management revised this estimate.  After excluding the Company's quarterly amortization expenses of $395,000 primarily associated with the Briyante acquisition and any stock-based compensation expense associated with granting options, management believes that it will achieve break-even operations on a cash operating basis by the end of the fourth quarter of 2005.

Summary of Quarterly Results

	Q3-2005	Q2-2005	Q1-2005	Q4-2004	Q3 – 2004	Q2 - 2004	Q1 - 2004	Q4 - 2003

Total Revenue	$1,008,581	920,620	324,628	327,016	102,814	317,085	286,055	263,793
Loss	(1,650,794)	(1,562,291)	(1,454,190)	(1,270,180)	(1,346,203)	(1,259,753)	(1,581,801)	(959,283)
Net loss per share	(0.06)	(0.06)	(0.06)	(0.08)	(0.09)	(0.09)	(0.14)	(0.15)

The Company’s changes in its net losses per quarter fluctuate according to the volume of sales. As the Company currently has a small number of customers generating the majority of its revenues, there is no consistency from one quarter to the next and past quarterly performance is not considered to be indicative of future results. The Company had significantly reduced its operating expenses during the period from the third quarter of 2002 through the third quarter of 2003, which also had a large impact on the comparative loss figures. In the latter part of 2004 and in 2005, the Company hired additional staff to meet the demands of the sales orders described above, causing a significant increase in expense levels. The Company is not aware of any significant seasonality affecting its sales.

Liquidity and Capital Resources

The Company’s aggregated cash on hand at the beginning of the three-month period ended September 30, 2005 was $717,043. During the period, the Company received additional net funds of $563,750 from the exercise of warrants and $2,267 from the exercise of options.

The Company used these funds primarily to finance its operating loss for the period. The impact on cash of the loss of $1,650,794, after adjustment for non-cash items and changes to other working capital accounts in the period, resulted in a negative cash flow from operations of $1,083,695. The Company also repaid capital leases of $24,820 and purchased capital assets of $29,943.  Overall, the Company’s cash position decreased by $625,666 to $91,377 at September 30, 2005.

The Company’s aggregated cash on hand at the beginning of the nine-month period ended September 30, 2005 was $123,148. During the period, the Company received additional net funds of $2,358,479 from two private placements.  Due to an increase in the Company’s stock price the Company also received proceeds of $86,630 from the exercise of options and $705,425 from the exercise of warrants.

The Company used these funds primarily to finance its operating loss for the period. The impact on cash of the loss of $4,667,276, after adjustment for non-cash items and changes to other working capital accounts in the period, resulted in a negative cash flow from operations of $2,871,917. The Company also repaid capital leases of $43,670 and purchased capital assets of $216,718.  Overall, the Company’s cash position decreased by $31,771 to $91,377 at September 30, 2005.

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

During the final quarter of 2004, the Company was awarded a contract with PRIME Corp. of British Columbia, Canada to deploy the Visiphor flagship InForce Arrest and Booking (InForce AB) software as an integrated component of the province-wide Police Records Information Management Environment (PRIME-BC). This contract will result in revenues to the Company in excess of $800,000.  The Company has received $482,011 and has a receivable of $215,410 for services completed as at September 30, 2005. Revenue of $603,379 has been recorded with $94,041 recorded in deferred revenue which represents a 10% holdback for software and unearned support, the remainder of the contract is expected to be completed by the end of 2005.

In April 2005, the Company signed a USD$780,500 contract with King County of Washington to supply an expansion of the RAIN (Regional Automated Information Network) project for the County’s law enforcement agencies. This project will expand RAIN’s capabilities and benefits to over 3,000 officers across 23 independent police jurisdictions responsible for protecting over 1.7 million citizens. Revenues of $497,666 from this contract were recognized in the second quarter of 2005, the remainder is expected to be recognized during the fourth quarter of 2005.

In June 2005, the Company signed a contract in excess of $350,000 with the Department of Homeland Security (DHS). The contract was received on behalf of the DHS Metadata Center of Excellence. The software will be used to design and deploy a metadata (data describing data) repository and a federal query information sharing capability. The Company has recognized $237,583 in revenue as at September 30, 2005, the remainder is expected to be recognized during the fourth quarter of 2005.

In August 2005, the Company signed a contract in excess of $400,000 with the Department of Homeland Security (DHS). The contract was received on behalf of Customs and Border Protection. The software will be used to provide a federated query application capable of simultaneously searching multiple, disparate data sources. The Company has recognized $280,313 in revenue as at September 30, 2005, the remainder is expected to be recognized during the fourth quarter of 2005.

The Company also has received other orders with certain agencies in the United States that total an additional approximately $1,000,000.  The amounts due under these contracts are expected to be received by the Company in the fourth quarter of 2005 or early in 2006. There can be no assurance however that any or all of such orders will result in actual revenues to the Company.

The Company has entered into an agreement to acquire Sunaptic, a privately-held Vancouver-based company specializing in providing integration solutions using Microsoft technologies such as .NET and BizTalk Server for the health care and financial services marketplaces. On September 27, 2005, the Company made a $50,000 non-refundable lock-up payment to Sunaptic. The Company agreed to acquire 100% of the outstanding shares of Sunaptic for consideration of $3,200,000. The consideration will consist of $2,720,000 in cash and 960,000 common shares of the Company at a deemed price of $0.50 per share. The common shares issued by the Company will be held in escrow, with 50% to be released on the 12 month anniversary of closing of the acquisition and 50% to be released on the 18 month anniversary of the closing of the acquisition.    The closing of the acquisition will be subject to the Company completing an associated financing of sufficient size to fund the cash portion of the consideration.  This transaction will be subject to regulatory approval.  Under the terms of the agreement the transaction is required to close on or before November 18, 2005.

The Company announced its intention to complete a brokered private placement by way of an offering memorandum (“the Offering”) of up to $5,500,000. The Offering will consist of up to 11 million units priced at $0.50 per unit. Each unit will consist of one common share and one half common share purchase warrant.  Each whole warrant will entitle the holder for one year from the date of issue of the units to acquire one additional common share in the capital of Visiphor at an exercise price of $0.60 or at $0.75 for a second year. The private placement will be subject to regulatory approval. The Company has agreed to pay the following consideration to the agent for the Offering:

i.

a cash commission of 7% of the gross proceeds of the Offering;

ii.

brokers’ warrants entitling the holder to purchase up to such number of units as is equal to 10% of the total number of units sold through the Offering, each warrant exercisable for a period of two years for one unit at $0.50;

iii.

a work fee of $25,000 cash plus reasonable expenses.

If completed, the proceeds of the Offering will be used to pay the cash consideration portion of the Sunaptic acquisition and the associated costs of the acquisition and the financing, including legal, accounting, and commissions. If the maximum Offering is completed, the net proceeds of the Offering available to the Company for working capital purposes will be approximately $2 million. There can be no assurance that the acquisition of Sunaptic or any or all of the Offering will be completed.

The Company believes it currently has cash sufficient to fund its operations through November 2005. The Company also has accounts receivable totaling in excess of $900,000 at the date of this report. The Offering described above if completed will eliminate the Company’s working capital deficiency and management believes that the revenues from the Company’s sales combined with the sales revenues of Sunaptic will be sufficient to fund its consolidated operations. If the Offering is not completed, accounts receivable are not collected, certain of the contracts are not completed, or the expected sales are not received the Company may need to raise additional funds through private placements of its securities or seek other forms of financing. There can be no assurance that such financing will be available to the Company on terms acceptable to it, if at all.  If the Company’s operations are substantially curtailed, it may have difficulty fulfilling its current and future contract obligations.

Contractual Obligations

The Company is committed to the following operating lease payments over the next four years:

Year                                                                                                 Equipment                      Building                           Total

2005

$

14,366

$

37,037

$

51,403

2006

65,296

248,885

314,181

2007

65,442

202,900

268,342

2008

34,629

202,900

237,529

$

179,733

$

691,722

$

871,455

The lease for the Company’s head office expired on September 30, 2005 and new premises were obtained under a sublease. The terms of the sublease are for 10,938 square feet for the period of August 1, 2005 to December 30, 2009. The monthly rent is $16,908 with rent abatement for the first three-month period and a partial payment of $4,800 for November 2005.

On January 27, 2005 the Company received a Notice of Demand from OSI Systems PVT Ltd (“OSI”) for USD$500,000 alleging that the Company was in default under the terms of various agreements. On August 16, 2005 the parties settled this claim. Under the terms of the settlement the Company agreed to pay OSI USD$400,000. The Company made a payment of USD$100,000 on September 1, 2005 and has agreed to make a second payment of USD$125,000 on November 15, 2005 and a final payment of USD$175,000 on December 31, 2005.

Off-Balance Sheet Arrangements

At September 30, 2005, the Company did not have any off-balance sheet arrangements.

Item 3.  Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Operating Officer and Vice-President, Finance, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) of the end of the period covered by this report (the “Evaluation Date”).  Based upon that evaluation, the Chief Executive Officer and Chief Operating Officer and Vice-President, Finance concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company (or its consolidated subsidiaries) required to be included in the Company’s periodic filings with the SEC.

During the quarter ended September 30, 2005, there was no significant change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company’s management, including the Chief Executive Officer and Chief Operating Officer and Vice President, Finance, does not expect that the Company’s disclosure controls and procedures or internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more persons, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is not a party to any legal proceedings as of the date of this report, the adverse outcome of which in management’s opinion, individually or in the aggregate, would have a material effect on the Company’s results of operations or financial position.

On January 27, 2005 the Company received a Notice of Demand from OSI Systems PVT Ltd (“OSI”) for USD$500,000 alleging that the Company was in default under the terms of various agreements. On August 16, 2005 the parties settled this claim. Under the terms of the settlement, the Company agreed to pay OSI USD$400,000. The Company made payments of USD$100,000 on September 1, 2005 and USD$125,000 on November 15, 2005, respectively, and must make a final payment of USD$175,000 on December 31, 2005.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

On July 12, 2005 the Company issued 6,667 common shares upon the exercise of stock options by one person in a private transaction outside the United States that resulted in gross proceeds to the Company of $2,267.  The common shares were issued in reliance upon an exclusion from registration available under Regulation S (“Regulation S”) promulgated under the Securities Act.

The Company issued 1,175,000 common shares upon the exercise of warrants by eight persons in private transactions outside the United States resulting in gross proceeds to the Company of $504,199.   The warrants were exercised on the following dates for the following amounts: July 7, 2005 – warrants to purchase 50,000  common shares were exercised resulting in gross proceeds to the Company of $22,500; August 22, 2005 – warrants to purchase 150,000 common shares were exercised resulting in gross proceeds to the Company of $60,000; August 31, 2005 – warrants to purchase 125,000 common shares were exercised resulting in gross proceeds to the Company of $68,750, September 1, 2005 – warrants to purchase 216,250 common shares were exercised resulting in gross proceeds to the Company of $97,312, September 1, 2005 – warrants to purchase 24,750  common shares were exercised resulting in gross proceeds to the Company of $11,137; September 1, 2005 – warrants to purchase 9,000 common shares were exercised resulting in gross proceeds to the Company of $4,500; September 12, 2005 – warrants to purchase 500,000 common shares were exercised resulting in gross proceeds to the Company of $200,000 and September 19, 2005 – warrants to purchase 100,000 common shares were exercised resulting in gross proceeds to the Company of $40,000.  The common shares were issued in reliance upon an exclusion from registration available under Regulation S.

The Company issued 150,000 common shares upon the exercise of warrants to one person in a private transaction in the United States resulting in gross proceeds to the Company of $60,000. The warrants were exercised on the following date for the following amount. September 19, 2005 – warrants to purchase 150,000 common shares were exercised resulting in gross proceeds to the Company of $60,000.   The common shares were issued in reliance upon the exemption from registration available under Regulation D (“Regulation D”) under the Securities Act, because such person was an “accredited investor,” as such term is defined in Rule 501(a) of Regulation D.

Item 3.  Defaults Upon Senior Securities

None

Item 4.

Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6.  Exhibits

The following exhibits are filed (or incorporated by reference herein) as part of this Form 10-QSB:

3.1(6)	Articles of Continuance
3.2(6)	Bylaw No.1
4.1(1)	Shareholder Agreement dated February 23, 1999 among the original shareholders and the Former Visiphor Shareholders
4.2(2)	Registration rights agreement dated July 8, 2002 between Visiphor and OSI
10.1(2)	Subscription Agreement dated July 8, 2002 between Visiphor and OSI
10.2(2)	Letter of Intent dated July 8, 2002 between Visiphor and OSI
10.3(2)	Product Development and Marketing Agreement dated July 8, 2002 between Visiphor and OSI
10.4(2)	Software Developer Services Agreement dated July 8, 2002 between Visiphor and OSI
10.5(3)	Revolving Line of Credit dated February 23, 2003 between Visiphor and Altaf Nazerali
10.6(3)	Amended and Restated Loan Agreement: Revolving Line of Credit dated April 15, 2003 between Visiphor and Altaf Nazerali
10.7(3)	General Security Agreement dated April 15, 2003 between Visiphor and Altaf Nazerali
10.8(3)	Grid Promissory Note dated February 21, 2003 between Visiphor and Altaf Nazerali
10.9(3)	Grid Promissory Note Amended and Restated dated April 15, 2003 between Visiphor and Altaf Nazerali
10.10(3)	Source Code License Agreement dated April 15, 2003 between Visiphor and Altaf Nazerali
10.11(3)	Source Code Escrow Agreement dated April 15, 2003 between Visiphor and Altaf Nazerali
10.12(4)	Debenture Agreement between Visiphor and 414826 B.C. Ltd dated May 30, 2003
10.13(5)*	Consulting Agreement dated July 15, 2003 between Visiphor and Roy Trivett
10.14(7)*	Visiphor Corporation Stock Option Plan
10.15	Sublease agreement between Shaw Cablesystems Limited and Visiphor dated August 1, 2005
10.16	Release of Claims Agreement between OSI Systems, Inc. and Visiphor dated August 16, 2005
31.1	Section 302 Certification
31.2	Section 302 Certification
32.1	Section 906 Certification
32.2	Section 906 Certification
99.1	Risk Factors
99.2	Form 51-9Form 51-901F as required by the British Columbia Securities Commission

_______________________

* Indicates a management contract or compensatory plan or arrangement

(1)

Previously filed as part of Visiphor’s Registration Statement on Form 10-SB filed on June 8, 1999 (File No. 000-30090).

(2)

Previously filed as part of Visiphor’s Current Report on Form 8-K filed on December 2, 2002.

(3)

Previously filed as part of Visiphor’s Quarterly Report on Form 10-QSB for the period ended March 31, 2003.

(4)

Previously filed as part of Visiphor’s Quarterly Report on Form 10-QSB for the period ended June 30, 2003.

(5)

Previously filed as part of Visiphor’s Quarterly Report on Form 10-QSB for the period ended September 30, 2003.

(6)

Previously filed as part of Visiphor’s Current Report on Form 8-K filed July 18, 2005.

(7)

Previously filed as part of Visiphor’s Current Report on Form 8-K filed June 23, 2005.

SIGNATURES

In accordance with the requirements of the Exchange Act, the issuer has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISIPHOR CORPORATION

Date: November 9, 2005

/s/ Wayne Smith

Wayne Smith

Chief Operating Officer and Vice President, Finance,

(Principal Financial and Accounting Officer and Duly Authorized Officer)

Exhibit 10.15

THIS SUBLEASE made effective the 1st day of August, 2005

BETWEEN:

SHAW CABLESYSTEMS LIMITED, a company continued into the federal jurisdiction of Canada, having an office at Suite 900, 630 – 3rd Avenue S.W., Calgary, Alberta, T2T 4K6 (hereinafter called the "**Sublandlord**")

OF THE FIRST PART

- and -

IMAGIS TECHNOLOGIES INC., a company incorporated under the laws of British Columbia, of 1630 – 1075 West Georgia Street, Vancouver, B.C., V6E 3C9 (hereinafter called the "**Subtenant**")

OF THE SECOND PART

WHEREAS:

A. By a lease (the "**Head Lease**") dated the 12th day of February, 2001, Cambridge Shopping Centres Limited and Rogers Communications Inc., as landlords, leased to Rogers Cable Inc., as tenant, which lease, through an asset purchase, transfers and name changes, is now held by the Sublandlord, as tenant, and the landlord is Ivanhoe Cambridge II Inc. (the "**Head Landlord**"), certain premises (the "**Premises**") in the building (the "**Building**") municipally known as 4710 Kingsway, Vancouver, British Columbia, which Premises are more particularly described in the Head Lease, including, *inter alia*, premises located on the 11th Floor of the Building;

B. The Subtenant has agreed to sublet from the Sublandlord that portion of the Premises consisting of a portion of the 11th floor of the Building (the "**Subleased Premises**") having a rentable area of approximately ten thousand nine hundred thirty-eight (10,938) square feet (more or less), shown outlined in bold on the floor plan attached hereto as Schedule "A";

C. This Sublease is subject to the consent of the Head Landlord; and

D. Any capitalized terms used herein, and not defined herein, shall have the same meaning as attributed thereto in the Head Lease;

NOW THEREFORE THIS AGREEMENT WITNESSES that in consideration of the mutual covenants herein contained and the sum of ten dollars ($10.00) of lawful money of Canada now

m:\wally\properties\bc\burnaby\burnaby tower 4710 kingsway\sublease imagis.doc

INITIAL

- 8 -

OFFER TO SUBLEASE (cont'd)

SCHEDULE "A"

elevator lobby
1101
MECHANICAL ROOM
TRAINING ROOM
MARKETING STORAGE
REFUGE AREA
TELEPHONE CLOSET
LOCKERS

10,938 square feet

MAY 2002

SHAW

11TH FLOOR - AS BUILT

INITIAL

paid by each of the parties hereto to the other (receipt and sufficiency of which is hereby acknowledged), the parties hereto agree as follows:

1. **GRANT**

The Sublandlord hereby subleases to the Subtenant the Subleased Premises for and during a term of four (4) years and five (5) months (the "**Term**") commencing on the 1st day of August, 2005 (the "**Commencement Date**"), and expiring on the 30th day of December, 2009, in accordance with and subject to the terms, covenants and conditions contained in this Sublease and to the observance and performance by the Subtenant of all of the terms, covenants and conditions contained in the Head Lease to be observed and performed by the Sublandlord with respect to the Subleased Premises except as otherwise herein expressly provided.

2. **MINIMUM RENT**

The Subtenant covenants to pay to the Sublandlord, its successors and assigns, at the office of the Sublandlord in the City of Calgary or at such other place or places as the Sublandlord may designate from time to time in writing, in lawful money of Canada and without any deduction, set-off or abatement, a fixed annual minimum rent (the "**Minimum Rent**") of fifty-four thousand, six hundred ninety dollars ($54,690.00) per annum plus GST payable in advance in equal monthly instalments of four thousand five hundred fifty-seven dollars and fifty cents ($4,557.50) plus GST on the first day of each and every month during the Term, based upon a rate of five dollars ($5.00) per annum per square foot multiplied by the rentable area of the Subleased Premises for the Term.

3. **ADDITIONAL RENT**

During the Term the Subtenant shall pay to the Sublandlord, as Additional Rent for the Subleased Premises, its proportionate share of all amounts which the Sublandlord from time to time is required to pay to the Head Landlord or to appropriate authorities in accordance with the Head Lease as Additional Rent, such payments to be made in the same manner and at such times as the Sublandlord is required to make the corresponding payment to the Head Landlord. For the purpose of this Sublease, "proportionate share" means a fraction, the numerator of which is the rentable area of the Subleased Premises and the denominator of which is the rentable area of the Premises. Any and all sums of money or charges required to be paid by the Subtenant under this Sublease in addition to Minimum Rent shall be deemed and paid as additional rent (the "**Additional Rent**"), whether or not same be designated "Additional Rent" hereunder, or whether or not the same be payable to the Sublandlord, and such sums shall be payable by the Subtenant without deduction, abatement or set-off whatsoever forthwith upon demand, except as specifically provided herein.

m:\wally\properties\bc\burnaby\burnaby tower 4710 kingsway\sublease imagis.doc

INITIAL

4. **PARTIAL RENT ABATEMENT**

The Sublandlord shall abate the Minimum Rent and the Additional Rent for a portion of the Premises for the period commencing August 1, 2005 and expiring November 30, 2005. Notwithstanding the foregoing, the Subtenant shall pay the amount of four thousand eight hundred dollars ($4,800.00) as gross rent for the month of November, 2005.

5. **DEPOSIT**

Upon execution of the Sublease, the Subtenant shall provide a deposit cheque payable to the Sublandlord in the amount of thirty-six thousand, one hundred eighty-three dollars and eighty-two cents ($36,183.82), including GST, which shall be applied to the last two (2) months' Minimum Rent and Additional Rent, Operating Costs and Property Taxes (currently estimated at thirteen dollars and fifty-five cents ($13.55) per square foot) plus GST.

6. **DELIVERY OF SUBLEASED PREMISES AND SUBTENANT'S WORK**

(a) Any installations, removals, alterations, additions, partitions, repairs or improvements which are necessary to enable the Subtenant to carry on its business on the Subleased Premises (the "**Subtenant's Work**") shall be made, erected or installed at the sole cost of the Subtenant, subject as provided in subparagraph (b) hereof, and subject to and in accordance with the provisions of the Head Lease. The Sublandlord shall permit the Subtenant access to the Subleased Premises from and after execution of this Sublease, and the Landlord's consent documentation, for the purpose of permitting the Subtenant to carry out the Subtenant's Work.

(b) In addition to the requirements of the Head Lease, prior to the commencement of the Subtenant's Work, the Subtenant shall submit plans and specifications for the Subtenant's Work, prepared by consultants and engineers previously approved in writing by the Sublandlord, for approval by the Sublandlord. The Subtenant's Work shall not be commenced until the Sublandlord has approved the plans and specifications in writing, and until the Head Landlord has given all approvals required under the Head Lease; however, with the prior approval of the Head Landlord, the Subtenant's Work may commence prior to a formal building permit being issued. Without limiting the requirements of the Head Lease, the Subtenant's Work shall be:

(i) carried out with due diligence in a good and workmanlike manner with first-class new materials;

(ii) done by workmen and contractors approved by the Head Landlord and the Sublandlord and whose labour affiliations do not conflict with those of the

m:\wally\properties\bc\burnaby\burnaby tower 4710 kingsway\sublease imagis.doc

INITIAL

Head Landlord's and the Sublandlord's workmen, suppliers or contractors;

(iii) conducted under the reasonable supervision of the Sublandlord in compliance with such reasonable rules and regulations as the Sublandlord may make;

(iv) done at the risk of the Subtenant, who shall take out or cause to be taken out such insurance as the Sublandlord shall reasonably require with respect to such work, including "all risks" general liability insurance, with the Sublandlord and the Head Landlord specified as named insureds therein; and

(v) done in accordance with applicable requirements of all governmental and regulatory authorities having jurisdiction with respect thereto.

Prior to commencing the Subtenant's Work, the Subtenant shall further provide to the Sublandlord a true copy of the building permit, together with any additional permits which may be required by the municipality and any governmental authorities having jurisdiction, permitting the Subtenant's Work.

7. GENERAL COVENANTS OF SUBTENANT

The Subtenant hereby covenants and agrees to and with the Sublandlord:

(a) to pay Minimum Rent and Additional Rent as set forth herein;

(b) except as otherwise herein specifically provided, to observe and perform all of the terms, covenants and conditions on the part of the Sublandlord contained in the Head Lease to be observed and performed with respect to the Subleased Premises;

(c) to indemnify and hold harmless the Sublandlord against any and all claims, actions, damages, liabilities and expenses (including such reasonable legal fees and disbursements on a solicitor and his client basis) in connection with loss of life, personal injury, damages to or loss of property in or about the Building arising from or out of any negligence, wilful act or omission of the Subtenant, its employees, agents, or by anyone for whom the Subtenant is in law responsible; the use or occupancy by the Subtenant of the Subleased Premises or the Building; or any breach by the Subtenant of any provision in this Sublease;

(d) to take out and keep in force during the Term, in the name of the Sublandlord, the Head Landlord and the Subtenant, as their respective interests may appear, all necessary policies of insurance with respect to the Subleased Premises and the Interim Premises (as hereinafter defined) as required by the Head Lease and to deliver to the Sublandlord forthwith certificates of insurance or certified copies of each such insurance policy which the Subtenant is required to take out pursuant to the Head Lease with respect to the Subleased Premises;

m:\wally\properties\bc\burnaby\burnaby tower 4710 kingsway\sublease imagis.doc

INITIAL

(e) to pay promptly when due to the taxing authority or authorities having jurisdiction over taxes, all rates, duties, levies and assessments whatsoever, whether municipal, parliamentary or otherwise, levied, imposed or assessed in respect of any and every business carried on by the Subtenant, licensees, or other occupants of the Subleased Premises or in respect of the use or occupancy thereof;

(f) that the rights and obligations of the Subtenant with respect to the installation, alteration or removal of leasehold improvements, trade fixtures, furniture, equipment or signs shall be governed by the applicable provisions of the Head Lease as modified by this Sublease;

(g) that the Subtenant shall not use the Subleased Premises other than for general office uses, including the operation of a software development company;

(h) not to do or omit to do any act or thing upon the Subleased Premises which would cause a breach of any of the Sublandlord's obligations under the Head Lease;

(i) that the Subtenant shall not assign this Sublease or sublet or part with possession of all or part of the Subleased Premises or mortgage or encumber the Sublease without the prior written consent of the Sublandlord and the Head Landlord. The Sublandlord's consent shall be governed by the provisions of the Head Lease;

(j) that the Subtenant will be prohibited from effecting or otherwise suffering a change in the effective control of the Subtenant by the person holding such effective control at the date of execution of this Sublease or permitted assignment of this Sublease, as the case may be, without first receiving prior written consent of the Head Landlord and the Sublandlord (which consent shall be governed by the provisions of the Head Lease);

(k) that the Subtenant has received a copy of the executed Head Lease and is familiar with the terms, covenants and conditions contained therein;

(l) to accept possession of the Subleased Premises in an "as is" condition as of the Commencement Date and that all renovations, alterations or improvements in or to the Subleased Premises shall be the sole responsibility of the Subtenant and shall be undertaken and completed at the Subtenant's expense and strictly in accordance with the provisions of the Head Lease and this Sublease; and

(m) to pay to the Sublandlord all goods and services, sales or other taxes by whatever name called, if any, assessed upon and as a direct result of the payment of rent hereunder (or in respect of the rental of space under this Sublease) as often as such taxes become due and whether or not such taxes are applicable on the date of execution of this Sublease or become applicable thereafter.

m:\wally\properties\bc\burnaby\burnaby tower 4710 kingsway\sublease imagis.doc

INITIAL

8. SUBLANDLORD'S COVENANTS

The Sublandlord hereby covenants and agrees to and with the Subtenant as follows:

(a) for quiet enjoyment;

(b) to observe and perform all covenants and obligations of the Sublandlord under the Sublease;

(c) to enforce for the benefit of the Subtenant, the obligations of the Head Landlord under the Head Lease with respect to the Subleased Premises, with the intent that the benefit of such covenants shall extend to the Subleased Premises and be enjoyed by the Subtenant, with the exception of any terms in the Head Lease that are personal to the Sublandlord;

(d) to provide the demising walls;

(e) to provide to the Subtenant twenty (20) random parking stalls in the employee parking area in the Building at no charge to the Subtenant; and

(f) to observe and perform all covenants and obligations of the Sublandlord as tenant under the Head Lease insofar as such covenants and obligations are not required to be observed and performed by the Subtenant or are not otherwise expressly excluded herein.

9. NET HEAD LEASE

The Subtenant acknowledges that, other than as otherwise set out herein, it is intended and agreed that this Sublease is a completely care-free net Sublease for the Sublandlord, that the Sublandlord is not responsible during the Term for any costs, charges, expenses or outlays of any nature relating to the Subleased Premises or the contents thereof (including business taxes and telephone charges, but excepting the Sublandlord's income taxes in respect of income received from subletting the Subleased Premises), and that, notwithstanding the Head Landlord's current cost estimates for Additional Rent and except as otherwise expressly provided in this Sublease, the Subtenant will pay all charges, taxes, impositions, costs and expenses of every kind relating to the Subleased Premises, and the Subtenant covenants with the Sublandlord accordingly.

10. DAMAGE/DESTRUCTION

In the event of damage or destruction to the Building, the Subleased Premises or the Premises or any part thereof as contemplated in the Head Lease, which would permit the Head Landlord or the Sublandlord to terminate the Head Lease then, if the Landlord or the Sublandlord shall exercise its right to terminate the Head Lease, this Sublease shall be and deemed to be terminated as of the date of such termination of the Head Lease. If this

m:\wally\properties\bc\burnaby\burnaby tower 4710 kingsway\sublease imagis.doc

INITIAL

Sublease shall be terminated as aforesaid, the Subtenant shall immediately surrender the Subleased Premises and all interest therein to the Sublandlord and the Minimum Rent and all other payments for which the Subtenant is liable under the terms of the Sublease shall be apportioned and paid in full to the date of such termination. If the Subleased Premises are damaged or destroyed and if this Sublease is not terminated pursuant to the terms hereof, Minimum Rent and Additional Rent shall not abate except to the extent that the Sublandlord shall receive an abatement of same pursuant to the provisions of the Head Lease.

If and whenever the Subleased Premises are destroyed or damaged by any cause to the extent that, in the opinion of the Head Landlord's architect, given in accordance with the Head Lease, they are unable to be repaired or rebuilt within the time period set out in the Head Lease, after such destruction, the Subtenant may terminate the Sublease by notice to the Sublandlord to be given within twenty-five (25) days after the giving of the Head Landlord's opinion above referred to, and the Subtenant shall immediately surrender the Subleased Premises and all interest therein to the Sublandlord and the Minimum Rent and all other payments for which the Subtenant is liable under the terms of the Sublease shall be apportioned and paid in full to the date of such termination.

11. REPAIR/MAINTENANCE OF SUBLEASED PREMISES

The obligations of the Subtenant with respect to repair, maintenance and replacement of the Subleased Premises (and the equipment and services located therein) shall be governed by the applicable provisions of the Head Lease with the intent being that the Subtenant shall observe and perform the repair obligations of the Sublandlord, as tenant, under the Head Lease. The Sublandlord shall have no obligations to the Subtenant with respect to the repair, maintenance and replacement of the Subleased Premises (and the equipment and services located therein) and the Sublandlord shall not be obliged to perform the obligations of the Landlord with respect to repairs as set out in the Head Lease.

12. SUBLANDLORD'S EXERCISE OF RIGHTS

It is hereby understood and agreed that all of the remedies available to the Landlord pursuant to the terms of the Head Lease are hereby incorporated by reference into and form a part of this Sublease so that the Sublandlord shall have against the Subtenant in respect of the Subleased Premises all rights and remedies available to the Landlord as contained in the Head Lease.

13. INCORPORATION OF PROVISION OF THE LEASE

All terms, conditions, covenants and agreements contained in the Head Lease, unless otherwise dealt with herein, shall apply to and be binding upon the Sublandlord as if it was the landlord under the Head Lease and the Subtenant as if it was the tenant under the

m:\wally\properties\bc\burnaby\burnaby tower 4710 kingsway\sublease imagis.doc

INITIAL

Head Lease, the appropriate changes of reference being deemed to have been made with the intent that such paragraphs shall govern the relationship in respect of such matters as between the Sublandlord and the Subtenant provided that the covenants on the part of the Landlord contained in the Head Lease shall be deemed not to be contained herein as covenants on behalf of the Sublandlord.

14. NOTICE

Any notice required or permitted to be given hereunder or any tender or delivery of documents may be sufficiently given by personal delivery or, if other than the delivery of an original document, by facsimile or other electronic transmission, to the Sublandlord at the following address:

Shaw Cablesystems Limited
900, 630 – 3rd Avenue S.W.
Calgary, Alberta
T2P 4L4

Attention: Vice President/Operations
Facsimile: (403) 750-4501

with a copy to: Vice President/Law
Facsimile: (403) 716-6544

and a copy to: Manager/Real Estate
Facsimile: (403) 750-4501

and to the Subtenant at the following address:

Imagis Technologies Inc.
1630 – 1075 West Georgia Street
Vancouver, B.C.
V6E 3C9

Attention: Vice President/Operations
Facsimile: (604) 684-9314

Any notice may also be given by prepaid registered mail mailed within Canada and such notice shall be effective on the fifth day following the date of mailing, except in the event that there shall be a disruption in postal services at the date of mailing, in which case notice shall be effected by personal delivery or a facsimile transmission as stated above. The Sublandlord and the Subtenant may change their respective addresses by notice in writing to each other.

m:\wally\properties\bc\burnaby\burnaby tower 4710 kingsway\sublease imagis.doc

INITIAL

15. SURRENDER

Whenever the Subtenant vacates the Subleased Premises, the Subtenant shall remove its chattels and trade fixtures and leave the Subleased Premises in a clean and tidy fashion, reasonable wear and tear excepted, all at its own cost and expense.

16. BINDING

This Sublease enures to the benefit of the Sublandlord and the Subtenant, and shall be binding upon each of the parties and each of their heirs, executors, administrators and permitted successors and assigns, respectively.

IN WITNESS WHEREOF the parties hereto have duly executed and sealed this Sublease as of the date first set out above.

SHAW CABLESYSTEMS LIMITED

4.4.05
SM

Per: ______________________ Terry Medd
VP Operations

Per: ______________________ Wai Ki
Corporate VP

IMAGIS TECHNOLOGIES INC.

Per: ______________________

Per: ______________________

m:\wally\properties\bc\burnaby\burnaby tower 4710 kingsway\sublease imagis.doc

Exhibit 10.16

AUG-26-2005 13:14 From:VISIPHOR 604 6842881 To:LMLS P.2/18

SETTLEMENT
AND
RELEASE OF CLAIMS AGREEMENT

This Settlement and Release of Claims Agreement (the "Agreement") is made as of August 16, 2005 ("Effective Date"), by and between OSI SYSTEMS, INC., a California corporation, and OSI SYSTEMS PVT. LTD., a corporation formed and existing under the laws of India (collectively "OSI"), on the one hand, and VISIPHOR CORPORATION, a Canadian corporation (formerly known as Imagis Technologies, Inc.) ("IMAGIS"), on the other hand. OSI and IMAGIS will hereafter be referred to individually as a "Party" to the Agreement, or collectively as the "Parties" to the Agreement.

WHEREAS, as of July 8, 2002, OSI entered into various agreements with IMAGIS, including a Product Development and Marketing Agreement (the "PDA") and a Software Developer Services Agreement (the "SDA"). The terms of PDA and SDA were amended on March 20, 2003, by a letter agreement (the "Amendment"). The Amendment also included a provision entitled Management Fee, which required IMAGIS to pay OSI $250,000 for services rendered by OSI.

WHEREAS, on or about January 17, 2005, OSI filed a Demand for Arbitration with the American Arbitration Association ("AAA"), alleging that IMAGIS breached the terms of the PDA, SDA and Amendment (the "Dispute"), and seeking damages from IMAGIS. Consequently, the Parties were scheduled to start arbitration of the Dispute on September 14, 2005;

WHEREAS, the Parties reached a compromise and settlement of the Dispute and all related claims and causes of action, and wish to memorialize their compromise and settlement by entering into this Agreement, doing so freely and voluntarily, after having received the benefit of independent counsel and with full knowledge of the binding and conclusive nature thereof.

NOW, THEREFORE, for good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, including the mutual promises contained in this Agreement, IT IS AGREED BETWEEN OSI AND IMAGIS that:

1. **IMAGIS' Payment to OSI.** IMAGIS shall pay OSI a total of FOUR HUNDRED THOUSAND AND 00/100 DOLLARS (US$400,000.00) ("Settlement Payment"), without deduction, offset or other adjustment. The Settlement Payment shall be made in three (3) installment payments, which shall be wired in accordance with the following coordinates: Beneficiary: UDT/OSI Systems, Inc., 12525 Chardron Avenue, Hawthorne, California 90250l; Bank: Bank of the West, 9000 East Valley Blvd., Rosemead, California, 91770, 1-888-727-2692; Account No.: 752004010; and Routing No.: 121100782. The installment payments shall also be wired pursuant to the following payment schedule:

PS.

AUG-26-2005 13:14 From:VISIPHOR 604 6842881 To:LMLS P.3/18

a. IMAGIS shall pay OSI a first installment payment of ONE HUNDRED THOUSAND AND 00/100 DOLLARS ($100,000.00), to be received by OSI on or before September 1, 2005;

b. IMAGIS shall pay OSI a second installment payment of ONE HUNDRED AND TWENTY-FIVE THOUSAND AND 00/100 DOLLARS ($125,000.00), to be received by OSI on or before October 31, 2005; and

c. IMAGIS shall pay OSI a third and final installment payment of ONE HUNDRED AND SEVENTY-FIVE THOUSAND AND 00/100 DOLLARS ($175,000.00), to be received by OSI on or before December 31, 2005.

2. **Security for Performance of Settlement Terms.** As security for the obligations under this Agreement, including, without limitation, the full, complete and timely delivery of any and all of the installment payments comprising the Settlement Payment described in paragraph 1 hereof, IMAGIS, and its counsel, shall execute and deliver to OSI, along with the executed Agreement, the Confession of Judgment Statement by Visiphor Corporation and Attorney's Certificate in Support Thereof (the "Confession of Judgment") that is attached hereto as Exhibit 1. In the event IMAGIS fails to make any of the installment payments due under paragraph 1 hereof, at the time or in the manner as provided therein, OSI may cause the Los Angeles Superior Court (the "Court") to enter judgment (the "Judgment") against IMAGIS in accordance with the Confession of Judgment; provided, however, the amount of the Judgment entered against IMAGIS shall be $400,000 net of any amounts which IMAGIS may have paid to OSI at the time of its default. In the event that IMAGIS makes all of the installment payments due under paragraph 1 hereof as provided therein, OSI will deliver the Confession of Judgment to IMAGIS and shall take no action thereon.

3. **Notice of Default and Right to Cure.** Prior to causing the Judgment to be entered against IMAGIS pursuant to the Confession of Judgment as provided in paragraph 2 hereof, OSI shall provide written notice to IMAGIS of any default by IMAGIS under the terms of this Agreement. Said written notice shall be transmitted by both facsimile and e-mail to IMAGIS, and its counsel, as provided in paragraph 18 hereof. IMAGIS shall have three (3) business days following the receipt of such notice to cure the default(s) identified by OSI in its notice. If IMAGIS fails to cure the default(s) within said time, OSI may proceed to have the Judgment entered against IMAGIS as provided by paragraph 2 hereof.

4. **IMAGIS' Right to Reduce Judgment Due to Partial Payment.** Subsequent to IMAGIS failing to cure any default as provided in paragraph 3 hereof, but prior to OSI causing the Judgment to be entered against IMAGIS as provided in paragraph 2 hereof, OSI shall provide written notice to IMAGIS (and its counsel), via facsimile and e-mail provided in paragraph 18 hereof, that it will seek to have the Judgment entered. At that time, IMAGIS shall have the right and opportunity to file a declaration (the "IMAGIS Declaration") with the Court, for the sole and specific purpose of providing the Court with proof of any installment payment(s), if any, that IMAGIS

AUG-26-2005 13:14 From:VISIPHOR 604 6842881 To:LMLS P.4/18

may have paid to OSI prior to its default of the Settlement Agreement. Except for this sole and specific purpose, the IMAGIS Declaration shall not be used to appeal or otherwise challenge OSI's right to entry of Judgment as provided in paragraph 2.

5. **Waiver of Right to Appeal from Judgment.** With respect to any judgment entered against IMAGIS as provided in paragraph 2 hereof, IMAGIS hereby waives any and all of its rights to appeal or otherwise challenge, directly or indirectly, any such judgment, except as provided in paragraph 4 hereof. IMAGIS stipulates that following entry of the Judgment in the Court, OSI may cause a judgment to be issued in Canada, the Province of British Columbia or elsewhere as may be necessary and appropriate. In connection therewith, IMAGIS waives and relinquishes any objection or right to oppose issuance of any such further judgment, except as provided in paragraph 4 hereof.

6. **Dismissal of Arbitration.** Within five (5) business days after this Agreement is executed and delivered to OSI, along with the original executed Confession of Judgment, OSI shall file papers with AAA dismissing the pending arbitration with prejudice.

7. **General Release of IMAGIS.** Except for the performance of the covenants, obligations and agreements set forth in this Agreement, and upon receipt of the full Settlement Payment, OSI, on behalf of itself and its successors, assigns, officers, directors, agents, employees, representatives, administrators and attorneys (the "OSI Releasors"), hereby fully releases and discharges IMAGIS and IMAGIS's respective successors, assigns, officers, directors, agents, employees, representatives, administrators and attorneys (collectively, the "IMAGIS Releasees") from any and all rights, claims, demands, liens, attorneys' fees and costs, liabilities, losses, damages and causes of action that the OSI Releasors had, now have or may have against the IMAGIS Releasees related to the Dispute.

8. **General Release of OSI.** Except for the performance of the covenants, obligations and agreements under this Agreement, IMAGIS, on behalf of itself and its successors, assigns, officers, directors, agents, employees, representatives, administrators and attorneys (the "IMAGIS Releasors"), hereby fully releases and discharges OSI and its successors, assigns, agents, officers, directors, employees, representatives, administrators, and attorneys (collectively, the "OSI Releasees") from any and all rights, claims, demands, liens, attorneys' fees and costs, liabilities, losses, damages and causes of action that the IMAGIS Releasors had, now have or may have against the OSI Releasees related to the Dispute.

9. **Waiver of Claims.** Except as otherwise provided in this Agreement, the Parties agree that this Agreement shall act as a release of any and all claims that may arise from conduct prior to the date of this Agreement in connection with the Dispute whether such claims are known, unknown, foreseen, or unforeseen, liquidated or unliquidated, choate or inchoate, notwithstanding Section 1542 of the California Civil Code which provides:

RB.

AUG-26-2005 13:15 From:VISIPHOR 604 6842881 To:LMLS P.5/18

A GENERAL RELEASE DOES NOT EXTEND TO CLAIMS WHICH THE CREDITOR DOES NOT KNOW OR SUSPECT TO EXIST IN HIS FAVOR AT THE TIME OF EXECUTING THE RELEASE WHICH IF KNOWN BY HIM MUST HAVE MATERIALLY AFFECTED HIS SETTLEMENT WITH THE DEBTOR.

The Parties understand and acknowledge the significance and consequence of such specific waiver of Section 1542 and hereby assume full responsibility for any injuries, damages, losses, or liability that they may hereafter incur from the Dispute.

10. **No Admission.** This Agreement, and any payment provided hereunder, is not an admission of any liability, fault or responsibility on the part of any released party. Said payments, made pursuant to this Agreement, are regarded by the Parties hereto as payments to settle the Dispute and are paid to avoid the expense, inconvenience and uncertainty of litigation.

11. **Cost of the Dispute.** Each of the Parties to the Agreement shall bear its own attorneys' fees and costs in all matters and proceedings settled and dismissed herein, or otherwise in connection with the Dispute.

12. **No Reliance.** The Parties represent and warrant that, in executing and entering into this Agreement, they are not relying and have not relied upon any representation, promise or statement made by anyone which is not recited, contained or embodied in this Agreement. Furthermore, each of the Parties to this Agreement has received independent legal advice or has had the opportunity to receive independent legal advice, from such party's respective attorneys with respect to the advisability of executing this Agreement. The Parties are entering into this Agreement wholly of their own free will and volition.

13. **Entire Agreement.** This Agreement comprises and contains the entire agreement between the Parties respecting the matters set forth in the Agreement, and supersedes and replaces all prior negotiations, understandings, proposed agreements and agreements between the Parties, written or oral. Neither of the Parties has made any statement, representation or promise, other than as expressly set forth herein, to any other party in entering into this Agreement, which has been relied upon by any other party entering into this Agreement.

14. **Construction of this Agreement.** The language of this Agreement shall be construed as a whole according to its fair meaning and not strictly for or against any of the Parties hereto. Both Parties have participated in drafting this Agreement. The Parties understand and expressly assume the risk that any fact not recited, contained or embodied herein may turn out hereafter to be other than, different from, or contrary to the facts now known to them or believed by them to be true. Nevertheless, the Parties intend by this Agreement, and with the advice of their own, independently selected counsel, to release

BS.

AUG-26-2005 13:15 From:VISIPHOR 604 6842881 To:LMLS P.6/18

finally, fully and forever, all matters released hereunder and agree that this Agreement shall be effective in all respects notwithstanding any such difference in facts, and shall not be subject to termination, modification or rescission by reason of any such difference in facts.

15. **Authority of Signatories.** Each of the persons executing this Agreement is empowered and authorized to do so on his, her, or its own or principal's behalf, and no further consents or approvals are required. If applicable, the execution, delivery and performance of this Agreement are: (1) within the corporate powers of the Parties hereto; (2) have been duly authorized by the Board of Directors, if necessary, of each of the Parties; and (3) not in conflict with any terms of their Articles of Incorporation or Bylaws. Each party hereto acknowledges that it has made such investigation of the facts pertaining to this Agreement and the matters pertaining thereto as it deems necessary.

16. **No Assignment.** Neither of the Parties has made or suffered any assignment, subrogation, hypothecation or other disposition of any claim, right, title, interest, demand or obligation it may possess relating to the matters set forth herein.

17. **Successors, Assigns, Personal Representatives.** This Agreement shall be to the benefit of, and binding upon, the successors, heirs, personal representatives, and assigns of each of the Parties to this Agreement.

18. **Notice.** Unless advised in writing of a different name and address, all notices, submissions and communications of any kind required or otherwise made under this Agreement shall be sent (as required) to the following:

<u>If to OSI:</u>

OSI Systems, Inc.
Attn: Victor Sze, Esq.
12525 Chadron Avenue
Hawthorne, California 902501
Fax No.: (310) 970-0862
E-mail: vsze@osi-systems.com

and to:

Loeb & Loeb LLP
10100 Santa Monica Blvd.
Suite 2200
Los Angeles, CA 90067
Attn: Peter S. Selvin, Esq.
Michael J. Black, Esq.
Fax No.: (310) 282-2200
E-mail address: pselvin@loeb.com; mblack@loeb.com

PS.

AUG-26-2005 13:15 From:VISIPHOR 604 6842881 To:LMLS P.8/18

PLEASE READ CAREFULLY. THIS SETTLEMENT AGREEMENT AND GENERAL RELEASE INCLUDES A RELEASE OF ALL KNOWN AND UNKNOWN CLAIMS.

DATED: August __, 2005

OSI SYSTEMS, INC., a California corporation

By: ______________________
Deepak Chopra
Its: Chairman and CEO

DATED: August __, 2005

OSI SYSTEMS PVT., LTD., a corporation formed and existing under the laws of India

By: ______________________
Deepak Chopra
Its: Chairman and CEO

DATED: August 26, 2005

VISIPHOR CORPORATION, a Canadian corporation (formerly known as Imagis Technologies, Inc.)

By: [signature]
~~Wayne Smith~~ ROY TRIVETT
Its: PRESIDENT & CEO

APPROVED AS TO FORM AND CONTENT:

DATED: August __, 2005

LOEB & LOEB LLP

By: ______________________
MICHAEL J. BLACK
Attorneys for OSI Systems, Inc. and OSI Systems Pvt. Ltd.

DATED: August 26, 2005

LANG MICHENER LLP

By: [signature]
R. MICHAEL TOURIGNY
Attorneys for Visiphor Corporation (formerly known as Imagis Technologies, Inc.)

AUG-26-2005 13:15 From:VISIPHOR 604 6842881 To:LMLS P.8/18

PLEASE READ CAREFULLY. THIS SETTLEMENT AGREEMENT AND GENERAL RELEASE INCLUDES A RELEASE OF ALL KNOWN AND UNKNOWN CLAIMS.

DATED: August 26, 2005

OSI SYSTEMS, INC., a California corporation

By: ______________________
Deepak Chopra
Its: Chairman and CEO

DATED: August 26, 2005

OSI SYSTEMS PVT., LTD., a corporation formed and existing under the laws of India

By: ______________________
Deepak Chopra
Its: Chairman and CEO

DATED: August 26, 2005

VISIPHOR CORPORATION, a Canadian corporation (formerly known as Imagis Technologies, Inc.)

By: ______________________
~~Wayne Smith~~ ROY TRIVETT
Its: PRESIDENT & CEO

APPROVED AS TO FORM AND CONTENT:

DATED: August 26, 2005

LOEB & LOEB LLP

By: ______________________
MICHAEL J. BLACK
Attorneys for OSI Systems, Inc. and OSI Systems Pvt. Ltd.

DATED: August 26, 2005

LANG MICHENER LLP

By: ______________________
R. MICHAEL TOURIGNY
Attorneys for Visiphor Corporation (formerly known as Imagis Technologies, Inc.)

AUG-26-2005 13:15 From:VISIPHOR 604 6842881 To:LMLS P.9/18

EXHIBIT 1

AUG-26-2005 13:15 From:VISIPHOR 604 6842881 To:LMLS P.10/18

LANG MICHENER LLP
R. MICHAEL TOURIGNY
1500-1055 W. Georgia Street
Box 11117
Vancouver, British Columbia, Canada
V6E 4N7
Telephone: (604) 689-9111
Facsimile: (604) 685-7084

Attorneys for Defendant
VISIPHOR CORPORATION, Canadian corporation

SUPERIOR COURT OF THE STATE OF CALIFORNIA

FOR THE COUNTY OF LOS ANGELES

In the Matter of the Confession of Judgment by VISIPHOR CORPORATION, a Canadian corporation, Defendant, In Favor of OSI SYSTEMS, INC, a California corporation, Plaintiff.	Case No. **CONFESSION OF JUDGMENT STATEMENT BY VISIPHOR CORPORATION AND ATTORNEY'S CERTIFICATE IN SUPPORT THEREOF** [C.C.P. §§ 1132 and 1133]

LA_CC428030.1
205264100083
08/25/2005 mb

CONFESSION OF JUDGMENT STATEMENT BY VISIPHOR CORPORATION AND ATTORNEY'S CERTIFICATE IN SUPPORT THEREOF

Loeb & Loeb
Limited Liability Partnership
Including Professional
Corporations

AUG-26-2005 13:15 From:VISIPHOR 604 6842881 To:LMLS P.11/18

CONFESSION OF JUDGMENT STATEMENT BY VISIPHOR CORPORATION

As set forth more fully below, VISIPHOR CORPORATION, a Canadian corporation (formerly known as Imagis Technologies, Inc.) ("Visiphor"), confesses judgment in favor of OSI SYSTEMS, INC., a California corporation ("OSI"), in the sum of Four Hundred Thousand and 00/100 Dollars (US $400,000), which may be reduced, according to proof, by the amount of any payment made by Visiphor to OSI pursuant to the Settlement Agreement (the "Settlement Agreement"), entered into by and between Visiphor and OSI and executed as of August 16, 2005.

1. This Confession of Judgment Statement ("Statement"), submitted pursuant to California Code of Civil Procedure § 1133, is for a debt justly due and owing by Visiphor to OSI pursuant to the following circumstances:

a. As of July 8, 2002, OSI entered into various agreements with Visiphor, including, but not limited to, a Product Development and Marketing Agreement (the "PDA"), and a Software Developer Services Agreement (the "SDA"). The terms of PDA and SDA were amended by a letter agreement (the "Amendment"), dated March 20, 2003. The Amendment also included a provision entitled Management Fee, which required Visiphor to pay OSI $250,000 for services rendered by OSI.

b. On or about January 17, 2005, OSI filed a Demand for Arbitration with the American Arbitration Association, alleging that Visiphor breached the terms of the PDA, SDA and Amendment, damaging OSI in the amount of Five Hundred Thousand and 00/100 Dollars ($500,000) (the "Dispute"). Consequently, the Parties were scheduled to start arbitration of this Dispute on September 14, 2005.

c. Effective as of August 16, 2005, OSI and Visiphor entered into the Settlement Agreement to resolve the Dispute. In accordance with the Settlement Agreement, Visiphor has agreed to pay OSI Four Hundred Thousand and 00/100 Dollars (US $400,000.00) (the "Visiphor Indebtedness") without deduction, offset or other

Loeb & Loeb
Limited Liability Partnership
Including Professional
Corporations

LA_CC428030.1
205264100088
08/25/2005 mb

1

CONFESSION OF JUDGMENT STATEMENT BY VISIPHOR CORPORATION AND ATTORNEY'S CERTIFICATE IN SUPPORT THEREOF

AUG-26-2005 13:16 From:VISIPHOR 604 6842881 To:LMLS P.12/18

adjustment. The Visiphor Indebtedness is required to be paid out in three (3) installment payments:

i) Visiphor shall pay OSI a first installment payment of One Hundred Thousand and 00/100 Dollars ($100,000.00), to be received by OSI on or before September 1, 2005;

ii) Visiphor shall pay OSI a second installment payment of One Hundred And Twenty-Five Thousand and 00/100 Dollars ($125,000.00), to be received by OSI on or before October 31, 2005; and

iii) Visiphor shall pay OSI a third and final installment payment of One Hundred And Seventy-Five Thousand and 00/100 Dollars ($175,000.00), to be received by OSI on or before December 31, 2005.

d. In the Settlement Agreement, Visiphor acknowledges the Visiphor Indebtedness and agrees, *inter alia*, to repay it in accordance with the schedule set forth above. Visiphor further agrees that any default by Visiphor in making any installment payment when due, or in the manner provided, will entitle OSI to judgment against Visiphor in the amount of the Visiphor Indebtedness, less any amount paid by Visiphor pursuant to the Settlement Agreement.

2. This Statement is being executed as security for the $400,000 obligation owing by Visiphor to OSI under the Settlement Agreement. Visiphor agrees that each installment payment required by the Settlement Agreement is a lawful obligation, and that it has no defense to any installment payment. Visiphor further agrees that a failure to make any installment payment, in the amount, at the time or in the manner agreed upon by the parties in the Settlement Agreement, shall constitute a material breach and default thereof.

3. In the event of any default of the Settlement Agreement by Visiphor, which is not cured within three (3) business days after written notice, Visiphor authorizes the entry of judgment in favor of OSI, and against Visiphor, pursuant to this Statement. For

Loeb & Loeb
Limited Liability Partnership
Including Professional
Corporations

Lit_CC428030.1
203264-10088
08/25/2005 mb

2

CONFESSION OF JUDGMENT STATEMENT BY VISIPHOR CORPORATION AND ATTORNEY'S CERTIFICATE IN SUPPORT THEREOF

AUG-26-2005 13:16 From:VISIPHOR 604 6842881 To:LMLS P.13/18

this purpose, Visiphor approves both the form and content of the judgment (the "Judgment") attached hereto as Exhibit "A."

4. The parties have agreed that, prior to OSI requesting that the Judgment be entered by this Court pursuant to this Statement, Visiphor shall have the right and opportunity to file a declaration ("Visiphor Declaration") with this Court for the sole and specific purpose of providing the Court with proof of any installment payment(s), if any, that Visiphor paid to OSI prior to its default of the Settlement Agreement. Except for this sole and specific purpose, the Visiphor Declaration shall not be used to appeal or otherwise challenge OSI's right to entry of Judgment.

5. Visiphor waives the application of any and all statutory or equitable limitations on the time for filing this Statement. Furthermore, other than being able to provide this Court with the Visiphor Declaration, Visiphor waives any right to appeal or otherwise challenge, directly or indirectly, the entry of the Judgment pursuant to this Statement, and also waives all rights to stay, quash, limit, restrain or oppose enforcement thereof.

6. Visiphor acknowledges that it is represented by counsel, was advised by said counsel prior to executing this Statement, and that it has executed this Statement of its own free will, without any promise or inducement not stated in the Settlement Agreement or herein.

Dated: August 26, 2005

VISIPHOR CORPORATION, a Canadian corporation

By: [signature]

~~Wayne Smith~~ ROY TRIVETT
Its: PRESIDENT + CEO

Loeb & Loeb
Limited Liability Partnership
Including Professional
Corporations

LA_CC428030.1
205364100S8
08/25/2005 mb

3

CONFESSION OF JUDGMENT STATEMENT BY VISIPHOR CORPORATION AND ATTORNEY'S CERTIFICATE IN SUPPORT THEREOF

AUG-26-2005 13:17 From:VISIPHOR 604 6842881 To:LMLS P.14/18

VERIFICATION

I, ~~Wayne Smith~~ ROY TRIVETT, declare as follows:

I have read the foregoing CONFESSION OF JUDGMENT STATEMENT BY VISIPHOR CORPORATION and know its contents.

I am an officer of VISIPHOR CORPORATION, the defendant in this proceeding, and am authorized to make this verification for and on its behalf, and I make this verification for that reason.

The matters stated in the foregoing document are true of my own knowledge except as to those matters which are stated on information and belief, and as to those matters I am informed and believe that they are true. I declare under penalty of perjury under the laws of the State of California that the foregoing is true and correct.

Executed on August 26, 2005, at BURNABY, British Columbia, Canada.

VISIPHOR CORPORATION, a Canadian corporation

By: [signature]

~~Wayne Smith~~ ROY TRIVETT

Its: PRESIDENT + CEO

Leah & Leah Limited Liability Partnership Including Professional Corporations

LA_CC428030.1
20526410088
08/25/2005 mb

4

CONFESSION OF JUDGMENT STATEMENT BY VISIPHOR CORPORATION AND ATTORNEY'S CERTIFICATE IN SUPPORT THEREOF

AUG-26-2005 13:17 From:VISIPHOR 604 6842881 To:LMLS P.15/18

ATTORNEY'S CERTIFICATE IN SUPPORT OF CONFESSION OF JUDGMENT

I, R. Michael Tourigny, declare and certify as follows:

1. I am an attorney in good standing and licensed to practice law in Canada, and am the attorney of record for VISIPHOR CORPORATION, a Canadian corporation (formerly known as Imagis Technologies, Inc.) ("Visiphor"). I make this certification and declaration pursuant to California Code of Civil Procedure § 1132(b).

2. I was retained by Visiphor to independently represent it in the above-entitled matter.

3. I have examined the Judgment, attached hereto as Exhibit A, and have advised Visiphor with respect to the waiver of rights and defenses under the confession of judgment procedure. I have also advised Visiphor to utilize the confession of judgment procedure in this matter.

I declare under penalty of perjury under the laws of the State of California that the foregoing is true and correct.

Executed this 26 day of August, 2005, at Vancouver, British Columbia, Canada.

Mike Tourigny

R. Michael Tourigny

Loeb & Loeb Limited Liability Partnership Including Professional Corporations

LR_CC428030.1
205264100&&
08/25/2005 mb

5

CONFESSION OF JUDGMENT STATEMENT BY VISIPHOR CORPORATION AND ATTORNEY'S CERTIFICATE IN SUPPORT THEREOF

AUG-26-2005 13:17 From:VISIPHOR 604 6842881 To:LMLS P.16/18

EXHIBIT A

AUG-26-2005 13:17 From:VISIPHOR 604 6842881 To:LMLS P.17/18

SUPERIOR COURT OF THE STATE OF CALIFORNIA

FOR THE COUNTY OF LOS ANGELES

In the Matter of the Confession of Judgment by VISIPHOR CORPORATION, a Canadian corporation, Defendant, In Favor of OSI SYSTEMS, INC, a California corporation, Plaintiff.	Case No. **[PROPOSED] JUDGMENT**

Lit_CC428038.1
20526410008
08/18/2005 mb

[PROPOSED] JUDGMENT

AUG-26-2005 13:17 From:VISIPHOR 604 6842881 To:LMLS P.18/18

Pursuant to California Code of Civil Procedure §§ 1132 et seq., the Confession of Judgment Statement by Visiphor Corporation and Attorney's Certificate in Support Thereof, and good cause having been shown,

IT IS HEREBY ADJUDGED, ORDERED AND DECREED that judgment be and is hereby entered in favor of OSI Systems, Inc., and against Visiphor Corporation, a Canadian corporation (formerly known as Imagis Technologies, Inc.), in the sum of Four Hundred Thousand and 00/100 Dollars (US $400,000).

Dated: ______________________

____
Judge of the Superior Court of the State of California

Loeb & Loeb
Limited Liability Partnership
Including Professional
Corporations

LA1 CC428038.1
205264100088
08/18/2005 mb

1

[PROPOSED] JUDGMENT

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

Date: November 9, 2005

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

Date: November 9, 2005

/s/ Roy Trivett

Roy Trivett

Chief Executive Officer

                                                                                                (Principal Executive Officer)

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. § 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Visiphor Corporation  (the “Company”) on Form 10-QSB for the period ended September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Wayne Smith, Chief Operating Officer and Vice-President Finance of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Wayne Smith Wayne Smith Chief Operating Officer and Vice-President, Finance (Principal Financial and Accounting Officer) November 9, 2005

Exhibit 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. § 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Visiphor Corporation  (the “Company”) on Form 10-QSB for the period ended September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Roy Trivett, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Roy Trivett Roy Trivett Chief Executive Officer (Principal Executive Officer) November 9, 2005

Exhibit 99.1

Risk Factors

The price of Visiphor Corporation’s (the “Company”) common shares is subject to the risks and uncertainty inherent in the Company’s business.  You should consider the following factors as well as other information set forth in the Quarterly Report to which this exhibit is attached, in connection with any investment in the Company’s common shares.  If any of the events described below as risks occur, the Company’s business, results of operations and financial condition could be adversely affected.  In such cases, the price of the Company’s common shares could decline, and you could lose all or part of your investment.

Limited Operating History; History of Losses

The Company commenced operations in March 1998 and, therefore, has only a limited operating history upon which an evaluation of its business and prospects can be based. The Company and its predecessors incurred net losses of $5,457,937 and $4,058,857 in the years ended December 31, 2004 and December 31, 2003, respectively and $4,667,276 for the nine-month period ended September 30, 2005.  The Company has never been profitable and there can be no assurance that, in the future, the Company will be profitable on a quarterly or annual basis.

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

Need for Additional Financing

The Company believes it currently has cash sufficient to fund its operations through November 2005. The Company also has accounts receivable totaling in excess of $900,000 at the date of this report. The Offering described in the September 30, 2005 Form 10QSB if completed will eliminate the Company’s working capital deficiency and management believes that the revenues from the Company’s sales combined with the sales revenues of Sunaptic will be sufficient to fund its consolidated operations. If the Offering is not completed, accounts receivable are not collected, certain of the contracts are not completed, or the expected sales are not received the Company may need to raise additional funds through private placements of its securities or seek other forms of financing. There can be no assurance that such financing will be available to the Company on terms acceptable to it, if at all.  If the Company’s operations are substantially curtailed, it may have difficulty fulfilling its current and future contract obligations.

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

Lengthy Sales Cycles

The purchase of any of the Company’s software systems is often an enterprise-wide decision for prospective customers and requires the Company (directly or through its business partners) to engage in sales efforts over an extended period of time and to provide a significant level of education to prospective customers regarding the use and benefits of such systems. In addition, an installation generally requires approval of a governmental body such as municipal, county or state government, which can be a time-intensive process and require months before a decision can be made. Due in part to the significant impact that the application of the Company’s products has on the operations of a business and the significant commitment of capital required by such a system, potential customers tend to be cautious in making acquisition decisions. As a result, the Company’s products generally have a lengthy sales cycle ranging from six (6) to twelve (12) months. Consequently, if the sales forecast from a specific customer for a particular quarter are not realized in that quarter, the Company may not be able to generate revenue from alternative sources in time to compensate for the shortfall. The loss or delay of a large contract could have a material adverse effect on the Company’s quarterly financial condition, operating results and cash flows.  Moreover, to the extent that significant contracts are entered into and required to be performed earlier than expected, the Company’s future operating results may be adversely affected.

Dependence on a Small Number of Customers

The Company derives a substantial portion of its revenues, and it expects to continue to derive a substantial portion of its revenues in the near future, from sales to a limited number of customers. Unless and until the Company further diversifies and expands its customer base, the Company’s success will depend significantly upon the timing and size of future purchase orders, if any, from its largest customers, as well as their product requirements, financial situation, and, in particular, the successful deployment of services using the Company’s products. The loss of any one or more of these customers, significant changes in their product requirements, or delays of significant orders could have a material adverse effect upon the Company’s business, operating results and financial condition.

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

Dependence on Marketing Relationships

The Company’s products are also marketed by its business partners. The Company’s existing agreements with business partners are nonexclusive and may be terminated by either party without cause at any time. Such organizations are not within the control of the Company, are not obligated to purchase products from the Company and may also represent and sell competing products. There can be no assurance that the Company’s existing business partners will continue to provide the level of services and technical support necessary to provide a complete solution to its customers or that they will not emphasize their own or third-party products to the detriment of the Company’s products. The loss of these business partners, the failure of such parties to perform under agreements with the Company or the inability of the Company to attract and retain new business with the technical, industry and application experience required to market the Company’s products successfully could have a material adverse effect on the Company’s business, financial condition, operating results and cash flows.

Additionally, the Company supplies products and services to customers through a third-party supplier acting as a project manager or systems integrator. In such circumstances, the Company has a sub-contract to supply its products and services to the customer through the prime contractor. In these circumstances, the Company is at risk that situations may arise outside of its control that could lead to a delay, cost over-run or cancellation of the prime contract which could also result in a delay, cost over-run or cancellation of the Company’s sub-contract. The failure of a third-party supplier to supply its products and services or to perform its contractual obligations to the customer in a timely manner could have a material adverse effect on the Company’s financial condition, results of operations and cash flows

Competition

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

Imagis UK Partnership

On July 31, 2004, the Company entered into an agreement with Centrom Limited (“Centrom”) of the United Kingdom to form a jointly owned subsidiary Company Imagis Technologies UK Limited (“Imagis UK”). Imagis UK, a subsidiary of Centrom Limited, will be the exclusive distributor of Visiphor’s software products in the UK and a non-exclusive distributor on a world-wide basis. Visiphor owns a 25% interest in Imagis UK in consideration of the grant of UK exclusivity, and Centrom has committed to provide £500,000 (approximately $1.25 million) over the next two years to support the initial start-up costs of Imagis UK in consideration of a 75% ownership. Centrom’s commitment will be met through a combination of cash and services, with the services portion to be provided at Centrom’s cost without any mark-up. Included in the £500,000 commitment is a non-refundable advance licensing payment of £60,000 (approximately $150,000) which has been paid, representing an initial sales commitment by Imagis UK of approximately $250,000. Imagis UK’s operations are in the start-up phase and there has been no significant gain or loss to date. The Company is not required to make any advances to Imagis UK and has not made any advances to date.

There can be no assurance that the relationships with Imagis UK and Centrom will prove to be successful in the future or will result in any material revenue for the Company.

Volatility of the Company's Share Price

The Company’s share price has fluctuated substantially since the Company’s common shares were listed for trading on the TSX Venture Exchange and quoted on the Over-The-Counter Bulletin Board (“OTCBB”). The trading price of the Company’s common shares is subject to significant fluctuations in response to variations in quarterly operating results, the gain or loss of significant orders, announcements of technological innovations, strategic alliances or new products by the Company or its competitors, general conditions in the securities industries and other events or factors. In addition, the stock market in general has experienced extreme price and volume fluctuations that have affected the market price for many companies in industries similar or related to that of the Company and have been unrelated to the operating performance of these companies. These market fluctuations may adversely affect the market price of the Company’s common shares.

Certain Shareholders May Exercise Control over Matters Voted Upon by the Company's Shareholders

Certain of the Company’s officers, directors and entities affiliated with the Company together beneficially owned a significant portion of the Company’s outstanding common shares as of September 30, 2005. While these shareholders do not hold a majority of the Company’s outstanding common shares, they will be able to exercise significant influence over matters requiring shareholder approval, including the election of directors and the approval of mergers, consolidations and sales of the Company’s assets. This may prevent or discourage tender offers for the Company’s common shares.

Additional Disclosure Requirements Imposed on Penny Stock Trades

If the trading price of Visiphor’s common shares is less than $5.00 per share, trading in its common shares may be subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934, as amended, which require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a penny stock.  Such additional disclosure includes, but is not limited to, U.S. broker-dealers delivering to customers certain information regarding the risks and requirements of investing in penny stocks, the offer and bid prices for the penny stock and the amount of compensation received by the broker-dealer with respect to any proposed transaction. The additional burdens imposed upon broker-dealers may discourage broker-dealers from effecting transactions in Visiphor’s common shares, which could reduce the liquidity of Visiphor’s common shares and thereby have a material adverse effect on the trading market for such securities.

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

Acquisition of Sunaptic

The proposed acquisition is subject to normal commercial risks that the acquisition may not close, on the terms negotiated or at all.  Additionally, the proposed acquisition is conditioned upon the completion of a brokered private placement of $5,500,000, which may be unsuccessful.

If the acquisition does not close, certain costs incurred by the Company in connection with the acquisition which have been capitalized, will be expensed by the Company.

As a result of the proposed acquisition to be made by the Company, significant demands will be placed on the Company’s managerial, operational and financial personnel and systems.  No assurance can be given that the

Company’s systems, procedures and controls will be adequate to support the expansion of its operations resulting from the acquisition.  Future operating results will be affected by the ability of the Company’s officers and key employees to manage changing business conditions and acquisitions and to implement and improve operational and financial controls and reporting systems.

The proposed acquisition also involves the integration of entities that previously operated independently.  No assurance can be given that the combined operations resulting from the acquisition will realize anticipated synergies or that other benefits expected from the acquisition will be realized.

The Company’s current or prospective business partners, joint venture partners, service or equipment suppliers or customers may, in response to the announcement or completion of the proposed acquisition, may delay or cancel purchasing decisions or decisions relating to joint ventures, contracts or other business alliances.  There can be no assurance that there will be no delay or cancellation by these parties, any of which could have a material adverse effect on the Company’s business, operating results, financial condition or future prospects.  In addition, key employees of the Company may feel that the proposed transaction poses uncertainties that cause them to leave the Company, which could have a material adverse effect on the Company’s business, operating results, financial condition or future prospects.

Exhibit 99.2

BC FORM 51-102F1

QUARTERLY REPORT

ISSUER DETAILS:

Name of Issuer	VISIPHOR CORPORATION
For Quarter Ended	September 30, 2005
Date of Report	November 9, 2005
Issuer Address	1100 – 4710 Kingsway Burnaby, British Columbia V5H 4M2
Issuer Fax Number	(604) 684-9314
Issuer Telephone Number	(604) 684-2449
Contact Name	Wayne Smith
Contact Position	Vice President Finance
Contact Telephone Number	(604) 684-2449
Contact Email Address	wayne.smith@visiphor.com
Web Site Address	www.visiphor.com

CERTIFICATE

THE THREE SCHEDULES REQUIRED TO COMPLETE THIS REPORT ARE ATTACHED AND THE DISCLOSURE CONTAINED THEREIN HAS BEEN APPROVED BY THE BOARD OF DIRECTORS.  A COPY OF THIS REPORT WILL BE PROVIDED TO ANY SHAREHOLDER WHO REQUESTS IT.

Clyde Farnsworth Name of Director	/s/Clyde Farnsworth Sign (typed)	05/11/09 Date Signed (YY/MM/DD)

Roy Trivett Name of Director	/s/ Roy Trivett Sign (typed)	05/11/09 Date Signed (YY/MM/DD)

Supplementary Information to the Financial Statements

Management’s Discussion and Analysis

As at November 9, 2005

Forward-looking information

Except for statements of historical fact, certain information contained herein constitutes “forward-looking statements,” within Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  In some cases, you can identify the forward-looking statements by Visiphor Corporation’s (“Visiphor” or the “Company”) use of the words such as “may,” “will,” “should,” “could,” “expect,” “plan,” “estimate,” “predict,” “potential,” “continue,” “believe,” “anticipate,” “intend,” “expect,” or the negative or other variations of these words, or other comparable words or phrases.  Forward-looking statements in this report include, but are not limited to: the Company’s expectation that revenues will increase during 2005 when compared to those of 2004 and that such revenues will continue to increase as newly developed products and solutions continue to gain increasing customer acceptance; management’s belief that increased revenues achieved as a result of the sale of products will more than offset increased technology development costs; the Company’s ability to fund its operations in the future; new contracts to be entered into the near future; the Company’s future operating expense levels; and the Company’s ability to achieve break-even operations on an operating cash flow basis during the fourth quarter of 2005.

Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results or achievements of the Company to be materially different from any future results or achievements of the Company expressed or implied by such forward-looking statements.  Such factors include, but are not limited to the following: the Company’s limited operating history; the Company’s need for additional financing; the Company’s history of losses; the Company’s dependence on a small number of customers; risks involving new product development; competition; the Company’s dependence on key personnel; risks involving lengthy sales cycles; dependence on marketing relationships; the Company’s ability to protect its intellectual property rights; risks associated with exchange rate fluctuations; risks of software defects; risks associated with product liability; risks associated with the Imagis UK partnership; the potential additional disclosure requirements for trades involving the issued common shares; the difficulty of enforcing civil liabilities against the Company or its directors or officers under United States federal securities laws; the volatility of the Company’s share price; risks associated with certain shareholders’ exercising control over certain matters; risks associated the acquisition of Sunaptic Solutions Incorporated (“Sunaptic”) and the other risks and uncertainties described in Exhibit 99.1 to this Quarterly Report.

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

About Visiphor

Visiphor develops and markets software that simplifies, accelerates, and economizes the process of connecting existing, disparate databases, enhanced as appropriate with biometric facial recognition technology. The combination of these technologies enables information owners to share data securely with external stakeholders and software systems using combinations of text or imagery. This includes searching disconnected data repositories for information about an individual using only a facial image.  This allows organizations to quickly create regional information sharing networks. The Company also uses its core integration technologies to provide law enforcement arrest and booking automation solutions.

Using industry standard Web Services and XML, the Company delivers a secure and economical approach to true, real-time data and application interoperability. Production deployments of the Company’s core integration technology—the Briyante Integration Environment (“BIE”)—have demonstrated positive reductions in the time and risk associated with implementing and supporting integrated access to physically and technologically disparate computers. The Company believes the broad ranging applicability of BIE into a variety of vertical markets such as health care, financial services, government services and telecommunications has been demonstrated by recent, successful deployments in the United States.

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

Use of estimates

The preparation of financial statements in accordance with generally accepted accounting principles in Canada requires management to make estimates and assumptions that affect the amounts reported or disclosed in the financial statements. Actual amounts may differ from these estimates. Areas for significant estimate include but are not limited to: valuation of accounts receivable; amortization periods for equipment, intellectual property and other assets; valuation of intellectual property; fair value inputs for calculation of stock-based compensation; and the valuation allowance of future income tax assets.

Stock-based compensation

Subsequent to January 1, 2003, the Company accounts for all stock-based payments to employees and non-employees using the fair value based method.  Under the fair value based method, stock-based payments are measured at the fair value of the consideration received, or the fair value of the equity instruments issued, whichever is more reliabily measured.

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

Prior to January 1, 2003, the Company followed the settlement method of accounting for employee stock options.  The fair value method was used for non-employee grants made in the year ended December 31, 2002 and the settlement method for grants made prior to that date. Had compensation expense associated with employee stock options awarded prior to January 1, 2003 been determined in accordance with the fair value method, the Company’s net loss and net loss per share for the nine-month periods ended September 30, 2005 and 2004 would have been unaffected.

Results of Operations for the three-month period and nine-month period ended September 30, 2005 compared to the three-month period and nine-month period ended June 30, 2004:

Revenues

Visiphor’s total revenues increased 881% to $1,008,581 for the three-month period ended September 30, 2005 compared to $102,814 during the same period of the prior year. The year to date revenues increased 219% to $2,253,829 over the prior year level of $705,954.

Revenues from the Company’s software products rose 1859% to $547,494 for the current three-month period as compared to $27,946 for 2004. Software sales revenues increased by 252% to $1,512,578 for the year over the prior year’s level of $429,886. This growth was seen in the Company’s core product lines of BIE and law enforcement.

Support and services revenues were 516% greater at $459,799 for the three-month period ended September 30, 2005 than in 2004 of $74,603. Support and services revenues for the year to date increased 174% to $737,568 over the prior year level of $269,611. The support and services revenues increased as a result of additional sales of software providing increased levels of customization, installation, and support contracts.

Visiphor expects that revenues will increase in subsequent quarters of 2005 when compared to those of 2004 and will continue to increase as the Company’s current and newly developed products and solutions continue to gain increasing customer acceptance.  The Company’s deferred revenues at September 30, 2005 were $269,645, which combined with revenues to date for the year of $2,253,829 represents sales of $2,523,474 through the third quarter of this fiscal year. In addition, the Company has received orders for further sales totalling approximately $1.6 million.

There can be no assurance however that all of the Company’s sales characterized as deferred revenue in its unaudited financial statements through the period ended September 30, 2005 will later be booked as revenue in future periods.  Further, there can be no assurance that all orders for further sales received to date will result in actual future revenues to the Company.

Other revenues for the three-month period ended September 30, 2005 were $1,288, whereas other revenues of $265 were earned in the prior year. Other revenues declined by 43% for the year to date to $3,683 compared to $6,457 for 2004. These revenues were primarily earned through interest revenue and the sale of computer supplies.

Operating Costs

Operating expenses totalled $2,659,375 for the three-month period ended September 30, 2005, which is 84% greater than the 2004 operating expenses of $1,449,017. The 2005 expenses include stock-based compensation of $194,714 due to Visiphor’s employee stock option plan and $393,955 in amortization, which includes $322,713 in amortization costs for the intellectual property acquired in the Briyante acquisition. The 2005 expenses also include a one-time charge of $177,060 (USD$150,000; USD$250,000 was recorded as an estimate in a prior period) incurred in settlement of the OSI legal dispute. Excluding these charges the 2005 operating expenses total $1,893,646. The 2004 expenses include stock-based compensation of $278,188 and amortization of $399,672, which includes $322,713 in amortization costs for the intellectual property acquired in the Briyante acquisition. Excluding these items, the operating expenses for 2004 were $771,157. The difference of $1,122,489 between 2005 and 2004 represents a 145% increase in operating expenses over the prior period. The increased costs over the prior year are due to hiring additional staff in all departments to increase sales, continue product development, and meet the increased demand for Visiphor’s products and services.

Operating expenses totalled $6,921,105 for the nine-month period ended September 30, 2005, which is 41% greater than the 2004 operating expenses of $4,893,711. The 2005 expenses include stock-based compensation of $688,973, $1,188,695 in amortization, which includes $968,139 in amortization costs for the intellectual property acquired in the Briyante acquisition and $177,060 incurred in settlement of the OSI legal dispute. Excluding these charges the 2005 operating expenses total $4,866,377. The 2004 expenses include stock-based compensation of $1,061,172 and amortization of $1,175,604. Excluding these items, the operating expenses for 2004 were $2,656,935.  The difference of $2,209,442 between 2005 and 2004 represents an 83% increase in operating expenses over the prior year. The increased costs over the prior period resulted from significant increases in staffing and related costs. Staff levels have increased from 35 at January 1, 2005 to 63 at September 30, 2005. The current operating expense level is approximately $7,500,000 per year and may increase if additional resources are required to meet sales demands.

Administration

Administrative costs for the three-month period ended September 30, 2005 were $877,625, which is 81% greater than for 2004 of $485,315. These costs include a stock-based compensation charge of $94,679 and $177,060 incurred in settlement of the OSI legal dispute in 2005 and stock-based compensation charge of $278,188 in 2004. Excluding these charges, the administrative costs were $605,886 in 2005 versus $207,127 in 2004, which represents a 193% increase. This increase was due to the addition of staff including shareholder relations employees and related expenses and increases in travel, legal and accounting expenses. Administrative costs include staff salaries and related benefits and travel, stock-based compensation, consulting and professional fees, facility and support costs, shareholder, regulatory and shareholder relations costs.

Administrative costs for the nine-month period ended September 30, 2005 were $2,116,769, which is 6% greater than for 2004 of $1,996,107. These costs include the stock-based compensation charge of $362,987 and $177,060 incurred in settlement of the OSI legal dispute in 2005 and $1,061,172 in stock-based compensation in 2004. Excluding these charges, the administrative costs were $1,576,722 in 2005 versus $934,935 in 2004, which represents a 69% increase.  The current level of administrative cost is expected to remain the same or be reduced for the balance of 2005.

Interest and Amortization

The interest expense for the three-month period ended September 30, 2005 of $8,623, which is 126% greater than for 2004 of $3,813, is primarily due to interest charged on equipment leases and various supplier accounts. The amortization expense of $393,955 for 2005 is consistent with 2004 of $399,672 and is primarily due to amortization of the acquisition of the intellectual property of Briyante.

The decrease in interest expense of $5,118 for the nine-month period ended September 30, 2005 over the prior year level is primarily due to a reduction in outstanding leases. The amortization expense of $1,188,695 for 2005 is comparable to the 2004 expense of $1,175,604 and is primarily due to the acquisition of the intellectual property of Briyante.

Bad Debt Expense

The bad debt expense for the three-month period ended September 30, 2005 of $42,801 consists of two customers that defaulted on payment for software licenses. There was no comparable expense during the same period in 2004. This was the only bad debt expense for 2005 and there was no bad debt expense in 2004.

Cost of Materials

Cost of materials for the three-month period ended September 30, 2005 of $23,100 is for security clearance for the King County RAIN project. This was the only cost of materials expense in 2005 and there is no cost of materials expense in 2004.

Sales and Marketing

Sales and marketing expenses for the three-month period ended September 30, 2005 were $368,695 compared to $290,956 during the same period last year, which represents an increase of 27%. These costs include a stock-based compensation charge of $30,411 in 2005. Excluding this charge, the sales and marketing costs were $338,284 in 2005, which represents a 16% increase over 2004.

Sales and marketing expenses for the nine-month period ended September 30, 2005 were $1,225,160 and were 60% greater than in 2004 of $766,965. These costs include a stock-based compensation charge of $95,623 in 2005. Excluding this charge, the sales and marketing costs were $1,129,537 in 2005, which represents a 47% increase over 2004. Visiphor significantly increased the size of its marketing team in 2005 and the increase is due to salaries for new staff.

Technology Development

The technology development expenses for the three-month period ended September 30, 2005 were $466,471 which is 150% greater than the 2004 costs of $186,640. Technology development expenses include a stock-based compensation charge of $38,208 in 2005. Excluding this the 2005 expense is $428,263 which is 129% higher than 2004. This increase was primarily due to hiring additional staff and the associated costs required to maintain our enhancement of existing products and new product development.

The technology development expenses for the nine-month period ended September 30, 2005 were $1,289,816 which is 84% higher than the 2004 costs of $702,764. The 2005 costs include a stock-based compensation charge of $135,469. Excluding this charge, the costs were $1,154,347 in 2005, which represents a 64% increase over 2004.  This increase was primarily due to hiring additional staff and the associated costs required to maintain our enhancement of existing products and new product development. Management expects that the increased revenues achieved as a result of the sale of products will more than offset the increased costs. Management believes that continuing to invest in technology advancements is crucial to the future success of Visiphor.

Technical Services

Costs for the technical services group for the three-month period ended September 30, 2005 were $113,407, which is 37% greater than the 2004 costs of $82,621. These costs include a stock-based compensation charge of $4,587 in 2005. Excluding this charge, the technology services costs were $108,820 in 2005, which represents a 32% increase over 2004. The increase is due to the hiring of staff and associated costs to meet the support requirements for the sales orders described above and provide the staff required for quality assurance testing of product enhancements.

Costs for the technical services group for the nine-month period ended September 30, 2005 were $389,575, which is 72% greater than the 2004 costs of $226,962. These costs include a stock-based compensation charge of $15,920 in 2005. Excluding this charge, the technology services costs were $373,655 in 2005, which represents a 65% increase over 2004.  The technical services group conducts quality assurance testing and provides clients with any technical support they may require under annual support contracts, and includes primarily costs for salaries, facilities and travel. Costs for future quarters will be dependent on the sales levels achieved by the Company.

Professional Services

Costs for the professional services group for the three-month period ended September 30, 2005 were $364,698. These costs include a stock-based compensation charge of $26,829. Excluding this charge, the professional services costs were $337,869. Professional Services is a new department that was initiated in the second quarter of 2005; consequently, there are no comparative figures for 2004. The professional services group is responsible for the installation of Visiphor’s products and training of Visiphor’s customers and business partners in the use of our products. The costs include salaries, travel and general overhead expenses. Costs for future quarters will be dependent on the sales levels achieved by the Company.

Costs for the professional services group for the nine-month period ended September 30, 2005 were $624,998. These costs include a stock-based compensation charge of $78,974. Excluding this charge, the professional services costs were $546,024.

Net Loss for the Period

The Company's current net loss on a monthly basis is approximately $550,000.  Management believes that providing cash operating expense information may be helpful to investors with respect to the Company's results of operations, because it excludes certain non-cash amortization amounts that the Company has incurred primarily as a result of its acquisition of certain intellectual property of Briyante that prevents an accurate period-to-period comparison as well as stock-based compensation that does not require cash payments and one-time unusual expenses.  When excluding such expenses, the Company's current rate of loss on a cash operating expense basis is approximately $295,000 per month.

Overall, the Company incurred a net loss for the three-month period ended September 30, 2005 of $1,650,794, or $0.06 per share, which is 23% higher than the net loss incurred during the three-month period ended September 30, 2004 of $1,346,203, or $0.09 per share. Adjusting the loss to take into account the expenses described above in the paragraph above, the losses become $885,065 for 2005 and $668,343 for 2004, representing a 32% increase.

The Company incurred a net loss for the nine-month period ended September 30, 2005 of $4,667,276 or $0.18 per share, which is 12% higher than the net loss incurred during the period ended September 30, 2004 of $4,187,757 or $0.32 per share. Adjusting the loss to take into account the items described in the paragraph above, the losses become $2,612,548 for 2005 and $1,950,981 for 2004, representing a 34% increase.

The Company has received sales orders totalling $1.6 million that have not commenced installation and the revenue will not be recognised until future quarters.  There can be no assurance however that all orders for further sales received to date will result in actual future revenues to the Company.

In the Company's most recent Form 10-KSB, management stated that it believed that the Company would be able to achieve break-even operations on an EBITDA basis during the second and third quarters of 2005.  Due to the timing of the completion of existing contracts and its effect upon the recognition of revenue, management revised this estimate.  After excluding the Company's quarterly amortization expenses of $395,000 primarily associated with the Briyante acquisition and any stock-based compensation expense associated with granting options, management believes that it will achieve break-even operations on a cash operating basis by the end of the fourth quarter of 2005.

Summary of Quarterly Results

	Q3-2005	Q2-2005	Q1-2005	Q4-2004	Q3 – 2004	Q2 - 2004	Q1 - 2004	Q4 - 2003

Total Revenue	$1,008,581	920,620	324,628	327,016	102,814	317,085	286,055	263,793
Loss	(1,650,794)	(1,562,291)	(1,454,190)	(1,270,180)	(1,346,203)	(1,259,753)	(1,581,801)	(959,283)
Net loss per share	(0.06)	(0.06)	(0.06)	(0.08)	(0.09)	(0.09)	(0.14)	(0.15)

The Company’s changes in its net losses per quarter fluctuate according to the volume of sales. As the Company currently has a small number of customers generating the majority of its revenues, there is no consistency from one quarter to the next and past quarterly performance is not considered to be indicative of future results. The Company had significantly reduced its operating expenses during the period from the third quarter of 2002 through the third quarter of 2003, which also had a large impact on the comparative loss figures. In the latter part of 2004 and in 2005, the Company hired additional staff to meet the demands of the sales orders described above, causing a significant increase in expense levels. The Company is not aware of any significant seasonality affecting its sales.

Liquidity and Capital Resources

The Company’s aggregated cash on hand at the beginning of the three-month period ended September 30, 2005 was $717,043. During the period, the Company received additional net funds of $563,750 from the exercise of warrants and $2,267 from the exercise of options.

The Company used these funds primarily to finance its operating loss for the period. The impact on cash of the loss of $1,650,794, after adjustment for non-cash items and changes to other working capital accounts in the period, resulted in a negative cash flow from operations of $1,083,695. The Company also repaid capital leases of $24,820 and purchased capital assets of $29,943.  Overall, the Company’s cash position decreased by $625,666 to $91,377 at September 30, 2005.

The Company’s aggregated cash on hand at the beginning of the nine-month period ended September 30, 2005 was $123,148. During the period, the Company received additional net funds of $2,358,479 from two private placements.  Due to an increase in the Company’s stock price the Company also received proceeds of $86,630 from the exercise of options and $705,425 from the exercise of warrants.

The Company used these funds primarily to finance its operating loss for the period. The impact on cash of the loss of $4,667,276, after adjustment for non-cash items and changes to other working capital accounts in the period, resulted in a negative cash flow from operations of $2,871,917. The Company also repaid capital leases of $43,670 and purchased capital assets of $216,718.  Overall, the Company’s cash position decreased by $31,771 to $91,377 at September 30, 2005.

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

During the final quarter of 2004, the Company was awarded a contract with PRIME Corp. of British Columbia, Canada to deploy the Visiphor flagship InForce Arrest and Booking (InForce AB) software as an integrated component of the province-wide Police Records Information Management Environment (PRIME-BC). This contract will result in revenues to the Company in excess of $800,000.  The Company has received $482,011 and has a receivable of $215,410 for services completed as at September 30, 2005. Revenue of $603,379 has been recorded with $94,041 recorded in deferred revenue which represents a 10% holdback for software and unearned support, the remainder of the contract is expected to be completed by the end of 2005.

In April 2005, the Company signed a USD$780,500 contract with King County of Washington to supply an expansion of the RAIN (Regional Automated Information Network) project for the County’s law enforcement agencies. This project will expand RAIN’s capabilities and benefits to over 3,000 officers across 23 independent police jurisdictions responsible for protecting over 1.7 million citizens. Revenues of $497,666 from this contract were recognized in the second quarter of 2005, the remainder is expected to be recognized during the fourth quarter of 2005.

In June 2005, the Company signed a contract in excess of $350,000 with the Department of Homeland Security (DHS). The contract was received on behalf of the DHS Metadata Center of Excellence. The software will be used to design and deploy a metadata (data describing data) repository and a federal query information sharing capability. The Company has recognized $237,583 in revenue as at September 30, 2005, the remainder is expected to be recognized during the fourth quarter of 2005.

In August 2005, the Company signed a contract in excess of $400,000 with the Department of Homeland Security (DHS). The contract was received on behalf of Customs and Border Protection. The software will be used to provide a federated query application capable of simultaneously searching multiple, disparate data sources. The Company has recognized $280,313 in revenue as at September 30, 2005, the remainder is expected to be recognized during the fourth quarter of 2005.

The Company also has received other orders with certain agencies in the United States that total an additional approximately $1,000,000.  The amounts due under these contracts are expected to be received by the Company in the fourth quarter of 2005 or early in 2006. There can be no assurance however that any or all of such orders will result in actual revenues to the Company.

The Company has entered into an agreement to acquire Sunaptic, a privately-held Vancouver-based company specializing in providing integration solutions using Microsoft technologies such as .NET and BizTalk Server for the health care and financial services marketplaces. On September 27, 2005, the Company made a $50,000 non-refundable lock-up payment to Sunaptic. The Company agreed to acquire 100% of the outstanding shares of Sunaptic for consideration of $3,200,000. The consideration will consist of $2,720,000 in cash and 960,000 common shares of the Company at a deemed price of $0.50 per share. The common shares issued by the Company will be held in escrow, with 50% to be released on the 12 month anniversary of closing of the acquisition and 50% to be released on the 18 month anniversary of the closing of the acquisition.    The closing of the acquisition will be subject to the Company completing an associated financing of sufficient size to fund the cash portion of the consideration.  This transaction will be subject to regulatory approval.  Under the terms of the agreement the transaction is required to close on or before November 18, 2005.

The Company announced its intention to complete a brokered private placement by way of an offering memorandum (“the Offering”) of up to $5,500,000. The Offering will consist of up to 11 million units priced at $0.50 per unit. Each unit will consist of one common share and one half common share purchase warrant.  Each whole warrant will entitle the holder for one year from the date of issue of the units to acquire one additional common share in the capital of Visiphor at an exercise price of $0.60 or at $0.75 for a second year. The private placement will be subject to regulatory approval. The Company has agreed to pay the following consideration to the agent for the Offering:

iv.

a cash commission of 7% of the gross proceeds of the Offering;

v.

brokers’ warrants entitling the holder to purchase up to such number of units as is equal to 10% of the total number of units sold through the Offering, each warrant exercisable for a period of two years for one unit at $0.50;

vi.

a work fee of $25,000 cash plus reasonable expenses.

If completed, the proceeds of the Offering will be used to pay the cash consideration portion of the Sunaptic acquisition and the associated costs of the acquisition and the financing, including legal, accounting, and commissions. If the maximum Offering is completed, the net proceeds of the Offering available to the Company for working capital purposes will be approximately $2 million. There can be no assurance that the acquisition of Sunaptic or any or all of the Offering will be completed.

The Company believes it currently has cash sufficient to fund its operations through November 2005. The Company also has accounts receivable totaling in excess of $900,000 at the date of this report. The Offering described above if completed will eliminate the Company’s working capital deficiency and management believes that the revenues from the Company’s sales combined with the sales revenues of Sunaptic will be sufficient to fund its consolidated operations. If the Offering is not completed, accounts receivable are not collected, certain of the contracts are not completed, or the expected sales are not received the Company may need to raise additional funds through private placements of its securities or seek other forms of financing. There can be no assurance that such financing will be available to the Company on terms acceptable to it, if at all.  If the Company’s operations are substantially curtailed, it may have difficulty fulfilling its current and future contract obligations.

Contractual Obligations

The Company is committed to the following operating lease payments over the next four years:

Year                                                                                         Equipment                      Building                               Total

2005

$

  14,366

$

37,037                   $

   51,403

2006

  65,296

248,885

   314,181

2007

  65,442

202,900

   268,342

2008

  34,629

202,900

   237,529

2009

-

202,900

   202,900

$

  179,733

$

894,622

$

   1,074,355

The lease for the Company’s head office expired on September 30, 2005 and new premises were obtained under a sublease. The terms of the sublease are for 10,938 square feet for the period of August 1, 2005 to December 30, 2009. The monthly rent is $16,908 with rent abatement for the first three-month period and a partial payment of $4,800 for November 2005.

On January 27, 2005 the Company received a Notice of Demand from OSI Systems PVT Ltd (“OSI”) for USD$500,000 alleging that the Company was in default under the terms of various agreements. On August 16, 2005 the parties settled this claim. Under the terms of the settlement the Company agreed to pay OSI USD$400,000. The Company made a payment of USD$100,000 on September 1, 2005 and has agreed to make a second payment of USD$125,000 on November 15, 2005 and a final payment of USD$175,000 on December 31, 2005.

Off-Balance Sheet Arrangements

At September 30, 2005, the Company did not have any off-balance sheet arrangements.

Transactions with Related Parties

At September 30, 2005, accounts payable and accrued liabilities included $404,370 (at December 31, 2004 - $284,759) owed by the Company to directors and officers and companies controlled by directors and officers of the Company. These amounts are unsecured, non-interest bearing and payable on demand. At September 30, 2005, accounts payable and accrued liabilities included $348,810 (at December 31, 2004 - $300,500) owed by the Company to companies formerly related by virtue of having a director or officer in common with the Company.

Other Management Discussion & Analysis Requirements

i.

Additional information relating to the Company, including the Company’s Annual Information Form, is on available on SEDAR at www.sedar.com.

ii.

Share Capital at November 9, 2005

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

Issued in settlement of accounts payable

  2,654,675

1,019,562

Issued for acquisition of intellectual property

  187,500

75,000

Share issuance costs

-

(82,337)

Balance, December 31, 2004

  20,795,281

26,230,920

Issued during period for cash:

Private Placements

  7,107,785

2,700,225

Options exercised

  211,895

86,630

Warrants exercised

  1,630,000

708,650

Special Warrants exercised

  1,007,151

781,802

Fair value of options exercised

-

60,458

Share issuance costs                                                                                                         -                        (312,230)

Issuance of shares as share issuance cost                                                           60,000                           24,000

Balance, November 9, 2005

  30,812,112

$

  30,278,455

(c)

Special warrants:

During October and November 2003, the Company sold a total of 9,796,087 special warrants (the “Special Warrants”) at $0.1725 per Special Warrant in a series of four tranches.  Cash proceeds of $899,075 less commissions of $39,757 were received for the sale of 5,212,029 Special Warrants and 4,584,058 Special Warrants were issued in settlement of $790,750 in debt.  Each Special Warrant was exercisable, for no additional consideration, into units consisting of 0.2222 common shares and 0.2222 share purchase warrants, with the exception of 1,002,899 Special Warrants issued to insiders of the Company.  The units issued to insiders of the Company were exercisable into 0.2222 common shares with no share purchase warrant.  Each whole warrant entitled the holder for two years from the date of issue of the Special Warrants to acquire one additional common share at an exercise price of $1.04 per share in the first year and $1.14 per share in the second year.  The Special Warrants were convertible at the holders’ option at any time for an eighteen month period and converted automatically at the end of the eighteen months.  The Company was not required to meet any conditions prior to conversion.  Finder’s fees of $39,758 cash and 38,641 in broker’s warrants exercisable at $1.04 per share were paid.  The brokers’ warrants were exercisable until October 30, 2004 and have been recorded at the fair value as at the date of issue of $7,327 as a reduction in the proceeds of the Special Warrants and an increase in contributed surplus.  As at September 30, 2005, 2,176,907 units have been issued on conversion of all the Special Warrants which resulted in the issuance of 2,176,907 common shares and 2,176,907 share purchase warrants.

(d)

Warrants:

At December 31, 2004, and November 9, 2005, the following warrants were outstanding:

December 31, 2004	Issued	Exercised	Expired	September 30, 2005	Exercise price	Expiry date

1,840,671	784,300	-		2,624,971	$0.46	November 30, 2005
4,007,875	-	(125,000)	-	3,882,875	$0.50	April 28, 2005
					or at $0.75	April 28, 2006
226,584	-	-	-	226,584	$0.50	April 29, 2005
					or at $0.75	April 29, 2006
166,700	-	(80,000)	-	86,700	$0.53	May 20, 2005
					or at $0.75	May 20, 2006
	2,505,000	(125,000)	-	2,380,000	$0.55	May 24, 2006
187,500	-	-	-	187,500	$0.40	November 29, 2005
					or at $0.50	November 29, 2006
3,930,333	-	(1,000,000)	-	2,930,333	$0.40	November 30, 2005
					or at $0.50	November 30, 2006
946,166	-	-	-	946,166	$0.45	December 31, 2005
					or at $0.55	December 31, 2006
-	2,857,785	(300,000)	-	2,557,785	$0.45	January 11, 2006
					or at $0.55	January 11, 2007

11,305,829	6,147,085	(1,630,000)	-	15,822,914

On September 27, 2005, the Company re-priced 2,624,971 warrants to $0.46 and extended their expiry date to November 30, 2005. The re-priced warrants consisted of 1,954,042 warrants with an original exercise price of $1.14 and 670,929 warrants with an original exercise price of $0.64. The original expiry dates for the warrants with an original exercise price of $1.14 were: 64,412 at September 30, 2005; 128,824 at October 10, 2005; 386,473 at October 14, 2005; 397,811 at October 30, 2005; 976,522 at October 31, 2005. The original expiry dates for the warrants with an original exercise price of $0.64 were 311,079 at October 30, 2005 and 359,850 at November 20, 2005.

(e)

Options:

The Company has a stock option plan that was approved at the Company’s annual general meeting of shareholders on June 17, 2005.  Under the terms of the plan the Company may reserve up to 5,889,756 common shares for issuance under the plan.  The Company has granted stock options to certain employees, directors, advisors, and consultants.  These options are granted for services provided to the Company.  All options granted prior to November 25, 2003 expire five years from the date of grant with the exception of 22,222 options issued during 2002 to a consultant that expired two years from the date of grant.  All options granted subsequent to November 25, 2003, expire 3 years from the date of the grant.  All options vest one-third on the date of the grant, one-third on the first anniversary of the date of the grant and one-third on the second anniversary of the date of the grant.  On November 25, 2003 all stock options along with the Company’s outstanding shares were consolidated on a 1 new option for 4.5 old basis. During the year ended December 31, 2004 all options outstanding as at December 31, 2003 were repriced to $0.78. For options that were granted prior to the adoption of the fair value based method, the fair value of the award was remeasured at the date of modification, and the full amount of the fair value was recorded as the compensation cost to the extent that vesting has occurred at December 31, 2004.

For options issued in 2003 and previously accounted for under the fair value method, modification accounting is applied.  Under modification accounting the Company recorded additional expense equal to the difference between the fair value of the original award on the date of the repricing, and the fair value of the modified award also on the date of the repricing.

A summary of the status of the Company’s stock options at November 9, 2005, and December 31, 2004 (giving retroactive effect to the share consolidation), and changes during the periods ended on those dates are presented below:

November 9, 2005

December 31, 2004

    Weighted average

     Weighted average

Shares

     exercise price

Shares

      exercise price

Outstanding, beginning of period

  3,092,334

$ 0.61

  770,294

$   5.26

Repriced to $0.78

-

    -

(4.48)

Granted

  2,796,396

0.73

   2,690,925

 0.58

Exercised

  (211,895)

0.41

 -

     -

Cancelled

  (268,335)

0.71

   (368,885)

 0.78

Outstanding, end of period

 5,408,500

$ 0.67

  3,092,334

$  0.61

The following table summarizes information about stock options outstanding at November 9, 2005:

Options outstanding

Options exercisable

Number

Number

outstanding

Weighted

Weighted

exercisable,

Weighted

November 9,

remaining

average

November 9,

average

Exercise price

2005

contractual life

exercise price

2005

exercise price

$0.33

69,999

2.21

$0.33

-

     -

$0.34

13,333

2.11

$0.34

6,667

$0.34

$0.35

10,333

2.22

$0.35

1,667

$0.35

$0.36

44,072

2.37

$0.36

11,482

$0.36

$0.39

105,000

2.52

$0.39

35,000

$0.39

$0.40

991,033

1.90

$0.40

617,525

$0.40

$0.41

13,000

1.73

$0.41

7,000

$0.41

$0.43

25,500

2.96

$0.43

8,834

$0.43

$0.45

50,000

7.60

$0.45

16,668

$0.45

$0.47

10,000

3.01

$0.47

3,334

$0.47

$0.49

50,000

2.92

$0.49

16,667

$0.49

$0.50

42,500

2.76

$0.50

14,501

$0.50

$0.55

10,000

1.59

$0.55

6,667

$0.55

$0.56

21,166

2.63

$0.56

4,500

$0.56

$0.57

27,999

2.66

$0.57

-

-

$0.65

25,000

2.81

$0.65

13,334

$0.65

$0.66

182,222

1.65

$0.66

111,487

$0.66

$0.67

15,000

2.76

$0.67

5,000

$0.67

$0.68

10,000

2.85

$0.68

3,334

$0.68

$0.69

20,000

2.86

$0.69

6,667

$0.69

$0.78

1,454,446

1.26

$0.78

1,089,990

$0.78

$0.79

2,192,897

2.73

$0.79

730,983

$0.79

5,408,500

2.10

$0.67

2,711,307

$0.68

The weighted average fair value of employee stock options granted during the period ended November 9, 2005 was $0.74 (2004: $0.60) per share purchase option. The weighted average fair value of employee stock options repriced during the period ended November 9, 2005 was $Nil (2004: $0.52) per share purchase option as at the date of the reprice. The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model using the following average inputs:  volatility - 67%; risk free interest rate - 5%; option term - 3 years; and dividend yield - nil.  The total compensation expense of $688,973 has been allocated to the expense account associated with each individual employee expense and credited to contributed surplus.

