Form 10KSB
period 2005-12-31
Visiphor CORP
filed 2006-03-29
CIK 1088393

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
________________

FORM 10-KSB
_________________

(Mark One)

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

[   ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                     to

Commission file Number: 000-30090
_______________
VISIPHOR CORPORATION
(Exact name of small business issuer in its charter)
_______________

Canada Not Applicable

(State or other jurisdiction of (I.R.S. Employer Identification No.) incorporation or organization)

Suite 1100 – 4710 Kingsway Burnaby, British Columbia V5H 4M2

(Address of principal executive offices, including zip code)

(604) 684-2449
(Issuer's telephone number, including area code)
_______________

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Shares, no par value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes [   ]  No [X]

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [X]

Indicate by check mark whether the issuer is a shell Company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ]  No [X]

The Issuer’s revenues for its most recent fiscal year were Cdn$3,330,141.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of March 24, 2006, was US$10,653,405.

The number of shares outstanding of each of the Issuer’s classes of equity as of March 24, 2006, was 43,075,588 common shares.

Transitional Small Business Disclosure Format: Yes [   ]  No [X]

VISIPHOR CORPORATION

FORM 10-KSB

For the Year Ended December 31, 2005

Exhibit 10.14
Exhibit 10.15
Exhibit 10.16
Exhibit 10.17
Exhibit 10.18
Exhibit 10.19
Exhibit 21.1
Exhibit 23.1
Exhibit 23.2
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
Exhibit 99.1

NOTE REGARDING FORWARD-LOOKING STATEMENTS

Except for statements of historical fact, certain information contained herein constitutes “forward-looking statements,” within Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In some cases, you can identify the forward-looking statements by Visiphor Corporation’s (“Visiphor” or the “Company”) use of the words such as “may,” “will,” “should,” “could,” “expect,” “plan,” “estimate,” “predict,” “potential,” “continue,” “believe,” “anticipate,” “intend,” “expect,” or the negative or other variations of these words, or other comparable words or phrases. Forward-looking statements in this Annual Report include, but are not limited to: the Company’s expectation that revenues will increase during the first two quarters of 2006 when compared to those of 2005 and that such revenues will continue to increase in the future as newly developed products and solutions continue to gain increasing customer acceptance; management’s belief that increased revenues achieved as a result of the sale of products will more than offset increased technology development costs; the Company’s ability to fund its operations in the future resulting from new orders; new contracts to be entered into the near future; the Company’s future operating expense levels; and the Company’s ability to achieve break-even operations on an operating cash flow basis during the first six months of 2006.

Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results or achievements of the Company to be materially different from any future results or achievements of the Company expressed or implied by such forward-looking statements. Such factors include, but are not limited to the following: the Company’s limited operating history; the Company’s need for additional financing; the Company’s history of losses; the Company’s dependence on a small number of customers; risks involving new product development; competition; the Company’s dependence on key personnel; risks involving lengthy sales cycles; dependence on marketing relationships; the Company’s ability to protect its intellectual property rights; risks associated with exchange rate fluctuations; risks of software defects; risks associated with product liability; risks associated with the Imagis UK partnership; the potential additional disclosure requirements for trades involving the issued common shares; the difficulty of enforcing civil liabilities against the Company or its directors or officers under United States federal securities laws; the volatility of the Company’s share price; risks associated with certain shareholders’ exercising control over certain matters; risks associated with the acquisition of Sunaptic Solutions Incorporated (“Sunaptic”) and the other risks and uncertainties described in Exhibit 99.1 to this Annual Report.

Although the Company believes that expectations reflected in these forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance, achievements or other future events. Moreover, neither the Company nor anyone else assumes responsibility for the accuracy and completeness of these forward-looking statements. The Company is under no duty to update any of these forward-looking statements after the date of this Annual Report. You should not place undue reliance on these forward-looking statements.

CURRENCY AND EXCHANGE RATES

The following table sets forth, for each period presented, the exchange rates at the end of such period, the average of the exchange rates on the last day of each month during such period and the high and low exchange rates during such period for one (1) Canadian dollar expressed in terms of one (1) United States dollar:

Year Ended December 31,
	2005	2004	2003	2002	2001
Period End	0.8579	0.8310	0.7738	0.6329	0.6279
Average for Period	0.8260	0.7719	0.7205	0.6370	0.6446
High	0.8690	0.8493	0.7749	0.6656	0.6714
Low	0.7872	0.7158	0.6329	0.6175	0.6227

Exchange rates are based upon the noon buying rate in New York City for cable transfers in foreign currencies as certified for customs purposes by the Federal Reserve Bank of New York. The noon rate of exchange on March 24, 2006 as reported by the United States Federal Reserve Bank of New York for the conversion of Canadian dollars into United States dollars was Cdn$1.00 = US$0.8565. The Issuer prepares its financial statements in Canadian Dollars. Unless otherwise indicated in this Annual Report, all references herein are to Canadian Dollars.

PART I

Item 1. Description of Business.

Visiphor is a software product and consulting services Company that is in the business of helping enterprises by “connecting what matters”. The Company specializes in the development and deployment of solutions to the problem of integrating disparate business processes and databases. In so doing, the Company has developed a number of sophisticated products and specialized consulting skills. These have allowed Visiphor to gain industry recognition as a leader in providing advanced solutions to the “system disparity” problem that permeates the law enforcement, security, health care and financial services industries.

Visiphor provides solutions for:

  Enterprise Information Integration (EII);

  Data Migration via Extract, Transform and Load (ETL),

  and Enterprise Application Integration (EAI).

Visiphor’s software products consist of servers and applications that produce one-time software licensing revenues and recurring support revenues. Its consulting services are highly specialized and focus on facilitating the solution to business integration related problems.

The Company develops and markets software products that simplify, accelerate, and economize the process of connecting existing, disparate databases. The Company’s technologies enable information owners to share data securely with internal line of business applications and external stakeholders and business partners using any combination of text or imagery. This includes searching disconnected data repositories for information about an individual using only a facial image. This allows organizations to quickly create regional information sharing networks using any combination of text or imagery.

In addition to a suite of data sharing and integration products, Visiphor also has a premier consulting team, Visiphor Consulting Services (“VCS”), that can provide services to organizations ranging from business process management support, development of an integration strategic plan, through to the design, development and implementation of a complete data sharing and integration solution for any combination of internal applications integration, business partner integration, process automation or workflow.

Using industry standard Web services, XML and Application Integration tools like Microsoft Biztalk® Server and Visiphor’s own Briyante Integration Environment (“BIE”); Visiphor delivers an economical approach to the design and implementation of reliable, real-time application interoperability.

Production deployments of the Company’s core integration technology — the Briyante Integration Environment —have demonstrated reductions in the time and risk associated with implementing and supporting federated access to physically and technologically disparate computers. The Company believes the broad ranging applicability of BIE into a variety of vertical markets such as health care, financial services, government services and telecommunications has been demonstrated by recent, successful deployments in the United States.

In June 2005, the Company changed its name from Imagis Technologies Inc. to Visiphor Corporation. This was done to convey that the business plan going forward would be based on “Visual Metaphors” (thus the name Visi-phor) for the delivery of data integration solutions for enterprise.

The Company was formed through the 1999 acquisition of Imagis Cascade Technologies Inc. (“Imagis Cascade”), which was founded in 1990 through the merger of two firms, one of which was engaged in the processing of satellite images and the other that was engaged in the development and marketing of an imaging-oriented jail admission/discharge information system.

In conjunction with the Royal Canadian Mounted Police (“RCMP”), Imagis Cascade developed a set of law enforcement and security software solutions culminating in the Computerized Arrest & Booking System (“CABS”). At the request of the RCMP, Imagis Cascade expanded into image and facial recognition to provide an easy and effective way to identify a suspect using only a photograph. Soon thereafter the Company initiated deployment of a facial recognition-enabled regional arrest and booking data sharing network in Alameda County, Oakland, CA using traditional system integration approaches.

In 2003, the Company merged its operations with Briyante Software Corp. (“Briyante”), a Company specializing in disparate database integration and service oriented architecture application development. Briyante’s reputation was solidified by its deployment of a Web Service-based data sharing network for the King County Sheriff’s Office (Seattle, WA). The Company continues to use the Briyante brand name for the Company’s data integration technology.

In November 2005, Visiphor acquired the integration consulting firm Sunaptic, which had an extensive collection of customer projects in the business integration area including a significant business process management practice. The Sunaptic organization has provided a significant contribution of technical expertise in the design, development and implementation of data sharing and integration solutions. Sunaptic also had an extensive client list that included several regional health authorities in British Columbia, Canada. After the acquisition of Sunaptic, the Company now able to offer a powerful set of products and services to facilitate enterprise-level data, process, and application integration, known collectively as Enterprise Information Integration (“EII”).

Today, Visiphor offers a product and services suite that facilitates the rapid integration of dissimilar information systems, enabling comprehensive access to sources of critical data without compromising the originating data-owner’s security protocols or requiring modifications to legacy systems. This ability to access external databases amplifies the power and range of the Company’s recognition and digital image matching technologies—technology that provides time- and resource-saving tools for criminal investigations, surveillance, and security.

Combined, the Company’s core technologies bridge the gap between islands of disparate data, facilitating access to comprehensive information about persons of interest using any combination of text or imagery.

General Overview

Visiphor develops and markets robust software technologies and professional services for information sharing and biometric identification.

Products and Services
Briyante Integration Environment

Visiphor’s products include a standards-based data integration toolkit, known as the Briyante Integration Environment. BIE is a paradigm-shifting approach to the problem of disparate data integration and system interoperability. Classified as middleware software, BIE consists of a development toolkit and server: the Briyante Design Studio and the Briyante Integration Server, respectively. These elements work together to enable Visiphor, its business partners, and the Company’s clients to architect and deploy data sharing solutions quickly and easily.

While the need for information sharing and system interoperability is not new, data integration projects have historically required specialist resources to engage in laborious, proprietary, and risky point-to-point programming using low-level components and application program interfaces. In contrast, BIE enables the rapid creation, assembly, and deployment of decoupled Web Services. These Web Service components—when combined with common schema and the Microsoft .NET framework—can be “snapped” together into a useable solution, allowing the integrator to focus on business process flow within an application environment rather than on the lines of code or “glue” that creates the interoperability. The difference between “gluing” components and “snapping” services results in increased flexibility in computer system design. Furthermore, snapping services facilitates the rapid reconfiguration of the business process logic, saving significant time over previous methods.

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

Visiphor Facial and Image Recognition Technologies

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

The technology can also be extended to whole image matching, enabling the detection and recognition of like-looking, non-facial imagery. For example, the technology has been deployed within Visiphor’s ChildBase software system (see “ChildBase” below) to facilitate the matching of “highly-similar” child pornography photographs and video clips.

Turn-key Solutions

Based on the aforementioned core technologies, Visiphor develops software solutions for specific market needs and verticals. Each solution highlights the Company’s intrinsic ability to enhance access to textual data through connections to facial and other biometric or non-biometric imagery.

The solutions include:

InForce AB (Arrest and Booking)

InForce AB represents the next advancement of the Company’s highly-successful Computerized Arrest and Booking System (“CABS”). Users are provided with a Web-based interface allowing them to execute queries using text or imagery from any of the data sources connected using the BIE. Perhaps more importantly, the Web services-based architecture of the solution allows for its data to be interoperable and re-purposed to other database technologies and/or standards such as Global Justice XDM.

ChildBase

ChildBase is an image-centric, seizure management and scene analysis application that uses advanced facial recognition and image matching to assist investigations and prosecution of seizures of child pornography.

Identity Server

The Visiphor Identity Server is an off-the-shelf component that enables facial recognition capabilities for legacy applications that store mugshot-quality imagery. Customers can use Identity Server to rapidly configure a query-only connection to the legacy image database and conduct facial/text searches of the legacy data through an intuitive, flyweight browser interface.

Visiphor Consulting Services

With the acquisition of Sunaptic Visiphor created a consulting services division that can provide services to organizations ranging from business process management support and development of an integration strategic plan, through to the design, development and implementation of a complete data sharing and integration solution for any combination of internal applications integration, business partner integration, process automation or workflow. Using industry standard Web services, XML and Application Integration tools like Microsoft Biztalk® Server and Visiphor’s own BIE, Visiphor delivers an economical approach to the design and implementation of reliable, real-time application interoperability.

Customers and Market Opportunity

The Company currently has more than 200 installations of its products around the world. These include King County RAIN Information Sharing Network (Washington), Contra Costa County (California), Charlotte-Mecklenburg Police Department (North Carolina), Alameda County (California), over fifty (50) RCMP detachments in Canada, the National Crime Squad of England and Wales (the “NCS”), the PRIME - BC mugshot sharing project for the Province of British Columbia, and other organizations/projects. Based on the aforementioned core technologies, Visiphor develops software solutions for specific market needs and verticals. Each solution highlights the Company’s intrinsic ability to enhance access to textual data through connections to facial and other biometric or non-biometric imagery.

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

The merger with Briyante in November of 2003 brought a unique capability to Visiphor and its customers. The Company can rapidly and cost-effectively deliver data integration and unified query solutions—incorporating these core capabilities with facial recognition and image matching when necessary—to address legislated market needs and priorities. The further acquisition of Sunaptic extends the Company’s capabilities to provide complete, end-to-end integration solutions that utilize both its own proprietary technology platforms and those of its partners.

The Company believes that a particularly significant opportunity exists for it to deliver information sharing systems between state and regional law enforcement agencies. The following statistics, assembled from various third-party sources support this assertion:

  There are more than 45,000 police departments, courts, correctional institutions, national security agencies, district attorney, and prosecution offices in the United States. Of this, approximately 6,500 are large enough (more than 50 employees) such that an integrated justice solution would be beneficial to their operations (http://www.ojp.usdoj.gov/bjs/welcome.html)

  Twenty-eight percent of local police departments and 33% of sheriffs' offices used computers for inter-agency information sharing in 2000. This includes three-quarters of all local departments serving 250,000 or more residents, and more than half of all sheriffs' offices serving 100,000 or more residents.  (US Department of Justice - Bureau of Justice Statistics; http://www.ojp.usdoj.gov/bjs/sandlle.htm)

  In 2000, 75% of local police departments and 80% of sheriffs' offices used paper reports as the primary means to transmit criminal incident field data to a central information system, down from 86% and 87%, respectively in 1997. During the same time period, use of computer and data devices for this purpose increased from 7% to 14% in local police departments and from 9% to 19% in sheriffs' offices. (US Department of Justice - Bureau of Justice Statistics; http://www.ojp.usdoj.gov/bjs/sandlle.htm)

  Gartner Forecast: AIM and Portal Software, Worldwide, 2005-2010 - March 2006. The application integration and middleware and portal market for license revenue is preliminarily estimated to have grown 2.9 percent to more than $6.4 billion in 2005. By 2010, the market is expected to grow to $7.3 billion, with a five-year compound annual growth rate of 2.6 percent.

  Gartner Market Share and Forecast: AIM Software, Vertical Industries, Worldwide, 2003-2008 - 6 January 2005 Worldwide license revenue for application integration and middleware and portal software products grew 0.3 percent to $6.3 billion in 2003. The largest industry is financial services, with $1.3 billion in revenue, followed by services and discrete manufacturing.

Competition

Disparate Data Integration and System Interoperability

While there is no current market leader providing XML-based middleware technology to law enforcement, several vendors have solutions that compete with the BIE. They include Templar Corporation of Alexandria, VA, Thinkstream, Inc. of Tigard, OR, Metatomix of Waltham, MS, and IBM WebSphere system integrators. Visiphor also competes with existing point-to-point system integration companies and firms advocating proprietary data warehousing solutions. The Company believes that both of these approaches are falling out of favor because they are costly and inefficient.

Biometric Face Recognition and Identification

While there are several vendors that offer face recognition technology, there are really four main companies in this area, of which Visiphor is one. The other three category leaders are: Identix Incorporated of Minnetonka, Minnesota, Viisage Technology of Littleton, Massachusetts (which recently acquired ZN Vision of Germany), and Cognitec Systems GmbH of Dresden, Germany.

Child Recovery and Identification Software

Visiphor believes that it is the only vendor to combine face recognition and scene/image analysis functionality into a full suite of child identification, investigation, and recovery products. While Paris-based LTU Technologies competes with Visiphor’s scene recognition capabilities, at present this vendor does not have any face recognition capabilities within its product. Furthermore, the Company believes that the installation at the NCS represents the world’s largest repository of child abuse imagery, and each image has been encoded using Visiphor’s proprietary technology. The Company believes future deployments in subsequent countries will benefit from the work already performed by the NCS.

Arrest and Booking Software

There are several vendors who have commercially available products that have some similarities or overlapping functionality to Visiphor’s CABS application. They include Printrak International (a subsidiary of Motorola), ImageWare Systems Inc., and Niche Technologies Inc.

Certain of the Company’s competitors have substantially greater financial, technical, marketing and distribution resources than the Company. As a result, they may be able to respond more quickly to new or emerging technologies and changing customer requirements, or to devote greater resources to the development and distribution of existing products. There can be no assurance that the Company will be able to compete successfully against current or future competitors or alliances of such competitors, or that competitive pressures faced by the Company will not materially adversely affect its business, financial condition, operating results and cash flows. See “Risk Factors—Competition” below.

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

The Company has not registered any trademarks in Canada, the United States or elsewhere. The firm has a patent pending in the United States filed on August 8, 2003 for its unique method for using Web Services to facilitate system interoperability.

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

As of December 31, 2005, the Company’s research and development staff consisted of eighteen (18) employees, all of whom were located in the province of British Columbia.

During the fiscal years ended December 31, 2005 and December 31, 2004, the Company’s total expenditures for research and development (technology development in the consolidated financial statements) were $1,745,715 and $1,037,013, respectively. Management believes that timely and continuing product development is critical to the Company’s success and plans to continue to allocate significant resources to product development.

Sales and Marketing
Sales Strategy

Visiphor employs multiple sales and distribution channels to effectively penetrate markets including:

  Direct Sales Force (to identify and develop client opportunities, business partners and strategic relationships);

  Strategic Business Partnerships; and

  Strategic Acquisitions.

Direct Sales Force

Visiphor employs business development and sales personnel whose duties include client opportunity development and the active recruitment of new business partners. Client opportunities are presented to the Company through marketing leads, prospecting and referrals. Sales executives are positioned with vertical market expertise and engage with the opportunities using a strategic selling approach. A monthly sales funnel management process is used to ensure that the quantity and quality of opportunities are aligned with the Company’s business goals. Technical sales support is integrated with the Company’s support services in order to provide current expertise to the field opportunities and position them for implementation. The sales and business development team provides assistance to existing partners in qualifying sales opportunities, conducting joint customer calls, writing proposals, and performing analysis with the end customer. The sales team also recruits new partners to fulfill exposure opportunities, regional needs and provide additional implementation and delivery options.

Strategic Business Partnerships and Alliances

One of Visiphor’s avenues of global distribution is through business partners. These are typically companies with products to which the Company’s data integration or imaging solutions add value, and who are already established and reputable suppliers in the appropriate vertical market. Using partners to promote and sell its products extends Visiphor’s network of direct sales people, gives the Company global visibility and ensures that customers receive high-quality local support. Under the business partner agreements, the business partners have agreed to sell the Company’s products as part of their standard product line. While they typically have designated territories, the business partners may sell the Company’s products anywhere they have opportunities, including Canada, the United States, and other countries. The Company provides training and ongoing support, through training and support programs, on product demonstration, operation, installation, and customer support to the business partners’ staff.

The business partners have agreed to promote the Company’s products and maintain sales and support teams to handle these functions.

The Company also allows third-party vendors to integrate its products with their solutions in order to market complete solutions, provide implementation and customization services, provide technical support and maintenance on a continuing basis, and provide clients with software applications that can be bundled with the Company’s products to address specific industry and customer requirements.

The Company’s partner strategy focuses on driving revenue by combining internal strengths, business relationships, references, and experience with those of the Company’s partners to create compelling business solutions for end-users.

Visiphor’s business partnerships include Imagis Technologies UK Limited; Microsoft Corp.; SRA Orion Systems; Abbey Group, Hunter Research Inc.; Forensic Logic Inc.; and CompuDyne Public Safety and Justice.

Strategic Acquisitions

The Company is continually evaluating potential strategic acquisition candidates. The acquisition of Sunaptic during 2005 is an example of such strategic acquisitions. There can be no assurance, however, that the Company will find such strategic acquisition candidates or if found, that an acquisition can be negotiated on acceptable terms to the Company.

Marketing Strategy

The Company’s primary sales and marketing strategy encompasses the following:

  Visiphor engages with strong systems integrators already entrenched in their respective regions, ensuring they are trained on The Company's software (features/functionality) while providing them the necessary tools to sell and support the end-user environment. The initial focus for the Company is on partners involved in state and local government public safety and law enforcement agencies. The Company is also in discussions with a few partner prospects about expanding its products and services into other market verticals outside of justice and public safety. There can be no assurance, however, that these discussions will result in agreements with such prospects with such parties on terms acceptable to Visiphor.

  The Company aims to get closer to technical contacts inside of each government level, including local, county, state, and federal to better understand what they need and how Visiphor can provide a rapid iteration of data-sharing via "pilot projects and/or proof of concept" proposals. If the Company can prove the ease of use, show the software's viability and cost effectiveness, and demonstrate the real-time benefits to having access to the information, the Company may be able to shorten the sales timeline and push sales through the cycle.

  The Company engages in projects where the need for data-sharing has already been identified, perhaps initiated in an RFI or RFP and where the Briyante tools will encourage rapid iteration of and access to disparate data.

   The Company provides pilot or proof of concept strategies to encourage ownership and adoption of the technologies as part of the Company's "seeing-is-believing" strategy.

Visiphor has identified several key marketing strategies in its efforts to realize its growth and revenue objectives. These include:

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

  Visiphor Facial Recognition software has been successfully installed at a number of law enforcement agencies and achieved success in identifying offenders and suspects.

  The Company believes it can leverage the success of its ChildBase application and relationship with a United Kingdom national police agency to promote other child identification and law enforcement  applications.

  Excellent customer references have been established, including the Royal Canadian Mounted Police, King  County Sheriff's Office, Charlotte Mecklenburg Police Department, Contra Costa County, and over 30 police departments and sheriff's offices in Alameda County, California - the largest digital imaging system on the West Coast.

  Visiphor's products are available both as complete applications and as a series of components delivered within a software development kit that can be easily integrated into other products. Ease of integration  ensures that new applications can be developed quickly to adapt to changing market needs.

  The Company has the consulting expertise and scale to take on larger more demanding integration  initiatives with customers either directly or through business partners as a result of the acquisition of  Sunaptic.

Employees

As of December 31, 2005, the Company had 100 employees of which 88 were full-time employees and 12 were contract staff. There were eighteen (18) employees in research and development, fourteen (14) employees in sales and marketing, five (5) employees in customer support, thirty-four (34) in consulting services, two (2) in product management, twelve (12) in professional services and fifteen (15) employees in management, finance and administration. The Company’s success will depend in large part on its ability to attract and retain skilled and experienced employees. None of the Company’s employees are covered by a collective bargaining agreement, and the Company believes that its employee relations are good. The Company has obtained key man insurance on one of its senior software developers, in the aggregate amount of $500,000. See “Risk Factors – Dependence on Key Personnel.”

Financial Statements

The Company’s financial statements are prepared in accordance with generally accepted accounting principles of Canada (“Canadian GAAP”) and Note 16 to the financial statements includes a reconciliation of the Company’s financial information from Canadian GAAP to generally accepted accounting principles of the United States (“U.S. GAAP”) and a discussion of the differences between Canadian GAAP and U.S. GAAP that affect the Company and its financial statements.

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

History of Losses; Ability to Continue as a Going Concern

The Company commenced operations in March 1998. The Company incurred net losses of $6,631,656 and $5,457,937 in the years ended December 31, 2005 and December 31, 2004, respectively. The Company has never been profitable and there can be no assurance that, in the future, the Company will be profitable on a quarterly or annual basis.

The Report of the Independent Registered Chartered Accountants on the Company’s December 31, 2005 Financial Statements includes an explanatory paragraph that indicates the financial statements are affected by conditions and events that cast substantial doubt on the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Need for Additional Financing

The Company believes it currently has cash sufficient to fund its operations through April 30, 2006. The Company has accounts receivable and has received orders that if completed will generate cash sufficient to fund its operations through August 31, 2006. Management believes that the revenues from the Company’s sales will be sufficient to fund its consolidated operations. If the accounts receivable are not collected, certain of the contracts are not completed, or the expected sales are not received, the Company may need to raise additional funds through private placements of its securities or seek other forms of financing during the 2006 financial year. There can be no assurance that such financing will be available to the Company on terms acceptable to it, if at all. Failure to obtain adequate financing if necessary could result in significant delays in development of new products and a substantial curtailment of Visiphor’s operations. If the Company’s operations are substantially curtailed, it may have difficulty fulfilling its current and future contractual obligations.

Potential Fluctuations in Quarterly Financial Results

The Company’s financial results may vary from quarter to quarter based on factors such as the timing of significant orders and contract completions. The Company’s revenues are not predictable with any significant degree of certainty and future revenues may differ from historical patterns. If customers cancel or delay orders, it can have a material adverse impact on the Company’s revenues and results of operations from quarter to quarter. Because the Company’s results of operations may fluctuate from quarter to quarter, you should not assume that you can predict results of operations in future periods based on results of operations in past periods.

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

New Product Development

The Company expects that a significant portion of its future revenue will be derived from the sale of newly introduced products and from enhancement of existing products. The Company’s success will depend, in part, upon its ability to enhance its current products and to install such products in end-user applications on a timely and cost-effective basis. In addition, the Company must develop new products that meet changing market conditions, including changing customer needs, new competitive product offerings and enhanced technology. There can be no assurance that the Company will be successful in developing and marketing - on a timely and cost-effective basis -new products and enhancements that respond to such changing market conditions. If the Company is unable to anticipate or adequately respond on a timely or cost-effective basis to changing market conditions, to develop new software products and enhancements to existing products, to correct errors on a timely basis or to complete products currently under development, or if such new products or enhancements do not achieve market acceptance, the Company’s business, financial condition, operating results and cash flows could be materially adversely affected. In light of the difficulties inherent in software development, the Company expects that it will experience delays in the completion and introduction of new software products.

Lengthy Sales Cycles

The purchase of any of the Company’s software systems is often an enterprise-wide decision for prospective customers and requires the Company (directly or through its business partners) to engage in sales efforts over an extended period of time and to provide a significant level of education to prospective customers regarding the use and benefits of such systems. In addition, an installation generally requires approval of a governmental body such as municipal, county or state government, which can be a time-intensive process and require months before a decision is to be made. Due in part to the significant impact that the application of the Company’s products has on the operations of a business and the significant commitment of capital required by such a system, potential customers tend to be cautious in making acquisition decisions. As a result, the Company’s products generally have a lengthy sales cycle ranging from six (6) to twelve (12) months. Consequently, if sales forecasts from a specific customer for a particular quarter are not realized in that quarter, the Company may not be able to generate revenue from alternative sources in time to compensate for the shortfall. The loss or delay of a large contract could have a material adverse effect on the Company’s financial condition, operating results and cash flows. Moreover, to the extent that significant contracts are entered into and required to be performed earlier than expected, the Company’s future operating results may be adversely affected.

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

The loss of the services of any of the Company’s senior management or other key employees, or the inability to attract and retain the necessary technical, sales and managerial personnel could have a material adverse effect upon its business, financial condition, operating results and cash flows. With the exception of one key software developer, the Company does not currently maintain “key man” insurance for any senior management or other key employees.

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

Certain of the Company’s competitors have substantially greater financial, technical, marketing and distribution resources than the Company. As a result, they may be able to respond more quickly to new or emerging technologies and changing customer requirements, or to devote greater resources to the development and distribution of existing products. There can be no assurance that the Company will be able to compete successfully against current or future competitors or alliances of such competitors, or that competitive pressures faced by it will not materially adversely affect its business, financial condition, operating results and cash flows. See also “Item 1 – Business –Competition.”

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

Policing the unauthorized use of the Company’s products is difficult and, while the Company is unable to determine the extent to which piracy of its software products exists; software piracy can be expected to continue. In addition, the laws of certain countries in which the Company’s products are or may be licensed do not protect its products and intellectual property rights to the same extent as do the laws of Canada and the United States. As a result, sales of products by the Company in such countries may increase the likelihood that its proprietary technology is infringed upon by unauthorized third parties.

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

Exchange Rate Fluctuations

Because the Company’s reporting currency is the Canadian dollar, its operations outside Canada face additional risks, including fluctuating currency values and exchange rates, hard currency shortages and controls on currency exchange. The Company does not currently engage in hedging activities or enter into foreign currency contracts in an attempt to reduce the Company’s exposure to foreign exchange risks. In addition, to the extent the Company has operations outside Canada, it is subject to the impact of foreign currency fluctuations and exchange rate changes on the Company’s reporting in its financial statements of the results from such operations outside Canada. Since such financial statements are prepared utilizing Canadian dollars as the basis for presentation, results from operations outside Canada reported in the financial statements must be restated into Canadian dollars utilizing the appropriate foreign currency exchange rate, thereby subjecting such results to the impact of currency and exchange rate fluctuations.

Risk of Software Defects

Software products as complex as those offered by the Company frequently contain errors or defects, especially when first introduced or when new versions or enhancements are released. Despite product testing, the Company has in the past released products with defects in certain of its new versions after introduction and experienced delays or lost revenue during the period required to correct these errors. For example, the Company regularly introduces new versions of its software. There can be no assurance that, despite testing by the Company and its customers, defects and errors will not be found in existing products or in new products, releases, versions or enhancements after commencement of commercial shipments. Any such defects and errors could result in adverse customer reactions, negative publicity regarding the Company and its products, harm to the Company’s reputation, loss or delay in market acceptance or required product changes, any of which could have a material adverse effect upon its business, results of operations, financial condition and cash flows.

Product Liability

The license and support of products by the Company may entail the risk of exposure to product liability claims. A product liability claim brought against the Company or a third-party that the Company is required to indemnify, whether with or without merit, could have a material adverse effect on the Company’s business, financial condition, operating results and cash flows.

The Company UK Partnership

On July 31, 2004, the Company entered into an agreement with Centrom Limited (“Centrom”) of the United Kingdom to form a jointly owned subsidiary Company Imagis Technologies UK Limited (“Imagis UK”). Imagis UK, a subsidiary of Centrom, is the exclusive distributor of Visiphor’s software products in the UK and a non-exclusive distributor on a world-wide basis. Visiphor owns a 25% interest in Imagis UK in consideration of the grant of UK exclusivity, and Centrom has committed to provide £500,000 (approximately $1.25 million) over the next two years to support the initial start-up costs of Imagis UK in consideration of a 75% ownership. Centrom’s commitment is being met through a combination of cash and services, with the services portion being provided at Centrom’s cost without any mark-up. The Company UK’s operations are in the start-up phase and there has been no significant gain or loss to date. The Company is not required to make any advances to The Company UK and has not made any advances to date.

There can be no assurance that the relationships with The Company UK and Centrom will prove to be successful in the future or will result in any material revenue for the Company.

Acquisition of Sunaptic

As a result of the acquisition of Sunaptic significant demands have been placed on the Company’s managerial, operational and financial personnel and systems. No assurance can be given that the Company’s systems, procedures and controls will be adequate to support the expansion of its operations resulting from the acquisition. Future operating results will be affected by the ability of the Company’s officers and key employees to manage changing business conditions and acquisitions and to implement and improve operational and financial controls and reporting systems.

The acquisition also involves the integration of entities that previously operated independently. No assurance can be given that the combined operations resulting from the acquisition will realize anticipated synergies or that other benefits expected from the acquisition will be realized.

The Company’s current or prospective business partners, joint venture partners, service or equipment suppliers or customers may, in response to the acquisition, may delay or cancel purchasing decisions or decisions relating to joint ventures, contracts or other business alliances. There can be no assurance that there will be no delay or cancellation by these parties, any of which could have a material adverse effect on the Company’s business, operating results, financial condition or future prospects. In addition, key employees of the Company may feel that the acquisition poses uncertainties that cause them to leave the Company, which could have a material adverse effect on the Company’s business, operating results, financial condition or future prospects.

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

Certain Shareholders May Exercise Control over Matters Voted Upon by the Company's Shareholders

Certain of the Company’s officers, directors and entities affiliated with the Company together beneficially owned a significant portion of the Company’s outstanding common shares as of December 31, 2005. While these shareholders do not hold a majority of the Company’s outstanding common shares, they will be able to exercise significant influence over matters requiring shareholder approval, including the election of directors and the approval of mergers, consolidations and sales of the Company’s assets. This may prevent or discourage tender offers for the Company’s common shares.

Additional Disclosure Requirements Imposed on Penny Stock Trades

If the trading price of Visiphor’s common shares is less than $5.00 per share, trading in its common shares may be subject to the requirements of certain rules promulgated under the Exchange Act, which require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a penny stock. Such additional disclosure includes, but is not limited to, U.S. broker-dealers delivering to customers certain information regarding the risks and requirements of investing in penny stocks, the offer and bid prices for the penny stock and the amount of compensation received by the broker-dealer with respect to any proposed transaction. The additional burdens imposed upon broker-dealers may discourage broker-dealers from effecting transactions in Visiphor’s common shares, which could reduce the liquidity of Visiphor’s common shares and thereby have a material adverse effect on the trading market for Visiphor’s securities.

Enforcement of Civil Liabilities

Visiphor is a corporation incorporated under the laws of Canada. A number of the Company’s directors and officers reside in Canada or outside of the United States. All or a substantial portion of the assets of such persons are or may be located outside of the United States. It may be difficult to effect service of process within the United States upon the Company or upon its directors or officers or to realize in the United States upon judgments of United States courts predicated upon civil liability of the Company or such persons under United States federal securities laws. The Company has been advised that there is doubt as to whether Canadian courts would (i) enforce judgments of United States courts obtained against the Company or such directors or officers predicated solely upon the civil liabilities provisions of United States federal securities laws, or (ii) impose liability in original actions against the Company or such directors and officers predicated solely upon such United States laws. However, a judgment against the Company predicated solely upon civil liabilities provisions of such United States federal securities laws may be enforceable in Canada if the United States court in which such judgment was obtained has a basis for jurisdiction in that matter that would be recognized by a Canadian court.

Item 2. Description of Property.

The Company’s head office in Burnaby, B.C. leases space under a sublease of 10,938 square feet which expires December 30, 2009. The monthly rent is $16,908. The Company also leases office space in Victoria, B.C. of 5,938 square feet with monthly rent of $5,109 which expires on September 30, 2006 and subleases office space in Vancouver, B.C. of 4,128 square feet with monthly rent of $7,000 which expires on September 29, 2008.

Item 3. Legal Proceedings.

The Company is not a party to any legal proceedings as of the date of this report, the adverse outcome of which in management’s opinion, individually or in the aggregate, would have a material effect on the Company’s results of operations or financial position.

On January 27, 2005 the Company received a Notice of Demand from OSI Systems PVT Ltd (“OSI”) for USD$500,000 alleging that the Company was in default under the terms of various agreements. On August 16, 2005 the parties settled this claim. Under the terms of the settlement, the Company agreed to pay OSI USD$400,000. The Company made payments of USD$100,000 on September 1, 2005, USD$125,000 on November 15, 2005, and USD$175,000 on December 31, 2005

Item 4. Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2005, there were no matters submitted to a vote of the Company’s security holders.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

The Company’s common shares, no par value, began trading on the TSX Venture Exchange under the symbol “CAP” on September 29, 1998. The Company changed its symbol to “NAB” on February 25, 1999, and changed its symbol to “WSI” following its consolidation of its share capital on November 26, 2003. On July 6, 2005, the Company changed its symbol to “VIS” following its change of name. The table below sets forth the reported high and low sales prices for the Company’s common shares for the quarterly periods ended from March 31, 2004 to December 31, 2005 (as reported on the TSX Venture Exchange). The last reported closing price of the Company’s common shares on the TSX Venture Exchange on March 15, 2005 was $0.38.

	High	Low
2004
March 31, 2004	$0.78	$0.54
June 30, 2004	$0.65	$0.38
September 30, 2004	$0.48	$0.35
December 31, 2004	$0.40	$0.30
2005
March 31, 2005	$0.43	$0.35
June 30, 2005	$0.93	$0.52
September 30, 2005	$0.73	$0.41
December 31, 2005	$0.50	$0.34

The Company’s common shares were also quoted on the OTCBB, under the symbol “IGSTF.OB”. On November 26, 2003, following its consolidation of its share capital, the Company changed its symbol to “IMTIF” and on July 6, 2005 the Company changed its symbol to “VISRF” following its change of name. The table below sets forth the reported high and low bid prices for the Company’s common shares on the OTCBB for the quarterly periods ended March 31, 2004 to December 31, 2005. These OTCBB quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. On March 24, 2005, the closing price of the Company’s common shares on the OTCBB was US$0.30.

	High	Low
	(U.S.)	(U.S.)
2004
March 31, 2004	$0.60	$0.40
June 30, 2004	$0.45	$0.29
September 30, 2004	$0.40	$0.27
December 31, 2004	$0.35	$0.23
2005
March 31, 2005	$0.42	$0.24
June 30, 2005	$0.75	$0.30
September 30, 2005	$0.65	$0.34
December 31, 2005	$0.51	$0.27

As of March 24, 2006, there were 209 holders of record based on the records of the Company’s transfer agent. This number does not include beneficial owners of the Company’s common shares whose shares are held in the names of various securities brokers, dealers and registered clearing agencies.

The Company has never paid dividends on its common shares and does not intend to pay dividends on its common shares in the foreseeable future. The board of directors of the Company intends to retain any earnings to provide funds for the operation and expansion of the Company’s business. See “Item 6—Management’s Discussion and Analysis.”

Equity Compensation Plan Information as of December 31, 2005
	Number of securities to be	Weighted average exercise	Number of securities
	issued upon exercise of	price of outstanding	remaining available for
	outstanding options,	options, warrants, and	future issuance under
Plan Category	warrants, and rights	rights	equity compensation plans
Equity compensation plan approved by security holders
	5,415,500	$0.62	670,259

Equity compensation plans not approved by security holders
	N/A	N/A	N/A

	5,415,500	$0.62	670,259

Exchange Controls

Other than as provided in the Investment Canada Act (Canada) (the “ICA”) and certain industry specific statutes imposing restrictions on ownership of businesses in Canada (for example, banking, customs and telecommunications, etc.), there is no limitation imposed by the laws of Canada or British Columbia to hold or vote the common shares of Visiphor. The following discussion summarizes the material features of the ICA for a non-Canadian who proposes to acquire a controlling number of the Company’s common shares. It is general only, it is not a substitute for independent advice from an investor’s own advisor, and it does not anticipate statutory or regulatory amendments.

A non-Canadian would acquire control of the Company for the purposes of the ICA if the non-Canadian acquired a majority of the Company’s common shares. The acquisition of less than a majority but more than one-third of the common shares would be presumed to be an acquisition of control of Visiphor unless it could be established that, on the acquisition, Visiphor was not controlled in fact by the acquiror through the ownership of the common shares.

Except in very limited situations, the ICA prohibits implementation of a “reviewable” investment by a non-Canadian, unless after review the Minister responsible for the ICA is satisfied that the investment is likely to be of net benefit to Canada. An investment in the Company’s common shares by a non-Canadian (other than a “WTO Investor” as that term is defined in the ICA and which term includes entities which are nationals of or are controlled by nationals of, member states of the World Trade Organization), when the Company was not controlled by a WTO Investor, would be reviewable under the ICA if:

•

the investment was a direct investment to acquire control of the Company and the value of the Company's assets, as determined in accordance with the regulations promulgated under the ICA, was over $5 million,  the investment was an indirect investment in the Company (i.e. the acquisition of control, directly or  indirectly, of a corporation incorporated outside Canada which in turn controls the Company, directly or  indirectly) and the value of the Company's assets, as determined in accordance with the regulations promulgated under the ICA,

• was at least $50 million, or
• was between $5 million and $50 million and comprised more than 50% of the value of the assets of all entities whose control had been acquired in the international transaction, or

•

an order for review was made by the federal cabinet on the grounds that the investment related to Canada's cultural heritage or national identity, regardless of the value of the assets of the Company. An investment  in the common shares by a WTO Investor, or by a non-Canadian when the Company was controlled by a  WTO Investor, would be reviewable under the ICA if:

•

the investment was a direct investment to acquire control of the Company and the value of the  Company's assets, as determined in accordance with the regulations promulgated under the ICA, was not less than a specified amount, which for 2003 is $223 million,

•

the investment was an indirect investment in the Company and the value of the Company's assets, as determined in accordance with the regulations promulgated under the ICA, was not less than $223  million (for 2003) and comprised more than 50% of the value of the assets of all entities whose control  had been acquired in the international transaction, or

•

the Company (i) engages in the production of uranium or owns an interest in a producing uranium  property in Canada, (ii) provides any financial service, (iii) provides any transportation service, or (iv)  is a cultural business.

Certain transactions relating to the Company's common shares would be exempt from the ICA, including:

  an acquisition of the Company's common shares by a person in the ordinary course of that person's   business as a trader or dealer in securities, and

  an acquisition of control of the Company in connection with the realization of security granted for a loan or other financial assistance and not for a purpose related to the provisions of the ICA, and an acquisition of  control of the Company by reason of an amalgamation, merger, consolidation or corporate reorganization following which the ultimate direct or indirect control in fact of the Company, through the ownership of the common shares, remained unchanged.

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

A common share will be taxable Canadian property to a U.S. Holder if, at any time during the 60-month period ending at the time of disposition, the U.S. Holder or persons with whom the U.S. Holder did not deal at arm’s length (or the U.S. Holder together with such persons) owned 25% or more of the issued shares of any class or series of the Company. In the case of a U.S. Holder to whom common shares represent taxable Canadian property, no tax under the Tax Act will be payable on a capital gain realized on a disposition of such shares in the open market by reason of the Treaty unless the value of such shares is derived principally from real property situated in Canada. Management of the Company believes that the value of its common shares is not derived principally from real property situated in Canada, and that no tax will be payable under the Tax Act on a capital gain realized by a U.S. Holder (as defined above) on a disposition of common shares in the open market.

ALL PROSPECTIVE INVESTORS ARE ADVISED TO CONSULT THEIR OWN TAX ADVISORS WITH RESPECT TO THE SPECIFIC TAX CONSEQUENCES OF PURCHASING THE COMPANY’S COMMON SHARES

Recent Sales of Unregistered Securities

Certain of the information required by this Item 5 was previously reported by the Company on Form 10-Q and Form 8-K.

On November 30, 2005, the Company issued 114,331 common shares to individuals and companies in private transactions outside the United States upon exercise of common share purchase warrants at Cdn$0.46 for cash proceeds of Cdn$52,592. The common shares were issued to persons located outside the United States who were not “U.S. persons”, as such term is defined in Regulation S (“Regulation S”) promulgated under the Securities Act in reliance upon the exclusion from registration available under Regulation S.

Small Business Issuer Purchases of Equity Securities

During the quarter ended December 31, 2005, there were no purchases of equity securities effected by the Company or any affiliated purchasers.

Item 6. Management’s Discussion and Analysis or Plan of Operation

About Visiphor

Visiphor is a software product and consulting services company that is in the business of helping enterprises by “connecting what matters”. The Company specializes in the development and deployment of solutions to the problem of integrating disparate business processes and databases. In so doing, the Company has developed a number of sophisticated products and specialized consulting skills. These have allowed Visiphor to gain industry recognition as a leader in providing of advanced solutions to the “system disparity” problem that permeates the law enforcement, security, health care and financial services industries.

Visiphor provides solutions for;

  Enterprise Information Integration (EII);

  Data Migration via Extract, Transform and Load (ETL); and

  Enterprise Application Integration (EAI).

Visiphor’s products consist of servers and applications that produce one-time software licensing revenues and recurring support revenues. Its consulting services are highly specialized and focus on facilitating the solution to business integration related problems.

The Company develops and markets software products that simplify, accelerate, and economize the process of connecting existing, disparate databases. The Company’s technologies enable information owners to share data securely with internal line of business applications and external stakeholders and business partners using any combination of text or imagery. This includes searching disconnected data repositories for information about an individual using only a facial image. This allows organizations to quickly create regional information sharing networks using any combination of text or imagery.

In addition to a suite of data sharing and integration products Visiphor also has a premier consulting team, Visiphor Consulting Services, that can provide services to organizations ranging from business process management support, development of an integration strategic plan, through to the design, development and implementation of a complete data sharing and integration solution for any combination of internal applications integration, business partner integration, process automation or workflow.

Overview

The Company’s Business

The Company derives a substantial portion of its revenues, and it expects to derive a substantial portion of its revenues in the near future, from sales of its software and services to a limited number of customers. Additional revenues are achieved through the implementation and customization of software as well as from the support, training, and ongoing maintenance that results from each software sale and from consulting services revenues. The Company’s success will depend significantly upon the timing and size of future purchase orders from its largest customers as well as from the ability to maintain relationships with its existing customer base.

Typically, the Company enters into a fixed price contract with a customer for the licensing of selected software products and time and materials contracts for the provision of specific services. The Company generally recognizes total revenue for software and services associated with a contract using percentage of completion method based on the total costs incurred over the total estimated costs to complete the contract. Stand alone services contracts revenues are recognized as the services are delivered.

The Company’s revenue is dependent, in large part, on contracts from a limited number of customers. As a result, any substantial delay in the Company’s completion of a contract, the inability of the Company to obtain new contracts or the cancellation of an existing contract by a customer could have a material adverse effect on the Company’s results of operations. The loss of certain contracts could have a material adverse effect on the Company’s business, financial condition, operating results and cash flows. As a result of these and other factors, the Company’s results of operations have fluctuated in the past and may continue to fluctuate from period to period.

Recent world events and concerns regarding security have increased awareness of and interest in products that have law enforcement or other security applications, including the products and services offered by Visiphor. There can be no assurance, however, that such trends will continue or will result in increased sales of the Company’s products and services.

Critical Accounting Polices and Estimates

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

Visiphor believes the “critical” accounting policies it uses in preparation of its financial statements are as follows:

Revenue recognition

(i) Software sales revenue:

The Company recognizes revenue consistent with the SEC Staff Accounting Bulletin No. 104 and Statement of Position 97-2, “Software Revenue Recognition”. In accordance with this Statement, revenue is recognized, except as noted below, when all of the following criteria are met: persuasive evidence of a contractual arrangement exists, title has passed, delivery and customer acceptance has occurred, the sales price is fixed or determinable and collection is reasonably assured. Cash received in advance of meeting the revenue recognition criteria is recorded as deferred revenue.

When a software product requires significant production, modification or customization, the Company generally accounts for the arrangement using the percentage-of-completion method of contract accounting.Progress to completion is measured by the proportion that activities completed are to the activities required under each arrangement. When the current estimate on a contract indicates a loss, a provision for the entire loss on the contract is made. In circumstances where amounts recognized as revenue under such arrangements exceed the amount invoiced, the difference is recorded as accrued revenue receivable.

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

Intangible assets with finite useful lives are amortized over their useful lives. The assets are amortized on a straight-line basis at the following annual rates, which are reviewed annually:

Asset	Term
Briyante technology	3 years
Patents	3 years
License	3 years
Customer relationships	3 years
Contract backlog	4 months

Intangible assets with indefinite useful lives are not amortized and are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test compares the carrying amount of the intangible asset with its fair value, and an impairment loss is recognized in income for the excess, if any.

Use of estimates

The preparation of financial statements in accordance with accounting principles generally accepted in Canada requires management to make estimates and assumptions that affect the amounts reported or disclosed in the financial statements. Actual amounts may differ from these estimates. Areas of significant estimate include, but are not limited to: valuation of accounts receivable; estimated useful lives of equipment and intangible assets; valuation of acquired intangible assets; valuation of stock-based awards, and the valuation allowance of future income tax assets.

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

Results of Operations for the three-month period and year ended December 31, 2005 compared to December 31, 2004:

Management believes that presenting results of operations that exclude certain non-cash expenses and certain onetime unusual expenses in addition to results of operations that include these expenses can be helpful to investors in understanding the Company's results of operations. By excluding such items, investors may be provided with a more accurate period-to-period comparison and information regarding the cash expenditures in each expense category. Non-cash expenses that are excluded in various places below include amortization amounts that the Company has incurred primarily as a result of its acquisition of certain intellectual property of Briyante and the intangibles acquired through the acquisition of Sunaptic as well as stock-based compensation that does not require cash payments and one-time unusual expenses.

Revenues

Visiphor’s total revenues for the three-month period ended December 31, 2005 were $1,150,292 compared to the prior year level of $327,016, an increase of 252%. The year-end revenues increased to $3,330,141 from the prior year level of $1,032,970, an increase of 222%. Revenues from the Company’s software products decreased to $8,196 for the current three-month period as compared to $209,919 for 2004. Software sales revenues increased by 126% to $1,446,794 for the year to date over the prior year’s level of $639,805. The increase is primarily due to two large contracts that were delivered in 2005.

Support and services revenues were 815% higher at $1,056,776 for the three-month period ended December 31, 2005 than in 2004 of $115,464. Support and services revenues for the year to date increased 366% to $1,794,343 from the prior year level of $385,075. The increase consisted of $580,630 in consulting services revenue earned as a result of the acquisition of Sunaptic that took place on November 18, 2005, and the delivery of services associated with new software sales in 2005.

As of March 15, 2006, Visiphor has work in process and contracted orders totalling $2,350,000 that are not recorded in the financial statements as at December 31, 2005. Consequently, Visiphor expects that revenues will increase in the first two quarters of 2006 when compared to the first two quarters of 2005 and will continue to increase as the Company’s current and newly developed products and solutions continue to gain increasing customer acceptance. There can be no assurance however that such future revenue will materialize or if such revenue does materialize that it will be significant.

Other revenues for the three-month period ended December 31, 2005 were $85,321, whereas other revenues of $1,633 were earned in the prior year. Other revenues increased by 1,000% for the year to date to $89,004 compared to $8,090 for 2004. The increase was due to revenue earned in 2005 of $83,784 through a contract where a subcontractor is providing the services. The payments to the sub-contractor are included in Cost of Materials. The balance of the revenue in both years was earned through interest revenue.

Operating Expenses

Operating expenses totalled $3,040,692 for the three-month period ended December 31, 2005, which is 90% greater than the 2004 operating expenses of $1,597,196. The 2005 expenses include stock-based compensation of $169,236 due to the increase of Visiphor’s employee stock option plan and $528,051 in amortization, which includes $322,713 in amortization costs for the intellectual property acquired in the Briyante acquisition and $135,369 in amortization of contract backlogs and customer relationships relating to the Sunaptic acquisition. Excluding these non-cash charges the 2005 operating expenses total $2,343,405. The 2004 expenses include stock-based compensation of $143,135 and amortization of $348,921. Excluding this expense, the operating expenses for 2004 were $1,105,140. The increase of $1,238,265 between 2005 and 2004 represents a 112% increase in operating expenses over the prior period. The increased costs include $587,802 due to the addition of a professional services department in 2005, which is responsible for the installation of software products and training customers and the addition of the consulting services division through the Sunaptic acquisition. Administration costs increased due to the addition of an investor relations department. Increased costs in all other areas were due to overall increased staffing levels and activity.

Operating expenses totalled $9,961,797 for the year ended December 31, 2005, which is 53% greater than the 2004 operating expenses of $6,490,907. The 2005 expenses include stock-based compensation of $858,209 and $1,716,746 in amortization, which includes $1,290,852 in amortization costs for the intellectual property acquired in the Briyante acquisition, and $135,369 for contract backlogs and customer relationships relating to the Sunaptic acquisition and a one-time charge of US$150,000 (CDN$177,060) to settle the OSI dispute. The dispute was settled by payment of USD$400,000, of which USD$250,000 had been accrued in a prior year. Excluding these non-cash and one-time charges the 2005 operating expenses total $7,209,782. The 2004 expenses include employee stock option expenses of $1,204,307 and amortization of $1,524,525 which includes $1,290,852 in amortization costs for the intellectual property acquired in the Briyante acquisition. Excluding these items, the operating expenses for 2004 were $3,762,076. The difference of $3,447,706 between 2005 and 2004 represents a 92% increase in operating expenses over the prior year. The increased costs over the prior period resulted from increased staffing in all departments and the associated operating costs. Staff levels have increased from 35 at January 1, 2005 to 100 at December 31, 2005. In January 2006, through the integration process with Sunaptic, the Company was able to streamline its operations, achieve operational efficiencies that allowed it to eliminate 16 employee positions. The elimination of these positions represented a reduction in expenses in excess of $1 million on an annualized basis. The Company will be recording a restructuring charge of $102,000 during the first quarter of 2006 for severance costs associated with the staff reductions. The current operating cash expense level is approximately $9,800,000 per year, and may increase if additional resources are required to meet sales demands.

Administration

Administrative costs for the three-month period ended December 31, 2005 were $665,084, which is 48% higher than for 2004 of $450,152. These costs include a stock-based compensation charge of $77,118 in 2005 and $99,713 in 2004. Excluding these charges, the administrative costs were $587,966 in 2005 versus $350,440 in 2004, which represents a 68% increase. This increase was due to adding additional staff and the related operating costs. Administrative costs include staff salaries and related benefits and travel, consulting and professional fees, facility and support costs, shareholder, regulatory and investor relations costs.

Administrative costs for the year ended December 31, 2005 were $2,781,853, which is 31% higher than for 2004 of $2,124,342. These costs include the stock-based compensation charge of $440,105 and one-time expense of US$150,000 (CDN$177,060) to settle the OSI dispute in 2005 and stock-based compensation of $838,967 in 2004. Excluding these charges, the administrative costs were $2,164,688 in 2005 compared to $1,285,375 in 2004, which represents a 68% increase. This increase consisted of $367,420 for the Company’s investor relations department in 2005 and hiring additional support staff, the related operating costs, and increased travel and legal costs. Administrative costs for future periods will be dependent upon the levels of activity in the Company.

Bad Debt Expense

The bad debt expense for the three-month period ended December 31, 2005 was $27,822 and nil in 2004.

The bad debt expense for the year ended December 31, 2005 of $70,623 consisted of three customers that defaulted on payment for software licenses. There were no bad debts incurred in 2004.

Cost of Materials

Cost of materials for the three-month period and year ended December 31, 2005 of $42,906 and $66,005, respectively, is for sub-contracted services required for the security assessments for the King County RAIN project. This was the only cost of materials expense in 2005 and there is no cost of materials expense in 2004.

Interest and Amortization

The interest expense for the three-month period ended December 31, 2005 is $49,716 is 27% less than for 2004 of $68,253. The reduction is due to interest charged on late payroll remittances to Revenue Canada recorded in 2004. The increase in amortization expense to $528,051 from $348,921 is primarily due to the increased amortization expense associated with the Sunaptic acquisition and the acquisition of computer equipment and office furniture for the additional staff hired in 2005.

The interest expense for the year ended December 31, 2005 of $69,907, which is 25% less than for 2004 of $93,562, is primarily due to interest charged on late payroll remittances to Revenue Canada recorded in 2004. The increase in amortization expense to $1,716,746 from $1,524,525 is primarily due to the amortization expense associated with the Sunaptic acquisition and acquisition of computer equipment and office furniture for the additional staff hired in 2005.

Sales and Marketing

Sales and marketing expenses for the three-month period ended December 31, 2005 were $565,098 which is 50% greater than for 2004 of $377,727. These costs include stock-based compensation charges of $26,258 in 2005 and $29,436 in 2004. Excluding these charges, the sales and marketing expenses were $538,840 in 2005 verses $348,291 in 2004 which represents a 55% increase. The increase in costs is due to the increased staff from the Sunaptic acquisition and hiring additional marketing staff in 2005.

The sales and marketing expenses for the year ended December 31, 2005 were $1,790,258, which is 31% greater than the 2004 costs of $1,362,928. These costs include stock-based compensation charges of $121,881 in 2005 and $247,672 in 2004. Excluding these charges, the sales and marketing costs were $1,668,377 in 2005 verses $1,115,256 in 2004, which represents a 50% increase. The increase is due to the increased staffing associated with the Sunaptic acquisition and the increase in its marketing team in 2005 to target opportunities where identifiable revenues exist. Sales and marketing costs are expected to increase in 2006 and future periods as the Company expands its efforts to increase revenues of both products and services.

Professional Services

Costs for the Professional Services group for the three-month period ended December 31, 2005 were $587,802. These costs include a stock-based compensation charge of $24,956. Excluding this charge, the professional services costs were $562,846. Professional Services is a new department that was initiated in the second quarter of 2005; consequently, there are no comparative figures for 2004. The professional services group is responsible for the installation of Visiphor’s products and training of Visiphor’s customers and business partners in the use of the Company’s products. It also includes the business integration consulting services division added through the acquisition of Sunaptic. The costs include salaries, travel and general overhead expenses. Costs for future periods will be dependent on the sales levels achieved by the Company.

Costs for the professional services group for the year ended December 31, 2005 were $1,212,800. These costs include a stock-based compensation charge of $103,930. Excluding this charge, the professional services costs were $1,108,870.

Technology Development

The technology development expenses for the three-month period ended December 31, 2005 were $455,899, which is 84% greater than the 2004 costs of $248,371. These costs include a stock-based compensation charge of $37,504 in 2005 and $11,583 in 2004. Excluding these charges, the technology development expenses were $418,395 in 2005 verses $236,788 in 2004, which is an increase of 77%. The increase was due to an increase in staff and the associated operating costs and travel.

The technology development expenses for the year ended December 31, 2005 were $1,745,715 which is 68% higher than the 2004 costs of $1,037,013. These costs include the stock-based compensation charge of $172,973 in 2005 and $97,461 in 2004. Excluding these charges, the technology development costs were $1,572,742 in 2005 verses $939,552 in 2004, which represents a 67% increase over 2004. This increase was primarily due to hiring additional staff and the associated costs required to maintain the Company’s enhancement of existing products and to develop new products. Management expects that the increased revenues achieved as a result of the sale of products will more than offset the increased costs. Management believes that continuing to invest in technology advancements is crucial to the future success of Visiphor, and expects that costs will continue to increase in future periods.

Technical Services

Costs for the technical services group for the three-month period ended December 31, 2005 were $118,316, which is 14% greater than the comparable 2004 costs of $103,771. These costs include stock-based compensation charges of $3,400 in 2005 and $2,402 in 2004. Excluding these charges, the technology development expenses were $114,916 in 2005 compared to $101,369 in 2004 which is a 13% increase. This increase resulted from additional staff to meet the support requirements for the sales orders described above and providing the staff required for quality assurance testing of product enhancements.

The technical services expenses for the year ended December 31, 2005 were $507,890 which is 46% higher than the 2004 costs of $348,537. These costs include the stock-based compensation charge of $19,320 in 2005 and $20,207 in 2004. Excluding these charges, the technical services costs were $488,570 in 2005 compared to $328,330 in 2004, which represents a 49% increase. The increased costs were due to an increase in staffing and the associated operating costs. The technical services group conducts quality assurance testing and provides clients with any technical support they may require under annual support contracts, and includes primarily costs for salaries, facilities and travel. Costs for future periods will be dependent on the sales levels achieved by the Company.

Net Loss for the Period

The Company's current net loss on a monthly basis is approximately $620,000. Management believes that excluding certain non-cash expenses and certain one-time unusual expenses can be helpful to investors in better understanding the Company's results of operations, because by excluding such items, investors are provided with a more accurate period-to-period comparison. Non-cash expenses that are excluded in various places below include amortization amounts that the Company has incurred primarily as a result of its acquisition of certain intellectual property of Briyante and the intangibles acquired through the acquisition of Sunaptic as well as stock-based compensation that does not require cash payments and one-time unusual expenses. When excluding such expenses, the Company's current rate of loss on a cash operating expense basis is approximately $300,000 per month.

Overall, the Company incurred a net loss for the three-month period ended December 31, 2005 of $1,890,400 or $0.06 per share, which is 49% higher than the net loss incurred during the three-months ended December 31, 2004 of $1,270,180 or $0.08 per share. Adjusting the loss to take into account the expenses described in the paragraph above, the losses become $1,193,113 for 2005 and $778,124 for 2004, representing a 53% increase.

The Company incurred a net loss for the year ended December 31, 2005 of $6,631,656 or $0.23 per share, which is 22% larger than the net loss incurred during the year ended December 31, 2004 of $5,457,937 or $0.39 per share. Adjusting the loss to take into account the non-cash and one-time expenses described above, the losses become $3,879,641 for 2005 and $2,729,105 for 2004, representing a 42% increase.

The Company has work in progress and contracted sales orders totalling $2.35 million that have not commenced installation and the revenue will not be recognised until future quarters. There can be no assurance however that such revenue will materialize or if such revenue does materialize that it will be significant.

In the Company's most recent Form 10-KSB, management stated that it believed that the Company would be able to achieve break-even operations on an EBITDA basis during the second and third quarters of 2005. Due to the timing of the completion of existing contracts and its effect upon the recognition of revenue, management revised this estimate. After excluding the Company's quarterly amortization expenses of $528,051 and any stock-based compensation expense associated with granting options, management believes that it will achieve break-even operations on a cash operating basis by the end of the second quarter of 2006.

Summary of Quarterly Results
	Q4-2005	Q3-2005	Q2-2005	Q1-2005	Q4-2004	Q3 – 2004	Q2 - 2004	Q1 - 2004
Total Revenue	$ 1,076,312	1,008,581	920,620	324,628	327,016	102,814	317,085	286,055
Loss	(1,890,400)	(1,724,775)	(1,562,291)	(1,454,190)	(1,270,180)	(1,346,203)	(1,259,753)	(1,581,801)
Net loss per share	(0.05)	(0.06)	(0.06)	(0.06)	(0.08)	(0.09)	(0.09)	(0.14)

The Company’s changes in its net losses per quarter fluctuate according to the volume of sales. As the Company currently has a small number of customers generating the majority of its revenues, there is no consistency from one quarter to the next and past quarterly performance is not considered to be indicative of future results. In the latter part of 2004 and in 2005, the Company hired additional staff to generate and meet the demands of the sales orders described above, causing a significant increase in expense levels. The Company has also significantly increased both its revenues and expenses due to the acquisition of Sunaptic, however these items are only included since the date of acquisition, November 18, 2005. The Company is not aware of any significant seasonality affecting its sales.

Liquidity and Capital Resources

The Company’s aggregated cash on hand at the beginning of the three-month period ended December 31, 2005 was $91,377. During the period, the Company received additional net funds of $3,797,012 from two private placements, $672,088 in cash from the acquisition of Sunaptic, $509,926 from the exercise of warrants, $400,000 in loans, of which $200,000 was repaid in January 2006, and $67,500 in share subscriptions for a private placement to close in the first quarter of 2006.

The Company used these funds primarily to acquire Sunaptic and finance its operating loss for the period. The impact on cash of the loss of $2,085,389, after adjustment for non-cash items and changes to other working capital accounts in the period, resulted in a negative cash flow from operations of $1,819,286. The Company acquired Sunaptic for cash of $2,720,000 plus cash acquisition costs of $168,300, repaid capital leases of $12,507 and purchased capital assets of $27,719. Overall, the Company’s cash position increased by $698,714 to $790,091 at December 31, 2005.

The Company’s aggregated cash on hand at the beginning of the year ended December 31, 2005 was $123,148. During the year, the Company received additional net funds of $6,155,490 from four private placements, $672,088 in cash from the acquisition of Sunaptic, $400,000 in loans, of which $200,000 was repaid in January 2006, and $67,500 in share subscriptions for a private placement to close in the first quarter of 2006. The Company also received proceeds of $86,630 from the exercise of options and $1,215,349 from the exercise of warrants.

The Company used these funds primarily to acquire Sunaptic and to finance its operating loss for the year. The impact on cash of the loss of $6,631,656, after adjustment for non-cash items and changes to other working capital accounts in the period, resulted in a negative cash flow from operations of $4,691,202. The Company also repaid capital leases of $56,503, and purchased capital assets of $244,109. Overall, the Company’s cash position increased by $666,943 to $790,091 at December 31, 2005.

The Company experienced unexpected delays during 2004 in concluding certain contract negotiations; consequently, completion of the associated software installations were delayed. As a result of this delayed collection of revenues, management decided to seek additional financing in order to maintain its current level of operations.

Private Placements in 2005

In January 2005, the Company completed a private placement consisting of 2,857,785 units at $0.35 per unit. Each unit consisted of one common share and one common share purchase warrant. Each warrant entitles the holder to acquire one additional common share at an exercise price of $0.45 until January 11, 2006 or at $0.55 from January 12, 2006 until January 11, 2007. The common shares and warrants were subject to a four-month hold period that expired on May 10, 2005. Finders’ fees of $72,771 in cash were paid on a portion of the private placement conducted outside the United States. The total net proceeds to Visiphor were $927,454, including $140,000 in share subscriptions at December 31, 2004.

In May 2005, the Company completed a private placement consisting of 4,250,000 units at $0.40 per unit. Each unit consisted of one common share and one-half of one common share purchase warrant. Each whole warrant entitles the holder to acquire one additional common share at an exercise price of $0.55 until May 24, 2006. The common shares and warrants were subject to a four-month hold period that expired on September 24, 2005. Finders’ fees of $128,976 in cash were paid on a portion of the private placement conducted outside the United States. In connection with this private placement, the Company issued 60,000 units as a corporate finance fee on the same terms as the units described above with the exception that the common shares and warrants shares are subject to a twelve-month hold period that expires on May 24, 2006. The Company also granted 350,000 brokers’ warrants exercisable at a price of $0.55 until May 24, 2006. The brokers’ warrant shares are subject to a four-month hold period which expires on September 24, 2005. The total net proceeds to Visiphor were $1,571,024.

In November 2005, the Company completed a private placement consisting of 8,963,034 units at $0.45 per unit. Each unit consisted of one common share and one-half of one transferable common share purchase warrant. Each whole warrant entitles the holder to acquire one additional common share at an exercise price of $0.50 until November 29, 2006. The common shares and warrants were subject to a four-month hold period that expires on March 30, 2006. The agents for the offering received commissions of $205,086 in cash, 66,666 common shares as commissions and 59,445 common shares as a corporate finance fee including GST. The agents also received 896,307 non-transferable “Agents’ Units” to purchase 896,307 units in the Corporation on or before November 29, 2007 at a price of $0.45 per Agents’ Unit. Each Agents’ Unit is comprised of one common share and one-half of one transferable common share purchase warrant. The Agents’ Warrants have the same terms and conditions as the warrants described above. The total net proceeds to Visiphor were $3,706,406.

In December 2005, the Company completed a private placement consisting of 250,000 units at $0.45 per unit. Each unit consisted of one common share and one-half of one transferable common share purchase warrant. Each whole warrant entitles the holder to acquire one additional common share at an exercise price of $0.50 until December 13, 2006. The common shares and warrants were subject to a four-month hold period that expired on April 14, 2006. The agents for the offering received commissions of $7,875 in cash. The agents also received 11,250 non-transferable “Agents’ Units” to purchase 11,250 units in the Company on or before December 13, 2007 at a price of $0.45 per Agents’ Unit. Each Agents’ Unit is comprised of one common share and one-half of one transferable common share purchase warrant. The Agents’ Warrants have the same terms and conditions as the warrants described above. The total net proceeds to Visiphor were $90,604.

Contracts in 2004 and 2005

During the final quarter of 2004, the Company was awarded a contract with PRIME Corp. of British Columbia, Canada to deploy the Visiphor flagship InForce Arrest and Booking (“InForce AB”) software as an integrated component of the province-wide Police Records Information Management Environment (“PRIME-BC”). This contract will result in revenues to the Company in excess of $800,000. The Company has received $482,011 and has an account receivable of $215,410 as at December 31, 2005. Revenue of $633,858 has been recorded with

$63,563 recorded in deferred revenue which represents unearned support; the remainder of the contract is expected to be completed in early 2006.

In April 2005, the Company signed a USD$780,500 contract with King County of Washington to supply an expansion of the RAIN (Regional Automated Information Network) project for King County’s law enforcement agencies. This project will expand RAIN’s capabilities and benefits to over 3,000 officers across 23 independent police jurisdictions responsible for protecting over 1.7 million citizens. Revenues of $646,726 from this contract were recognized in 2005. The remainder is expected to be recognized during the first quarter of 2006.

In June 2005, the Company signed a contract in excess of $350,000 with DHS. The contract was received on behalf of the DHS Metadata Center of Excellence. The software will be used to design and deploy a metadata (data describing data) repository and a federal query information sharing capability. The Company has recognized $315,997 in revenue; the remainder is expected to be recognized in early 2006.

In August 2005, the Company signed a contract in excess of $400,000 with the Department of Homeland Security (DHS). The contract was received on behalf of Customs and Border Protection. The software will be used to provide a federated query application capable of simultaneously searching multiple, disparate data sources. The Company has recognized $347,200 in revenue as at December 31, 2005, the remainder is expected to be recognized during the first quarter of 2006.

Including the above contracts the Company has work in progress and contracted orders with that total an additional approximately $2,350,000. The amounts due under these contracts are expected to be received by the Company in early 2006. There can be no assurance however that any or all of such orders will result in actual revenues to the Company.

Acquisition of Sunaptic

The Company has completed the acquisition of Sunaptic, a privately-held Vancouver-based Company specializing in providing integration solutions using Microsoft technologies such as .NET and BizTalk Server for the health care and financial services marketplaces. On November 18, 2005, the Company acquired 100% of the outstanding shares of Sunaptic for consideration of $3,189,333. The consideration consisted of $2,720,000 in cash and 1,066,666 common shares of the Company at a fair value of $0.44 per share. The common shares issued by the Company are held in escrow, with 50% to be released on the 12-month anniversary of closing of the acquisition and 50% to be released on the 18-month anniversary of the closing of the acquisition.

On March 2, 2006, the Company completed a private placement consisting of 600,000 units at $0.45 per unit. Each unit consisted of one common share and one-half of one transferable common share purchase warrant. Each whole warrant entitles the holder to acquire one additional common share at an exercise price of $0.50 until March 2, 2007. The common shares and warrants are subject to a four-month hold period that expires on July 2, 2006. Finders’ fees of $23,625 were paid in cash. The total net proceeds to Visiphor were $246,375.

Management believes that the revenues from the Company’s futures sales combined with current accounts receivable, work in progress, and contracted orders will be sufficient to fund its consolidated operations. The Company believes it currently has cash sufficient to fund its operations through April 30, 2006, the Company has accounts receivable totaling in excess of $885,000 at the date of this report, and it has work in progress and contracted orders that, if completed, will generate cash sufficient to fund its operations through September 30, 2006. If the accounts receivable are not collected, certain of the contracts are not completed, or the expected sales are not received, the Company may need to raise additional funds through private placements of its securities or seek other forms of financing during the 2006 financial year. There can be no assurance that such financing will be available to the Company on terms acceptable to it, if at all. Failure to obtain adequate financing if necessary could result in significant delays in development of new products and a substantial curtailment of Visiphor’s operations. If the Company’s operations are substantially curtailed, it may have difficulty fulfilling its current and future contract obligations.

Contractual Obligations

The Company is committed to the following operating lease payments over the next three years:

Year	Equipment	Building	Total
2006	$62,981	$334,430	$397,411
2007	73,944	286,905	360,849
2008	49,149	265,904	315,053
2009	-	202,900	202,900
	$186,074	$1,090,139	$1,276,213

The lease for the Company’s head office expired on June 30, 2005 and new premises were obtained under a sublease. The terms of the sublease are for 10,938 square feet for the period of August 1, 2005 to December 30, 2009. The monthly rent is $16,908.

Off-Balance Sheet Arrangements

At December 31, 2005 the Company did not have any off-balance sheet arrangements.

Item 7. Financial Statements.

VISIPHOR CORPORATION

Financial Statements
(Expressed in Canadian dollars)

VISIPHOR CORPORATION

Years ended December 31, 2005 and 2004

Grant Thornton LLP
Chartered Accountants
Management Consultants

Report of Independent Registered Chartered Accountants

To the Shareholders of Visiphor Corporation.

We have audited the accompanying consolidated balance sheet of Visiphor Corporation as of December 31, 2005 and the consolidated statements of Operations and Deficit and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with Canadian generally accepted auditing standards and the standards of the Public Company Accounting Oversight Board (United States). These standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and the results of its operations and its cash flows for the year then ended in accordance with Canadian generally accepted accounting principles.

The consolidated financial statements as at December 31, 2004 and for the year ended December 31, 2004, were audited by another firm of chartered accountants who expressed an opinion without reservation on those statements in their audit report issued under Canadian generally accepted auditing standards dated March 4, 2005.

Canadian generally accepted accounting principles vary in certain significant respects from accounting principles generally accepted in the United States of America. Information relating to the nature and effect of such differences is presented in Note 17 to the consolidated financial statements.

Vancouver, Canada	Independent Registered
March 15, 2006	Chartered Accountants

Comment by Independent Registered Chartered Accountants for US Readers on Canada-US Reporting Differences.

The standards of the Public Company Accounting Oversight Board (United States) require the addition of an explanatory paragraph (following the opinion paragraph) when the financial statements are affected by conditions and events that cast substantial doubt on the Company’s ability to continue as a going concern, such as those described in Note 1 to the consolidated financial statements. Our report to the shareholders dated March 15, 2006, is expressed in accordance with Canadian reporting standards which do not permit a reference to such events and conditions in the report of the independent registered Chartered Accountants when the change is properly accounted for and the events and conditions are adequately disclosed in the financial statements.

Vancouver, Canada	Independent Registered
March 15, 2006	Chartered Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Directors of Visiphor Corporation (formerly Imagis Technologies Inc.)

We have audited the accompanying consolidated balance sheets of Visiphor Corporation. as of December 31, 2004 and the consolidated statement of operations and deficit, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our audit opinion. In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Visiphor Corporation as of December 31, 2004 and the results of its operations and its cash flows for the year then ended in accordance with Canadian generally accepted accounting principles.

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

Canadian generally accepted accounting principles vary in certain significant respects from accounting principles generally accepted in the United States of America. Information relating to the nature and effect of such differences is presented in note 16 to the consolidated financial statements.

“KPMG LLP” (signed)

Vancouver, Canada
March 4, 2005

VISIPHOR CORPORATION
Consolidated Balance Sheets
(Expressed in Canadian dollars)

December 31, 2005 and 2004

	2005	2004
Assets
Current assets:
Cash and cash equivalents	$790,091	$123,148
Accounts receivable	1,242,392	358,300
Accrued revenue receivable	278,336	27,000
Prepaid expenses and deposit	294,270	97,869
	2,605,089	606,317
Equipment, net (note 4)	529,735	208,624
Goodwill (note 3)	1,684,462	-
Other intangible assets (note 6)	2,076,406	2,627,394
	$6,895,692	$3,442,335
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities (note 10)	$1,676,280	$1,120,978
Loans payable (note 7)	400,000	-
Deferred revenue	303,892	159,764
Capital lease obligations (note 8)	62,981	28,089
	2,443,153	1,308,831
Long-term liabilities:
Capital lease obligations (note 8)	123,093	24,913
Shareholders’ equity:
Share capital (note 9)	34,912,723	26,230,920
Special warrants (note 9)	-	748,092
Share subscriptions (note 9)	67,500	140,000
Contributed surplus (note 9)	2,639,702	1,648,402
Deficit	(33,290,479)	(26,658,823)
	4,329,446	2,108,591
	$6,895,692	$3,442,335

Operations and going concern (note 1)
Commitments (note 12)
Subsequent event (note 15)

See accompanying notes to consolidated financial statements.
Approved on behalf of the Board:

/s/ Clyde Farnsworth                                       /s/ Roy Trivett
                                           Director                                                               Director

VISIPHOR CORPORATION
Consolidated Statements of Operations and Deficit
(Expressed in Canadian dollars)

Years ended December 31, 2005 and 2004

	2005	2004
Revenue:
Software sales	$1,446,794	$639,805
Support and services	1,794,343	385,075
Other	89,004	8,090
	3,330,141	1,032,970
Expenses:
Administration	2,781,853	2,124,342
Amortization	1,716,746	1,524,525
Bad debt expense	70,623	-
Cost of materials	66,005	-
Interest	69,907	93,562
Sales and marketing	1,790,258	1,362,928
Professional services	1,212,800	-
Technology development	1,745,715	1,037,013
Technical services	507,890	348,537
	9,961,797	6,490,907
Loss for the year	(6,631,656)	(5,457,937)
Deficit, beginning of year	(26,658,823)	(21,200,886)
Deficit, end of year	$(33,290,479)	$(26,658,823)
Loss per share – basic and diluted	$(0.23)	$(0.39)
Weighted average number of shares outstanding	28,712,720	13,940,922

See accompanying notes to consolidated financial statements.

VISIPHOR CORPORATION
Consolidated Statements of Cash Flows
(Expressed in Canadian dollars)

Years ended December 31, 2005 and 2004

	2005	2004
Cash provided by (used for):
Operations:
Loss for the year	$(6,631,656)	$(5,457,937)
Items not involving cash:
Amortization	1,716,746	1,524,525
Stock-based compensation	858,209	1,204,307
Gain on settlement of accounts payable	-	(54,930)
Changes in non-cash operating working capital:
Accounts receivable	(517,342)	101,135
Accrued revenue receivable	(13,157)	-
Prepaid expenses and deposit	(191,246)	(70,033)
Accounts payable and accrued liabilities	9,356	664
Deferred revenue	77,886	28,766
	(4,691,202)	(2,723,503)
Investments:
Purchase of equipment	(244,109)	(40,624)
Acquisition of subsidiary (net of cash acquired of $672,088)	(2,266,212)	-
Purchase of intellectual property	-	(25,000)
	(2,510,321)	(65,624)
Financing:
Issuance of common shares for cash	8,013,046	2,782,289
Share issue costs	(555,577)	(69,000)
Share subscriptions received	67,500	140,000
Proceeds of loans payable	400,000	-
Capital lease repayments	(56,503)	(27,241)
	7,868,466	2,826,048
Increase in cash	666,943	36,921
Cash and cash equivalents, beginning of the year	123,148	86,227
Cash and cash equivalents, end of the year	$790,091	$123,148

See accompanying notes to consolidated financial statements.

VISIPHOR CORPORATION
Consolidated Statements of Cash Flows, Continued
(Expressed in Canadian dollars)

Years ended December 31, 2005 and 2004

	2005	2004
Supplementary information and disclosures:
Interest paid	$53,250	$93,562
Non-cash investing and financing transactions not included in cash flows:
Issuance of commons shares on conversion of special warrants (note 9)	781,801	907,985
Issuance of common shares for acquisition of subsidiary (note 3)	469,333	-
Equipment acquired under capital lease	171,291	36,310
Issuance of broker’s options as finders fees	142,001	-
Issuance of warrants as financing costs	51,548	-
Issuance of common shares as financing costs	49,000	-
Finders fee recorded on issuance of common shares on conversion of special warrants	33,709	13,337
Issuance of common shares as finders fees	30,000	-
Issuance of common shares on settlement of debt	-	1,019,5
		62
Issuance of common shares to acquire intellectual property	-	75,000
Investment acquired for grant of exclusivity	-	1

See accompanying notes to consolidated financial statements.

VISIPHOR CORPORATION
Notes to Consolidated Financial Statements
(Expressed in Canadian dollars)

Years ended December 31, 2005 and 2004

1.	Operations and going concern:

Visiphor Corporation (the “Company” or “Visiphor”) was incorporated under the Company Act (British Columbia) on March 23, 1998 under the name Imagis Technologies Inc. (“The Company”). On July 6, 2005, the Company changed its name to Visiphor Corporation and continued under the Canada Business Corporation Act. The Company operates in two segments, being the development and sale of software applications and solutions and the provision of business integration consulting services.

These financial statements have been prepared on a going concern basis which includes the assumption that the Company will be able to realize its assets and settle its liabilities in the normal course of business. For the year ended December 31, 2005, the Company incurred a loss from operations of $6,631,656 and a deficiency in operating cash flow of $4,691,202. In addition, the Company has incurred significant operating losses and net utilization of cash in operations in all prior periods. Accordingly, the Company will require continued financial support from its shareholders and creditors until it is able to generate sufficient cash flow from operations on a sustained basis. Failure to obtain ongoing support of its shareholders and creditors may make the going concern basis of accounting inappropriate, in which case the Company’s assets and liabilities would need to be recognized at their liquidation values. These financial statements do not include any adjustment due to this going concern uncertainty.

2.	Significant accounting policies:

The Company prepares its financial statements in accordance with accounting principles generally accepted in Canada and, except as set out in Note 16, also complies, in all material respects, with accounting principles generally accepted in the United States. The financial statements reflect the following significant accounting policies:

(a) Basis of consolidation:

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Briyante Software Corp. (“Briyante”), since the date of its acquisition on November 25, 2003 until the date that it was wound up (November 1, 2005), Visiphor (US) Corporation since the date of incorporation (August 18, 2005) and Sunaptic Solutions Inc (“Sunaptic”), since the date of its acquisition on November 18, 2005. All material inter-company accounts and transactions have been eliminated. Briyante was inactive when it was wound up.

(b) Cash equivalents:

The Company considers all highly liquid investments with a term to maturity of three months or less when purchased to be cash equivalents. Investments having a term in excess of three months, but less than one year, are classified as short-term investments.

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

Intangible assets acquired either individually or with a group of other assets are initially recognized and measured at cost. The cost of a group of intangible assets acquired in a transaction, including those acquired in a business combination that meet the specified criteria for recognition apart from goodwill, is allocated to the individual assets acquired based on their relative fair values. The cost of internally developed intangible assets is capitalized only when technical feasibility has been established, the asset is clearly defined and costs can be reliably measured, management has both the intent and ability to produce or use the intangible asset, adequate technical and financial resources exist to complete the development, and management can demonstrate the existence of an external market or internal need for the completed product or asset. Costs incurred to enhance the service potential of an intangible asset are expensed as incurred. No amounts have been capitalized to date in connection with internally developed intangible assets.

Intangible assets with finite useful lives are amortized over their useful lives. The assets are amortized on a straight-line basis at the following annual rates, which are reviewed annually:

Asset	Term
Briyante technology	3 years
Patents	3 years
License	3 years
Customer relationships	3 years
Contract backlog	4 months

Intangible assets with indefinite useful lives are not amortized and are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test compares the carrying amount of the intangible asset with its fair value, and an impairment loss is recognized in income for the excess, if any.

2.	Significant accounting policies cont’d:

	(e)	Revenue recognition:
(ii) Software sales revenue:

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

(iii) Support and services revenue:

Up front payments for contract support and services revenue is deferred and is amortized to revenue over the period that the support and services are provided.

(f)	Use of estimates:

The preparation of financial statements in accordance with accounting principles generally accepted in Canada requires management to make estimates and assumptions that affect the amounts reported or disclosed in the financial statements. Actual amounts may differ from these estimates. Areas of significant estimate include, but are not limited to: valuation of accounts receivable; estimated useful lives of equipment and intangible assets; valuation of acquired intangible assets; valuation of stock- based awards, and the valuation allowance of future income tax assets.

(g)	Foreign currency:

The Company considers the Canadian dollar its functional currency. Monetary assets and liabilities denominated in foreign currencies are translated into Canadian dollars at exchange rates in effect at the balance sheet date. Revenues and expenses are translated using rates in effect at the time of the transactions. Foreign exchange gains and losses are included in expenses and are insignificant for all periods presented.

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

(k)	Goodwill

Goodwill represents the excess of acquisition cost over fair value of net assets for acquired businesses. It has an indefinite useful life and is not amortized, but is tested annually for impairment. No impairment exists for 2005.

(l)	Comparative figures:

Certain comparative figures have been reclassified to conform with the presentation adopted in the current year.

3. Acquisition of Subsidiary

On November 18, 2005 the Company entered into an agreement to acquire a privately-held company, Sunaptic Solutions Inc. The Company acquired 100% of the outstanding shares of Sunaptic for consideration of $3,189,333 plus acquisition costs of $218,300. The consideration consisted of $2,720,000 in cash and 1,066,666 common shares of the Company Issued at fair value of $0.44 per share. The common shares issued by the Company will be held in escrow, with 50% to be released on the 12-month anniversary of closing of the acquisition, November 18, 2006, and 50% to be released on the 18-month anniversary of the closing of the acquisition, May 18, 2007.

The acquisition of Sunaptic has been accounted for as a business combination with the Company identified as the acquirer. In accordance with generally accepted accounting principles, the shares issued were valued based on their market price at the time the number of shares to be issued was determined based on the acquisition agreement as, at that time, the Company concluded that its shares traded in an active and liquid market. The fair value of the net assets acquired and consideration issued are as follows:

Current assets	$1,282,171
Equipment	89,064
Current liabilities	(619,815)
Capital lease obligation	(13,249)
Contract backlog	269,000
Customer relationships	716,000
Goodwill	1,684,462
$3,407,633

Cash	$ 2,720,000
Shares issued	469,333
Acquisition costs	218,300
$3,407,633

The following represents the unaudited consolidated pro forma results of operations of the Company as if the acquisition occurred on the first date of the periods indicated. The pro forma information should be read in conjunction with the related historical information and is not necessarily indicative of the results that would have been attained had the transaction actually taken place on those dates.

	Year ended December 31
	2005	2004
Revenue	$6,614,616	$2,322,412
Operating Expenses	10,752,554	6,255,414
Amortization	2,111,008	2,042,720
Total Expenses	12,863,562	8,298,134
Net Loss	$6,248,946	$5,975,722
Net Loss per share	$0.21	$0.40

4. Equipment:

		Accumulated	Net book
2005	Cost	amortization	value
Computer hardware	$647,682	$405,852	$241,830
Furniture and fixtures	254,701	104,169	150,532
Software	152,742	147,157	5,585
Tradeshow Equipment	64,897	53,957	10,940
Leasehold Improvements	136,688	15,840	120,848
	$ 1,256,710	$726,975	$529,735

		Accumulated	Net book
2004	Cost	amortization	value
Computer hardware	$412,691	$308,506	$104,185
Furniture and fixtures	134,886	68,500	66,386
Software	134,871	122,199	12,672
Telephone Equipment	6,761	1,485	5,276
Tradeshow Equipment	64,897	44,792	20,105
Leasehold Improvements	734	734	-
	$754,840	$546,216	$208,624

Equipment under Capital lease:

Included in computer hardware is $188,197 (December 31, 2004: $86,524) in cost and accumulated amortization of $89,565 (December 31, 2004: $40,663) of computer hardware under capital lease.

Included in furniture and fixtures is $103,107 (December 31, 2004: $9,105) in cost and accumulated amortization of $13,895 (December 31, 2004: $4,401) of furniture and fixtures under capital lease.

5.	Investment

On July 31, 2004 the Company entered into an agreement with a United Kingdom (“UK”) Company to form a jointly owned company, Imagis Technologies UK Limited (“Imagis UK”). Imagis UK is the exclusive distributor of Visiphor’s software products in the United Kingdom and a non-exclusive distributor on a world-wide basis. The Company owns a 25% interest in Imagis UK which it received as consideration for the grant of UK exclusivity, and the UK Company has committed to provide £500,000 (approximately $1.25 million) over the next two years to support the initial start-up costs of Imagis UK in consideration for a 75% ownership interest in Imagis UK. The Company’s initial investment in Imagis UK has been recorded at a nominal amount of $1 and is included in other assets (note 6). The Company’s share of Imagis UK’s income, if any, will be accounted for using the equity method. Imagis UK’s operations are in the start-up phase, and there has been no significant gain or loss to date. The Company is not required to make any advances to Imagis UK and has not made any advances to date.

6. Other assets:

		Accumulated	Net book
2005	Cost	amortization	value
Patents	$78,227	$ 78,227	$-
License	236,394	236,394	-
Contract backlog	269,000	95,596	173,404
Customer relationships	716,000	39,774	676,226
Briyante Technology	3,972,552	2,745,777	1,226,775
Investment in Imagis UK	1	-	1
	$5,272,124	$ 3,195,768	$2,076,406

		Accumulated	Net book
2004	Cost	amortization	value
Patents	$78,227	$ 47,806	$30,421
License	236,394	190,383	46,011
Contract backlog	-	-	-
Customer relationships	-	-	-
Briyante Technology	3,972,552	1,421,591	2,550,961
Investment in Imagis UK	1	-	1
	$4,287,174	$ 1,659,780	$2,627,394

7.	Loans Payable

Loans payable are payable on demand, unsecured and bear interest at the rate of 20% per annum.

8.	Capital lease obligations:

	2005	2004
2005, including buy-out options	$-	$34,836
2006, including buy-out options	89,373	14,784
2007, including buy-out options	88,729	14,931
2008, including buy-out options	52,205	-
	230,307	64,551
Implicit interest portion (9% to 21%)	(43,844)	(11,549)
	186,463	53,002
Current portion of capital lease obligations	62,981	28,089
Long-term portion of capital lease obligations	$123,093	$24,913

9.	Share capital:

	(a)	Authorized:

100,000,000 common shares without par value
50,000,000 preferred shares without par value, non-voting, issuable in one or more series

	(b)	Issued:

	Number
	of shares	Amount
Balance, December 31, 2003	8,845,157	$21,528,421
Issued during year for cash:
Private Placements	7,938,208	2,782,289
Special Warrants exercised	1,169,741	907,985
Issued in settlement of accounts payable	2,654,675	1,019,562
Issued for acquisition of intellectual property	187,500	75,000
Share issuance costs	-	(82,337)
Balance, December 31, 2004	20,795,281	26,230,920
Issued during year for cash:
Private Placements	16,320,819	6,847,840
Options exercised	211,895	86,630
Warrants exercised	2,887,665	1,218,576
Issued for acquisition of subsidiary (note 3)	1,066,666	469,333
Special Warrants exercised	1,007,151	781,801
Issuance of shares as share issuance costs	186,111	79,000
Fair value of options exercised	-	60,458
Share issuance costs	-	(861,835)
Balance, December 31, 2005	42,475,588	$34,912,723

(c)	Special warrants:

During October and November 2003, the Company sold a total of 9,796,087 special warrants (the “Special Warrants”) at $0.1725 per Special Warrant in a series of four tranches. Cash proceeds of $899,075 less commissions of $39,757 were received for the sale of 5,212,029 Special Warrants and 4,584,058 Special Warrants were issued in settlement of $790,750 in debt. Each Special Warrant was exercisable, for no additional consideration, into units consisting of 0.2222 common shares and 0.2222 share purchase warrants, with the exception of 1,002,899 Special Warrants issued to insiders of the Company. The units issued to insiders of the Company were exercisable into 0.2222 common shares with no share purchase warrant. Each whole warrant entitled the holder for two years from the date of issue of the Special Warrants to acquire one additional common share at an exercise price of $1.04 per share in the first year and $1.14 per share in the second year. The Special Warrants were convertible at the holders’ option at any time for an 18-month period and converted automatically at the end of the 18-months. The Company was not required to meet any conditions prior to conversion. Finder’s fees of $39,758 cash and 38,641 in brokers’ warrants exercisable at $1.04 per share were paid. The brokers’ warrants were exercisable until October 30, 2004 and have been recorded at the fair value as at the date of issue of $7,327 as a reduction in the proceeds of the Special Warrants and an increase in contributed surplus. As at December 31, 2005, 2,176,892 units have been issued on conversion of all the Special Warrants which resulted in the issuance of 2,176,892 common shares and 2,176,907 share purchase warrants.

9.	Share capital cont’d:

	(d)	Share subscriptions

As at December 31, 2005, the Company had received share subscriptions of $67,500 for 150,000 units of a private placement completed on March 2, 2006. Each unit consists of one common share and one- half of one common share purchase warrant, each full warrant exercisable for one common share at $0.50 until March 2, 2007. As at December 31, 2004 the Company had received share subscriptions of $140,000 for 400,000 Units of a private placement that was completed January 11, 2005. Each unit consisted of one common share and one common share purchase warrant exercisable for one common share at $0.45 until January 11, 2006 or at $0.55 until January 11, 2007.

	(e)	Warrants:

At December 31, 2004, and 2005, the following warrants were outstanding:

December 31,				December 31,	Exercise
2004	Granted	Exercised	Expired	2005	price	Expiry date
1,840,671	784,300	(114,331)	(2,510,640)	-	$0.46	November 30, 2005
4,007,875	-	(125,000)	-	3,882,875	$0.75	April 28, 2006
226,584	-	-	-	226,584	$0.75	April 29, 2006
166,700	-	(80,000)	-	86,700	$0.75	May 20, 2006
	2,505,000	(125,000)	-	2,380,000	$0.55	May 24, 2006
187,500	-	-	-	187,500	$0.50	November 29, 2006
3,930,333	-	(2,143,334)	-	1,786,999	$0.50	November 30, 2006
946,166	-	-	-	946,166	$0.55	December 31, 2006
-	2,857,785	(300,000)	-	2,557,785	$0.45	January 11, 2006
					or at $0.55	January 11, 2007
-	4,481,522	-	-	4,481,522	$0.50	November 29, 2006
-	125,000	-	-	125,000	$0.50	December 13, 2006
11,305,829	10,753,607	(2,887,665)	(2,510,640)	16,661,131

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

9.	Share capital cont’d:

	(f)	Options:

The Company has a stock option plan that was most recently approved at the Company’s annual general meeting of shareholders on June 17, 2005. Under the terms of the plan, the Company may reserve up to 5,889,756 common shares for issuance under the plan. The Company has granted stock options to certain employees, directors, advisors, and consultants. These options are granted for services provided to the Company. All options granted prior to November 25, 2003 expire five years from the date of grant with the exception of 22,222 options issued during 2002 to a consultant that expired two years from the date of grant. All options granted subsequent to November 25, 2003, expire 3 years from the date of the grant. All options vest one-third on the date of the grant, one-third on the first anniversary of the date of the grant and one-third on the second anniversary of the date of the grant. On November 25, 2003 all stock options along with the Company’s outstanding shares were consolidated on a 1 new option for 4.5 old basis. During the year ended December 31, 2004, all options outstanding as at December 31, 2003 were repriced to $0.78. For options that were granted prior to the adoption of the fair value based method, the fair value of the award was remeasured at the date of modification, and the full amount of that fair value has been recorded as compensation cost to the extent that vesting has occurred on or before December 31, 2005.

For options issued in 2003 and previously accounted for under the fair value method, modification accounting is applied. Under modification accounting, the Company recorded additional expense equal to the difference between the fair value of the original award on the date of the repricing, and the fair value of the modified award also on the date of the repricing.

A summary of the status of the Company’s stock options at December 31, 2005, and December 31, 2004 (giving retroactive effect to the 2003 share consolidation), and changes during the periods ended on those dates is presented below:

	December 31, 2005		December 31, 2004
		Weighted average		Weighted average
	Shares	exercise price	Shares	exercise price
Outstanding, beginning of period	3,092,334	$ 0.61	770,294	$ 5.26
Repriced to $0.78	-	-		(4.48)
Granted	2,848,396	0.72	2,690,925	0.58
Exercised	(211,895)	0.41	-	-
Cancelled	(313,335)	0.61	(368,885)	0.78
Outstanding, end of period	5,415,500	$ 0.67	3,092,334	$ 0.61

9.	Share capital cont’d:

(f) Option’s cont’d:

The following table summarizes information about stock options outstanding at December 31, 2005:

	Options outstanding			Options exercisable
	Number			Number
	outstanding	Weighted	Weighted	exercisable,	Weighted
	December 31,	remaining	average	December 31,	average
Exercise price	2005	contractual life	exercise price	2005	exercise price
$0.33	69,999	1.96	$0.33	34,998	$0.33
$0.34	13,333	1.86	$0.34	6,666	$0.34
$0.35	10,333	1.96	$0.35	3,333	$0.35
$0.36	44,072	2.12	$0.36	11,482	$0.36
$0.39	112,000	2.31	$0.39	37,334	$0.39
$0.40	971,033	1.64	$0.40	617,525	$0.40
$0.41	13,000	1.48	$0.41	7,000	$0.41
$0.43	25,500	2.80	$0.43	8,834	$0.43
$0.44	15,000	2.86	$0.44	5,000	$0.44
$0.45	85,000	2.73	$0.45	26,668	$0.45
$0.47	30,000	2.76	$0.47	10,000	$0.47
$0.49	50,000	2.67	$0.49	16,667	$0.49
$0.50	42,500	2.50	$0.50	14,501	$0.50
$0.55	10,000	1.34	$0.55	6,667	$0.55
$0.56	21,166	2.38	$0.56	4,500	$0.56
$0.57	27,999	2.41	$0.57	-	-
$0.65	25,000	2.54	$0.65	8,334	$0.65
$0.66	182,222	1.40	$0.66	111,487	$0.66
$0.67	15,000	2.51	$0.67	5,000	$0.67
$0.68	10,000	2.59	$0.68	3,334	$0.68
$0.69	20,000	2.61	$0.69	6,667	$0.69
$0.78	1,439,446	1.01	$0.78	1,439,446	$0.78
$0.79	2,182,897	2.48	$0.79	727,649	$0.79
	5,415,500	1.87	$0.67	3,113,092	$0.68

The weighted average fair value of employee stock options granted during the year ended December 31, 2005 was $0.72 (2004: $0.86) per share purchase option. The weighted average fair value of employee stock options repriced during the period ended December 31, 2005 was $Nil (2004: $0.52) per share purchase option as at the date of the reprice. The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model using the following average inputs: volatility - 66% (2004-200%); risk free interest rate - 5% (2004-5%); option term - 3 years (2004-3 years); and dividend yield – nil (2004-nil). The total compensation expense of $858,209 (2004- $1,204,307) has been allocated to the expense account associated with each individual employee expense and credited to contributed surplus.

(g)	Agents Options

The November 29, 2005 private placement included non-transferable Agents’ options to purchase 896,307 units on or before November 29, 2007 at a price of $0.45 per unit. Each unit consists of one common share and one-half of one common share purchase warrant, each full warrant exercisable for one common share at $0.50 until November 29, 2006.

9.	Share capital cont’d:

	(g)	Agent’s Option’s cont’d:

The December 13, 2005 private placement included non-transferable Agents’ options to purchase 11,250 units on or before December 13, 2007 at a price of $0.45 per unit. Each unit consists of one common share and one-half of one common share purchase warrant, each full warrant exercisable for one common share at $0.50 until December 13, 2006.

	December 31, 2005		December 31, 2004
		Weighted average		Weighted average
	Shares	exercise price	Shares	exercise price
Outstanding, beginning of period	-	$ -	$ -
Granted	907,557	0.45	-	-
Exercised	-	-	-	-
Cancelled	-	-	-	-
Outstanding, end of period	907,557	$ 0.45	-	$ -

The following table summarizes information about Agents’ stock options outstanding at December 31, 2005:

	Options outstanding and exercisable
	Number outstanding	Weighted remaining	Weighted average
Exercise price	December 31, 2005	contractual life	exercise price
$0.45	907,557	2.83	$0.45
	907,557	2.83	$0.45

The weighted average fair value of Agents’ stock options granted during the year ended December 31, 2005 was $0.16 (2004: $nil) per share purchase option. The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model using the following average inputs: volatility - 66%; risk free interest rate - 5%; option term - 3 years; and dividend yield - nil. The total value of $142,001 has been allocated to share issuance costs and credited to contributed surplus.

(h) Contributed surplus

Amount
Balance, December 31, 2003	$444,095
Value of options granted	1,204,307
Balance, December 31, 2004	1,648,402
Value of options granted	858,209
Value of options exercised	(60,458)
Value of Broker’s options	142,001
Value of warrants issued as commissions	51,548
Balance, December 31, 2005	$2,639,702

9.	Share capital cont’d:

(h) Contributed surplus cont’d:

Related party transactions not disclosed elsewhere are as follows:

At December 31, 2005, accounts payable and accrued liabilities included $400,539 (at December 31, 2004 - $284,760) owed by the Company to directors, officers and companies controlled by directors and officers of the Company. These amounts are unsecured, non-interest bearing and payable on demand and consist of unpaid fees and expenses. At December 31, 2005, accounts payable and accrued liabilities included $nil (at December 31, 2004 - $300,500) owed by the Company to companies formerly related by virtue of having a director or officer in common with the Company.

10.	Income taxes:

Income tax expense differs from the amount that would be computed by applying the federal and provincial statutory income tax rates of 34.87% (2004 - 35.62%) to income before taxes.

The effective income tax rates differ from the Canadian statutory rates for the following reasons:

	2005	2004
Canadian statutory rates	34.87%	35.62%
Canadian federal and provincial taxes	$(2,312,458)	$(1,944,117)
Intellectual property not recorded for tax purposes	-	(229,901)
Non-capital losses expired (not previously recognized)	-	406,068
Non-deductible items	880,360	888,775
Financing costs charged against share capital	-	29,588
Permanent and other differences	(46,988)	(49,763)
Effect of tax rate change	65,558	-
Changes in valuation allowance	1,413,528	899,350
	$-	$-
Future income tax assets:
Non-capital losses carried forward	$9,432,553	$8,359,169
Capital assets	305,736	234,836
Financing costs	205,919	103,653
Other	-	43,422
Total future income tax assets	9,944,208	8,741,080
Less valuation allowance	(9,717,102)	(8,303,574)
	227,106	437,506
Future income tax liability:
Intellectual property, patents and other assets	(227,106)	(437,506)
Net future income taxes	$-	$-

In assessing whether the benefits of future tax assets will be realized, management considers whether it is more likely than not that some portion or all of the future tax assets will be realized. The ultimate realization of the future tax assets is dependant upon the generation of future taxable income during the periods in which those temporary differences become deductible.

10. Income Taxes cont’d:

As at December 31, 2005, the Company has non-capital loss carry forwards aggregating approximately $26,090,000 available to reduce taxable income otherwise calculated in future years. These losses expire as follows:

2006	$2,274,000
2007	3,031,000
2008	4,129,000
2009	6,508,000
2010	3,734,000
2011	2,831,000
2012	3,583,000

11. Commitments:

The Company is committed to the following operating lease payments over the next four years:

Year	Equipment	Building	Total
2006	$62,981	$334,430	$397,411
2007	73,944	286,905	360,849
2008	49,149	265,904	315,053
2009		202,900	202,900
	$186,074	$1,090,139	$1,276,213

The Company’s head office in Burnaby, B.C. leases space under a sublease of 10,938 square feet which expires December 30, 2009. The monthly rent is $16,908. The Company also leases office space in Victoria, B.C. of 5,938 square feet with monthly rent of $5,109 which expires on September 30, 2006 and subleases office space in Vancouver, B.C. of 4,128 square feet with monthly rent of $7,000 which expires on September 29, 2008.

Litigation Settlement

On January 27, 2005 the Company received a Notice of Demand from OSI Systems PVT Ltd (“OSI”) for USD$500,000 alleging that the Company was in default under the terms of various agreements. On August 16, 2005 the parties settled this claim. Under the terms of the settlement the Company agreed to pay OSI USD$400,000. The Company made payments of USD$100,000 on September 1, 2005, USD$125,000 on November 15, 2005 and a final payment of USD$175,000 on December 31, 2005.

12.	Financial instruments and risk management:

(a) Fair values:

The fair value of the Company’s financial instruments, represented by cash, accounts receivable, accounts payable and accrued liabilities, and loans payable approximates their carrying values due to their ability to be promptly liquidated or their immediate or short term to maturity. Based on current interest rates relative to those implicit in the leases, the fair value of capital lease obligations is estimated to not be materially different from their carrying values.

12.	Financial instruments and risk management cont’d:

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

The Company operates in two segments, being the development and sale of software applications and solutions and the provision of business integration consulting services. Management of the Company makes decisions about allocating resources based on these two operating segments. For the year ended December 31, 2004, the Company operated in a single segment, being the development and sale of software applications and solutions.

		As at December 31, 2005
	Software Sales	Consulting	Total
		Services
Revenue	$2,749,512	$580,629	$3,330,141
Operating Expenses	7,762,719	412,425	8,175,144
Interest Expense	69,265	642	69,907
Amortization of Capital Assets	1,500,042	4,901	1,504,943
Amortization of Intangibles	76,434	135,369	211,803
Total Expenses	9,408,460	553,337	9,961,797
Net Profit (Loss)	$(6,658,948)	$27,292	$(6,631,656)
Total Assets	$3,541,371	$3,354,321	$6,895,692
Intangible Assets
Goodwill	$-	$1,684,462	$1,684,462
Intellectual Property	$1,226,775	$-	$1,226,775
Customer Backlog	$-	$173,405	$173,405
Customer Relationships	$-	$676,226	$676,226
Equipment, net	$441,681	$88,054	$529,735
Non-cash Stock-based Compensation	$858,209	$-	$858,209
Additions to Capital Assets	$411,509	$3,891	$415,400

13. Segmented information (continued):

Substantially all revenue is derived from sales to customers located in Canada, the United States and the United Kingdom. Geographic information is as follows:

	2005	2004
Canada	$1,233,499	$183,980
United States	2,055,720	308,625
United Kingdom	40,013	448,189
Other	909	92,176
	$3,330,141	$1,032,970

Substantially all of the Company’s equipment is in Canada. Major customers, representing 10% or more of total revenue are:

	2005	2004
Customer A	$1,061,176	$-
Customer B	478,539	-
Customer C	463,187	-
Customer D	418,730	-
Customer E	-	255,165

14.	Subsequent event:

On March 2, 2006, the Company completed a private placement consisting of 600,000 units at $0.45 per unit. Each unit consisted of one common share and one-half of one transferable common share purchase warrant. Each whole warrant entitles the holder to acquire one additional common share at an exercise price of $0.50 until March 2, 2007. The common shares and warrants were subject to a four-month hold period that expires on July 2, 2006. The agents for the offering received finders’ fees of $23,625 in cash. The total net proceeds to Visiphor were $246,375.

15.	United States generally accepted accounting principles:

These financial statements have been prepared in accordance with accounting principles generally accepted in Canada (“Canadian GAAP”) which differ in certain respects from accounting principles generally accepted in the United States (“U.S. GAAP”). Material issues that could give rise to measurement differences to these consolidated financial statements are as follows:

(a) Stock-based compensation:

As described in note 11, the Company has granted stock options to certain employees, directors, advisors, and consultants. These options are granted for services provided to the Company. For Canadian GAAP purposes, the Company accounts for all stock-based payments to non-employees made subsequent to January 1, 2002 and to employees made subsequent to January 1, 2003 using the fair value based method.

15. United States generally accepted accounting principles cont’d:

Under US GAAP

  Options granted to non employees prior to January 1, 2002, are also required to be measured and recognized at their fair value as the services are provided and the options are earned.
  An enterprise recognizes or, at its options, discloses the impact on net loss of the fair value of stock options and other forms of stock-based compensation awarded to employees. While the Company has elected under U.S. GAAP to adopt fair value accounting for options awarded to employees on or after January 1, 2003, the Company has elected to continue to measure compensation cost for stock options granted to employees prior to January 1, 2003 by the intrinsic value method.

In addition, during the years ended December 31, 2001 and 2002, the Company repriced certain options and consequently, in accordance with the intrinsic value method under U.S. GAAP, such options are accounted for as variable options and net increases in the underlying common shares market price since the repricing date are recognized as compensation cost until the options are exercised, expire or forfeited.

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

The effect of these accounting differences on deficit, net loss, loss per share and future income taxes under United States accounting principles are as follows:

	2005	2004
Deficit, Canadian GAAP	$(33,290,479)	$(26,658,823)
Cumulative stock based compensation (a)	(1,380,198)	(1,380,198)
Beneficial conversion options (b)	(208,200)	(208,200)
Warrants issued for services (c)	(722,000)	(722,000)
Deficit, U.S. GAAP	$(35,600,877)	$(28,969,221)
Loss for the year, Canadian GAAP	$(6,752,665)	$(5,457,937)
Stock-based compensation	-	(35,000)
Loss for the year, U.S. GAAP	$(6,752,665)	$(5,492,937)
Loss per share, U.S. GAAP – basic and diluted	$(0.24)	$(0.39)

16.	Recent accounting pronouncements:

Canadian GAAP
Recent accounting pronouncements affecting the Company’s financial reporting under Canadian GAAP are summarized below:

(i) Financial Instruments. In January 2005, the CICA issued Handbook Section 3855, “Financial

Instruments – Recognition and Measurement.” It prescribes when a financial asset, financial liability or non-financial derivative is to be recognized on the balance sheet and at what amount, requiring fair value or cost-based measures under different circumstances. It also specifies how financial instrument gains and losses are to be presented. It applies to interim and annual financial statements for fiscal periods beginning after October 1, 2006 and will be adopted by the Company on or before January 1, 2007. Transitional provisions are complex and vary based on the type of financial instruments under consideration. The effect on the Company’s consolidated financial statements is not expected to be material.

(ii) Comprehensive Income. CICA Handbook Section 1530, “Comprehensive Income,” was issued in

January 2005 to introduce new standards for reporting and presenting comprehensive income. Comprehensive income is the change in equity (net assets) of a company during a reporting period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except for changes resulting from investments by owners and distributions to owners. It applies to interim and annual financial statements for fiscal periods beginning after October 1, 2006 and will be adopted by the Company on or before January 1, 2007. Financial statements for prior periods will be required to be restated for certain comprehensive income items. The effect on the Company’s consolidated financial statements is not expected to be material.

(iii) Equity. In January 2005, the CICA issued Handbook Section 3251, “Equity,” which replaces Section

3250, “Surplus.” It establishes standards for the presentation of equity and changes in equity during reporting periods beginning after October 1, 2006. Financial statements of prior periods are required to be restated for certain specified adjustments. For other adjustments, the adjusted amount must be presented in the opening balance of accumulated other comprehensive income. The Company plans to adopt this Section on January 1, 2007. The effect on the Company’s consolidated financial statements is not expected to be material.

(iv) Hedges. CICA Handbook Section 3865, “Hedges,” was issued in January 2005 to clarify requirements for determining hedging relationships and applying hedge accounting. The Company plans to adopt this Section on January 1, 2007 and does not expect the adoption to have a material effect on its consolidated financial statements.

U.S. GAAP
Recent accounting pronouncements affecting the Company’s financial reporting under U.S. GAAP are summarized below:

(i) SFAS No. 123R. SFAS No. 123R, “Share Based Payment,” was issued in December 2004 to require recognition of compensation expense for the fair value of stock options and other equity-based compensation at the date of grant. In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107, “Share-Based Payment,” clarifying the interaction between SFAS No. 123R and certain SEC reporting requirements. The Company adopted these requirements on January 1, 2003 in accordance with CICA Handbook Section 3870.

(ii) SFAS No. 153. SFAS No. 153, “Exchanges of Nonmonetary Assets,” was issued in December 2004 to amend APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” by eliminating the exception to fair value accounting for nonmonetary exchanges of similar productive assets and replacing it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if future cash flows are expected to change significantly as a result of the exchange. SFAS No. 153 applies to periods beginning after June 15, 2005 and is not expected to have a material effect on the Company’s consolidated financial statements.

57

16.	Recent accounting pronouncements cont’d:

U.S. GAAP cont’d:

(iii) FIN No. 47. The Company follows SFAS No. 143, “Accounting for Asset Retirement Obligations,” which is the equivalent of CICA Handbook Section 3110. In March 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations,” to clarify when sufficient information would be available to reasonably estimate the timing and cost of performing a conditional asset retirement obligation. FIN No. 47 applies to fiscal years ending after December 15, 2005 and has not had a material effect on the Company’s consolidated financial statements.

(iv) SFAS No. 154. SFAS No. 154, “Accounting Changes and Error Corrections,” was issued in June 2005 to replace SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and APB Opinion No. 20, “Accounting Changes.” SFAS No. 154 generally requires retrospective application for voluntary changes in accounting principles as well as changes required by accounting pronouncements. SFAS No. 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The Company adopted SFAS No. 154 on January 1, 2005 and it has not had a material effect on the Company’s consolidated financial statements.

(v) EITF No. 04-10. In June 2005, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 04- 10, “Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds.” The consensus is effective for fiscal years ending after September 15, 2005 and has not had a material effect on the Company’s presentation of its reportable operating segments.

(vi) EITF No. 05-2. In June 2005, the FASB ratified EITF Issue No. 05-2, “The Meaning of Conventional Convertible Debt Instrument.” The consensus is to be applied prospectively for new instruments entered into or modified in periods beginning after June 29, 2005 and has not had a material effect on the Company’s consolidated financial statements.

(vii) EITF No. 05-8. In September 2005, the FASB ratified EITF Issue No. 05-8, “Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature.” The consensus requires a portion of convertible debt proceeds reflecting the intrinsic value of the beneficial conversion feature to be allocated to equity and recognized as a discount on the debt. The debt discount is accreted from the issuance date to the scheduled maturity date. The consensus is to be applied retrospectively to instruments with a beneficial conversion feature for periods beginning after December 15, 2005 and is not expected to have a material effect on the Company’s consolidated financial statements.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 8A. Controls and Procedures.
Disclosure Controls

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Operating Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report (the “Evaluation Date”). Based upon that evaluation and as a result of observations made by Grant Thornton LLP as described below, the Chief Executive Officer and Chief Operating Officer and Chief Financial officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company (or its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s new independent auditors, Grant Thornton LLP, have advised management and the audit committee of our board of directors of matters that they considered to be material weaknesses in the Company’s internal controls. The weaknesses were comprised of: insufficient systems and controls in place to evaluate the Company’s internal control; insufficient segregation of duties; and inadequate preventive controls with too much reliance on detective and manual controls. The Company is in the process of taking steps to correct these weaknesses.

Other than as discussed above, during the quarter ended December 31, 2005, there were no other significant changes in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Notwithstanding the foregoing, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Company’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Company and its subsidiaries to disclose material information otherwise required to be set forth in the Company’s periodic reports.

Item 8B. Other Information.

None

Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Executive Officers and Directors

The following table sets forth certain information concerning the Company’s executive officers and directors as of March 17, 2006:

Name	Age	Position with the Company
Oliver “Buck” Revell	67	Chairman of the Board
Roy Davidson Trivett	58	President, Chief Executive Officer and Director
Al Kassam	43	Vice-President, Support Services and Director
Keith Kretschmer	71	Director
Michael C. Volker(1)	57	Director
Clyde Farnsworth(1)	65	Director
Norman Inkster (1)	67	Director
Colby James Smith	40	Vice President, Engineering
Daniel Kevin Vermeire	49	Vice President, Sales and Marketing
Michael Hilton	37	Senior Vice President, Product Management
Thomas James Healy	31	Vice President, Consulting Services
Wayne Smith	49	Chief Operating Officer and Chief Financial Officer

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

Roy Davidson Trivett was appointed as a director of the Company in March 2002. Mr. Trivett was appointed President and Chief Executive Officer of the Company in July 2003. Mr. Trivett has been the President of Trivett Holdings Ltd. since August 1994 and the President and a director of Silicon Slopes Capital Corp. since October 1998. Mr. Trivett holds Bachelor and Masters degrees in engineering from Carleton University in Canada.

Al Kassam was appointed Vice President, Sales in April 2004. He originally joined the Company as Vice President, Technology and Development, Chief Technology Officer and Director in November 2003, upon completion of the acquisition of Briyante Software Corp. Mr. Kassam was President and Chief Executive Officer of Briyante from October 2001 until November 2003 where he oversaw the development of the firm from a research and development organization to a developer and marketer of data-sharing products in the North American Justice market. Prior to October 2001, he was a co-founder and Managing Partner of Benchmark Technologies Inc. from April 1995 to October 2001, an IT consulting firm engaged in the development of custom software for business to business data exchange. Mr. Kassam has 18 years of information technology experience. Mr. Kassam holds a Bachelor of Science from Simon Fraser University and a Masters of Business Administration from the University of British Columbia.

He is a Microsoft Certified Professional, and has spoken worldwide on the topics of disparate database integration and system development.

Keith Kretschmer was appointed as a director of the Company in March 2004. Mr. Kretschmer retired following a 30-year career in financial services and investments in 2001. Prior to retirement, Mr. Kretschmer served as the Managing Director of Oppenheimer & Co. from 1993 to 1994 and with Oppenheimer Capital from 1994 to 2001. Oppenheimer Capital is a leading global value-equity investment firm with more than $20 billion in assets under management. Prior to his involvement at Oppenheimer, Mr. Kretschmer was a General Partner of Bear Stearns and Co. (Los Angeles) and Senior Managing Director of Bear Stearns and Co. Inc. (Boston). He also serves on the Board of Directors of Cogent Financial (dba Medicredit). Mr. Kretschmer served on the White House Advance Staff during the Ford and Nixon administrations and he has served as an officer and director with a number of charities. He is a graduate of Wentworth Military Academy, the University of Nebraska, and attended UCLA’s Graduate School of Management.

Michael C. Volker was appointed to the Board of Directors of the Company in November 2003. He also currently serves as the Director of the Industry Liaison Office of Simon Fraser University in Burnaby, British Columbia. From June 1996 to June 2001, he was Chairman of the Vancouver Enterprise Forum and continues as an active director managing the Vancouver Technology Angel Network. Mr. Volker has taught courses in engineering, economics, design and management (organizational behavior) at the University of Waterloo, University of Toronto, Simon Fraser University, and Kansas University. Mr. Volker obtained his Bachelor of Science and Masters of Science degrees from the University of Waterloo. Mr. Volker also served a maximum term as a Governor of the University of Waterloo (1987 - 1993).

Clyde Farnsworth became a director of the Company in March 2004. Mr. Farnsworth served as the Director of Reserve Bank Operations and Payment Systems for the Board of Governors of the United States Federal Reserve System prior to retirement in June 1999. As the Director, Mr. Farnsworth had responsibility for operations of the twelve Federal Reserve banks on behalf of the Federal Reserve Board. During his term, he represented the Board of Governors on the following Group of Ten Committees of the Bank for International Settlements; the Committee on Payment and Settlement Systems; the Group of Computer Experts; and the Security Experts. Mr. Farnsworth’s duties also included automation and communication planning, financial planning, financial control, and budgeting for the twelve Reserve Banks. Prior to joining the Federal Reserve Board in 1975, he served as an officer and economist at the Federal Reserve Bank of Richmond, VA, from August 1969 to August 1975. He was a professor of economics at Virginia Tech from 1967 to 1969, and was an Adjunct Professor at the University of Richmond and at Virginia Commonwealth University while working at the Richmond Federal Reserve Bank. Mr. Farnsworth holds a Bachelor of Arts degree in mathematics, a Master of Arts degree in finance, and a Ph.D. in economics.

Norman Inkster became a Director of the Company in June 2004. Prior to joining the Board at Visiphor, he was the Commissioner of the RCMP from 1987 to 1994, President of Interpol from 1992 to 1994, Special Adviser to the Auditor General of Canada, following the events of September 11, 2001, appointed Special Adviser on matters of security by the Government of Ontario, an Officer of the Order of Canada, Global Managing Partner of the forensic practice of a major international accounting firm, Member of the Canadian and International Associations of the Chiefs of Police, Honourary Chief of the Blackfoot Tribe and Honourary Member of the Bear Clan of the Cree Nation, Founder and President of the Inkster Group.

Colby James Smith originally joined the Company in April 1999 as a Senior Software Engineer and was a key engineer in the development of the Company’s face recognition technology and applications. Mr. Smith left the Company in May 2003 to work for Microsoft as a technical evangelist on many varied security and surveillance software projects. He is regarded as an expert on 64-bit technology and was the key speaker in a 15 city Microsoft worldwide seminar series on 64-bit migration. Mr. Smith rejoined the Visiphor team in August 2004 as a senior software engineer. Prior to joining Visiphor in April 1999, he developed software for several Physics research projects for the Institute of Ocean Sciences, the UBC TRIUMF particle accelerator and most recently the Centre for Water Research in Perth, Australia. Mr. Smith holds a Bachelor of Science degree in Computer Science from the University of Victoria.

Daniel Kevin Vermeire joined Visiphor in June 2005 as Vice President, Sales. He has more than 25 years of experience in software engineering, systems development, sales and marketing. During a highly successful tenure at Architel Systems Corporation from July, 1992 to September, 2000 and held the position of Senior

Vice President of Business Development, Marketing. He was an integral part of the Company’s growth in annual revenue from under $100K to over $70M, having closed more than C$34M of business in a single year. He also led Architel’s marketing growth-strategy until Nortel Networks eventually acquired the Company. Mr. Vermeire holds a BSc. Business degree from the University of Kansas. Working out of his hometown of Dallas, Mr. Vermeire is tasked with furthering Visiphor’s market development in the United States, Canada and around the world.

Michael James Hilton joined Visiphor in November 2005 as Executive Vice President, Product Management. Mr. Hilton was the President of Sunaptic Solutions Inc. from November 2002 to November 2005 and joined Visiphor as a result of the Company’s acquisition of Sunaptic. Mr. Hilton has previously held senior executive positions with BMS Communications Services from March 1999 to November 2001, Tel-Plus Systemsfrom March 1998 to March 199 and Revere Communications from November 1992 to March 1997. He has extensive experience in technology-based businesses including software development, enterprise information systems and business process consulting. Mr. Hilton holds a BSc. in Computer Science from Simon Fraser University.

Thomas James Healy joined Visiphor in November 2005. Mr. Healy was the Vice President of Sunaptic from November 2002 to November 2005 and joined Visiphor as a result of the Company’s acquisition of Sunaptic. Mr. Healy is an established entrepreneur as co-founder of Sunaptic Solutions and previously the co-founder of FormMedia from August 1996 to March 2001 which was acquired by Global e-Biz. Mr. Healy has an extensive consulting background in economics, enterprise application integration, workflow and B2B integration. He has also previously held management positions with Global e-Biz from March 2001 to November 2002 which was acquired by Sunaptic Solutions.

Wayne Smith has been with the Company since May 2002 and served as the Company’s Chief Financial Officer from September 2002 to July 2003. Mr. Smith was appointed Chief Operating Officer and Vice President, Finance on July 2003. Since 1997, Mr. Smith has also been a partner of TelePartners Consulting Inc., a consulting services Company that provides management and financial consulting services, primarily in the call center and help desk areas. From May 2002 to September 2002, Mr. Smith served as comptroller of International Portfolio Management. From October 2001 to May 2002, Mr. Smith was a risk management advisor of Peter Reimer & Associates; from 1997 to July 2001 Mr. Smith was an Audit Senior of Amisano Hanson Chartered Accountants. Mr. Smith holds a Chartered Accountants designation in Canada.

Board of Directors

Each Board member is elected annually and holds office until the next annual meeting of shareholders or until his or her successor has been elected or appointed, unless his or her office is earlier vacated in accordance with the Company’s Bylaws. Officers serve at the discretion of the Board and are appointed annually. None of the directors serve as directors of any other company with a class of securities registered pursuant to Section 12 of the Exchange Act. The Company is not aware of any involvement in legal proceedings by any of the Company’s directors or executive officers that would be material to an evaluation of the ability or integrity of any director or executive officer. None of the Company’s directors or executive officers has any family relationship with any other officer or director.

Audit Committee and Audit Committee Financial Expert

Visiphor has established an audit committee which was comprised of Clyde Farnsworth, Chairman, Norman Inkster and Mike Volker as of December 31, 2005. The Board has determined that Mr. Farnsworth, who is an “independent” director (as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act) meets all of the criteria required of an audit committee financial expert. The audit committee recommends independent accountants to audit its financial statements, discusses the scope and results of the audit with the independent accountants, reviews its interim and year-end operating results with its executive officers and independent accountants, considers the adequacy of the internal accounting controls, considers the audit procedures of the Company and reviews the non-audit services to be performed by the independent accountants.

Compensation Committee

Visiphor has a compensation committee which was comprised of Keith Kretschmer, Chairman and Norman Inkster at December 31, 2005.

Code of Ethics

Visiphor has adopted a Code of Ethics that applies to all the Company’s directors, officers and employees. A copy of the Code of Ethics may be viewed on the Company’s website at www.visiphor.com.

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

Item 10. Executive Compensation.
Compensation of Named Executive Officers

The following table sets forth compensation paid to the Company’s Chief Executive Officers and each of the Company’s executive officers that received compensation in excess of US$100,000 during the year ended December 31, 2005 (the “Named Executive Officers”).

Summary Compensation Table

Summary Compensation Table
		Annual Compensation			Long Term Compensation
					Awards		Payouts
						Securities
				Other Annual	Restricted	Under		All Other
		Salary	Bonus	Compensation	Stock	Options	LTIP	Compensation
Name and	Fiscal	($)	($)	($)(1)	Awards	(#)	Payouts	($)
Principal Position	Year				($)		($)
Roy Trivett	2005	200,000	50,000	N/A	N/A	0	N/A	N/A
President and	2004	172,496	N/A	N/A	N/A	674,444	N/A	N/A
Chief Executive	2003	84,767	N/A	N/A	N/A	N/A	N/A	N/A
Officer(2)
Wayne Smith	2005	175,000	40,000	N/A	N/A	0	N/A	N/A
Chief Operating	2004	132,040	30,000	N/A	N/A	358,888	N/A	N/A
Officer and Chief	2003	112,500	N/A	N/A	N/A	0	N/A	N/A
Financial Officer
Al Kassam	2005	166,000	N/A	N/A	N/A	0	N/A	N/A
Vice President,	2004	137,298	N/A	N/A	N/A	120,356	N/A	N/A
Sales(3)	2003	10,412	N/A	N/A	N/A	79,644	N/A	N/A
Colby James	2005	140,000	N/A	N/A	N/A	183,334	N/A	N/A
Smith	2004	125,000	N/A	N/A	N/A	66,666	N/A	N/A
Vice President,
Engineering(4)
Richard Allan	2005	118,042	24,712	N/A	N/A	250,000	N/A	N/A
Peterson
Vice President,
Capital Markets(5)

(1)	The amount of compensation in the form of perquisites or other personal benefits properly categorized in this column according to the disclosure rules adopted by the Securities and Exchange Commission did not exceed the lesser of US$50,000 or 10% of the total annual salary and bonus reported in each year for each of the Named Executive Officers, and therefore is not required to be reported.

(2)	Mr. Trivett Joined the Company as of July 15, 2003

(3)	Mr. Kassam joined the Company as of November 24, 2003

(4)	Mr. James Smith joined the Company as of August 9, 2004

(5)	Mr. Richard Allan Peterson joined the Company as of April 11, 2005, resigned as Vice President, Capital Markets effective February 28, 2006.

Options Granted during the Year Ended December 31, 2005

The following table sets forth the Company’s stock options grants to the Named Executive Officers during the year ended December 31, 2005:

Individual Grants
		% of Total
	Number of	Options
	Securities	Granted to	Exercise	Number of
	Underlying	Employees in	Price Per	Options	Expiration
Name	Options	Fiscal Year	Share	Vested (1)	Date
Roy Trivett	270,000	4.6%	$0.79	90,000	June 24, 2008
Wayne Smith	130,000	2.2%	$0.79	43,334	June 24, 2008
Al Kassam	180,000	6.8%	$0.79	60,000	June 24, 2008
Colby James	183,334	3.1%	$0.79	61,112	June 24, 2008
Smith
Richard Allan	100,000	4.24%	$0.39	33,334	April 11, 2008
Peterson	150,000		$0.79	50,000	June 24, 2008

(1)	All options are granted for a period of three years. One-third of the options vest on the date of grant, one-third on the first anniversary of the date of grant and one-third on the second anniversary of the date of grant.

Options Exercised during the Year Ended December 31, 2005

The following table sets forth for the Named Executive Officers the number of shares acquired upon exercise of stock options during the year ended December 31, 2005 and the number of shares issuable subject to exercised and unexercised stock options held as of December 31, 2005.

Aggregated Options Exercised During 2005 Fiscal Year and Financial Year-End Option Values
			Number of Securities		Value of Unexercised
			Underlying Unexercised		In-The-Money Options at
			Options at Fiscal Year-End		Fiscal Year End (1)
	Shares	Value
Name	Acquired	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
	on
	Exercise
Roy Trivett	--	--	756,669	243,331	N/A	N/A
Wayne	--	--	380,001	119,999	N/A	N/A
Smith
Al Kassam	--	--	200,000	150,000	N/A	N/A
Colby	--	--	121,113	128,887	1,067	N/A
James Smith
Richard	--	--	83,334	166,666	N/A	N/A
Allan
Peterson

(1)	The value of unexercised in-the-money options at December 31, 2005 is based upon a price of $0.35 per share, the closing price of the Company’s common shares at December 31, 2005 on the TSX Venture Exchange less the exercise price per share.

Employment Agreements

Visiphor has entered into a consulting agreement with Trivett Holdings Ltd., a Company controlled by Roy Trivett, the Company’s President and Chief Executive Officer. The contract consists of an annual fee of $200,000.

Visiphor has entered into a consulting agreement with TelePartners Consulting Inc., a Company controlled by Wayne Smith, the Company’s Chief Financial Officer and Chief Operating Officer. The contract consists of an annual fee of $175,000.

Visiphor has entered into a consulting agreement with AG Kassam and Associates, Inc., a Company controlled by Al Kassam, the Company’s Vice President, Professional Services. The contract consists of an annual fee of $166,000.

Visiphor has entered into an employment agreement with Colby James Smith., the Company’s Vice President, Engineering. Mr. Smith’s contract consists of an annual fee of $140,000.

Visiphor had entered into an employment agreement with Richard Allen Peterson., the Company’s Vice President, Capital Markets. Mr. Peterson’s contract consisted of an annual fee of $125,000. Mr. Peterson resigned as Vice President, Capital Markets effective February 28, 2006.

Compensation of Directors

During the most recently completed financial year ended December 31, 2005, there was cash compensation of $74,250 accrued by Visiphor to its directors. The Company compensates directors that do not receive compensation as consultants or employees on a fee per meeting attended basis. There were ten (10) meetings during 2005. The payment structure is $2,500 for personal attendance at full board of directors meetings, $1,500 for attendance by telephone and $1,000 for personal attendance at committee meetings and $750 for attendance by telephone to committee meetings. The Company reimburses directors for expenses incurred in connection with their services as directors. The Company may grant stock options to its directors of which the timing, number, and exercise price are established on a case-by-case basis.

The following table outlines the stock purchase options that have been granted to the Company’s directors during the fiscal year ended December 31, 2005:

Director	Number of Options	Exercise Price	Expiry Date	Vesting
				Provision
Al Kassam	180,000	$0.79	June 24, 2008	3 years
Clyde Farnsworth	30,000	$0.79	June 24, 2008	3 years
Norman Inkster	175,000	$0.79	June 24, 2008	3 years
Keith Kretschmer	30,000	$0.79	June 24, 2008	3 years
Michael Volker	30,000	$0.79	June 24,2008	3 years
Oliver Revell	30,000	$0.79	June 24, 2008	3 years
Roy Trivett	270,000	$0.79	June 24, 2008	3 years

Mr. Revell has a consulting agreement with Visiphor that provides for annual payments of USD$100,000. See also “Item 12 — Certain Relationships and Related Transactions”.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information concerning the number of the Company’s common shares owned beneficially as of March 17, 2006 by: (i) each Named Executive Officer of the Company; (ii) each director of the Company; (iii) each person known to the Company to beneficially own more than five percent (5%) of the Company’s common shares based upon statements filed with the Securities and Exchange

Commission pursuant to Sections 13(d) or (g) of the Exchange Act; and (iv) all of the Company’s directors and officers as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

		AMOUNT AND	PERCENT
TITLE OF	NAME AND ADDRESS OF BENEFICIAL	NATURE OF	OF
CLASS	OWNER	BENEFICIAL OWNER	CLASS(1)
Common	Roy Davidson Trivett	5,968,169(2)	13.11%
Shares	2683 Country Woods Drive
	Surrey, BC V3S 0E6
	Canada
Common	Oliver “Buck” Revell	896,004(3)	2.1%
Shares	36 Victoria Drive, Suite A
	Rowlett, TX 75088-6062
	USA
Common	Clyde Farnsworth	792,501(4)	1.8%
Shares	2256 Mariners Way SE
	Southport, NC 28461
	USA
Common	Keith Kretschmer	1,643,333(5)	3.8%
Shares	294 Sunshine Avenue
	Sequim, Washington 98382-9681
	USA
Common	Al Kassam	645,821(6)	1.5%
Shares	5518 – 129th Street
	Surrey, BC V3X 3G4
	Canada
Common	Norman Inkster	58,334(7)	*
Shares	506 Hancock Way
	Mississauga, Ontario L5H 4L5
Common	Michael C. Volker	235,833(8)	*
Shares	7165 Cliff Rd
	West Vancouver, BC V7W 2L3
	Canada
Common	Wayne Smith	455,001(9)	1.0%
Shares	11C-1015 Ironwork Passage
	Vancouver, BC V6H 3R4
Common	Colby James Smith	144,447(10)	*
Shares	2667 Dunlevy Street
	Victoria, BC V8R 5Z3
Common	Richard Allen Peterson	543,016(11)	1.3%
Shares	1946 W. King Edward Avenue
	Vancouver, BC V6J 2W6
Common	Fidelity Canadian Growth Fund	3,677,500(12)	8.4%
Shares	483 Bay Street, Suite 200
	Toronto, Ontario M5G 2N7
Common	All directors and officers as a group (11 persons)	11,382,459 (13)	23.9%
Shares

____________________

* Indicates less than one (1) percent

(1)	Based on an aggregate 43,075,588 common shares issued and outstanding as of March 17, 2006.

(2)	Includes (a) 756,669 common shares issuable pursuant to stock options under the Company’s stock option plan exercisable within 60 days of March 17, 2006, (b) 900,000 common shares issuable upon the exercise of warrants exercisable within 60 days of March 17, 2006, and (c) 807,000 common shares issuable upon exercise of warrants exercisable within sixty days of March 17, 2006 held by Trivett Holdings, a corporation in which Mr. Trivett is the sole shareholder, officer and director.

(3)	Includes (a) 205,556 common shares issuable pursuant to stock options under the Company’s stock option plan exercisable within 60 days of March 17, 2006, and (b) 450,000 common shares held by Revell Group International, a corporation in which Mr. Revell is the officer and director.

(4)	Includes (a) 123,333 common shares issuable pursuant to stock options under the Company’s stock option plan exercisable within 60 days of March 17, 2006, and (b) 233,334 common shares issuable upon the exercise of warrants exercisable within 60 days of March 17, 2006.

(5)	Includes (a) 123,333 common shares issuable pursuant to stock options under the Company’s stock option plan exercisable within 60 days of March 17, 2006, and (b) 337,500 common shares issuable upon the exercise of warrants exercisable within 60 days of March 17, 2006.

(6)	Includes (a) 200,000 common shares issuable pursuant to stock options under the Company’s stock option plan exercisable within 60 days of March 17, 2006, (b) 23,437 common shares issuable upon the exercise of warrants exercisable within 60 days of March 17, 2006, and (c) 93,333 common shares held by the Kassam Trust, a trust in which Mr. Kassam the trustee.

(7)	Includes 58,334 common shares issuable pursuant to stock options under the Company’s stock option plan exercisable within 60 days of March 17, 2006.

(8)	Includes (a) 123,333 common shares issuable pursuant to stock options under the Company’s stock option plan exercisable within 60 days of March 17, 2006, and (b) 37,500 common shares issuable upon the exercise of warrants exercisable within 60 days of March 17, 2006.

(9)	Includes (a) 380,001 common shares issuable pursuant to stock options under the Company’s stock option plan exercisable within 60 days of March 17, 2006, and (b) 75,000 common shares held by TelePartners Consulting, a corporation in which Mr. Smith is controlling shareholder.

(10)	Includes 121,113 common shares issuable pursuant to stock options under the Company’s stock option plan exercisable within 60 days of March 17, 2006.

(11)	Includes 116,666 common shares issuable pursuant to stock options under the Company’s stock option plan exercisable within 60 days of March 17, 2006 and (b) 8,350 commons shares held by Peterson Trust, a trust in which Richard Allen Peterson is the trustee.

(12)	Includes 750,000 common shares issuable upon the exercise of warrants exercisable within 60 days of March 17, 2006.

(13)	Includes (a) 2,208,338 common shares issuable pursuant to stock options under the Company’s stock option plan exercisable within 60 days of March 17, 2006, and (b) 2,338,771 common shares issuable pursuant to warrants exercisable within 60 days of March 17, 2006.

The Company is not aware of any arrangement that might result in a change in control in the future.

Equity Compensation Plan Information as of December 31, 2005

Number of securities
	Number of securities to be	Weighted average exercise	remaining available for
	issued upon exercise of	price of outstanding	future issuance under
	outstanding options,	options, warrants, and	equity compensation
Plan Category	warrants, and rights	rights	plans
Equity compensation plan approved by security holders
	5,415,500	$0.62	670,259

Equity compensation plans not approved by security holders
	N/A	N/A	N/A

	5,415,500	$0.62	670,259

Item 12. Certain Relationships and Related Transactions.

(a)	The Company entered into the following commitments with OSI, a Company formerly related to the Company by virtue of having a director in common:

	i.	Product Development and Marketing Agreement. Under this agreement, the Company formed a strategic alliance with OSI to develop mutually agreed integrated airport and transportation security products The Company agreed to commit a minimum of US$250,000 to develop these products and operate this group.

	ii.	Software Developer Services Agreement. Under this agreement, the Company agreed to engage the services of software engineers and equipment in OSI’s software development facility in Hyderabad, India. The Company agreed to pay to OSI a minimum of US$250,000 during the term of the agreement, which expires on June 30, 2003, provided that if the aggregate amount paid to OSI on such date was less than US$250,000, the agreement can be extended for six months.

	iii.	Joint Venture Letter of Intent. Under this letter of intent, upon OSI’s establishment of a Brazilian entity to oversee marketing, sales, service and assembly and marketing of OSI’s products, in Brazil and the establishment of an office in Brazil, Visiphor would invest US$250,000 for a 20% equity ownership in that entity.

On March 20, 2003 the above agreements were amended as follows:

i.	the strategic alliance agreement to develop and market integrated airport and security products with OSI was extended to July 8, 2004. The expenditure commitment was reduced to a minimum of US$125,000 on product development and the operation of an Airport Security Group to market the products. As at December 31, 2004, the Company incurred US$48,350 in expenditures on product development.

ii.	the agreement to engage OSI to provide software development services was extended to December 31, 2004. The expenditure commitment has been reduced to a minimum of US$125,000, based on hourly rates charged at 85% of fair market value.

iii.	The Company agreed to pay OSI a management fee of US$250,000 on or before March 20, 2004

On January 27, 2005 the Company received a Notice of Demand from OSI Systems PVT Ltd (“OSI”) for USD$500,000 alleging that the Company was in default under the terms of various agreements. On August 16, 2005 the parties settled this claim. Under the terms of the settlement the Company agreed to pay OSI USD$400,000. The Company made payments of USD$100,000 on September 1, 2005, USD$125,000 on November 15, 2005 and a final payment of USD$175,000 on December 31, 2005.

(b)	The Company has employment and consulting agreements with certain related parties. See “Item 10 – Executive Compensation – Employment Agreements and “Item 10 – Executive Compensation – Compensation of Directors”.

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

Item 13. Exhibits

The following exhibits are filed (or incorporated by reference herein) as part of this Form 10-KSB:

Exhibit Number	Description

2.1(7)	Share Purchase Agreement dated October 5, 2005, among Michael James Hilton, Thomas James Healy, Ronald E. Matthews, Jason Fyfe, Paul McHendry, Simon Chester, Adam Bowron, Sunaptic Solutions Inc. and Visiphor

3.1	(5) Articles of Continuance

3.2	(5) Bylaw No.1

4.1	(1) Shareholder Agreement dated February 23, 1999 among the original shareholders and the Former Visiphor Shareholders

10.1	(2) Revolving Line of Credit dated February 21, 2003 between Visiphor and Altaf Nazerali

10.2	(2) Amended and Restated Loan Agreement: Revolving Line of Credit dated April 15, 2003 between Visiphor and Altaf Nazerali

10.3	(2) General Security Agreement dated April 15, 2003 between Visiphor and Altaf Nazerali

10.4	(2) Grid Promissory Note dated February 21, 2003 between Visiphor and Altaf Nazerali

10.5	(2) Grid Promissory Note Amended and Restated dated April 15, 2003 between Visiphor and Altaf Nazerali

10.6	(2) Source Code License Agreement dated April 15, 2003 between Visiphor and Altaf Nazerali

10.7	(2) Source Code Escrow Agreement dated April 15, 2003 between Visiphor and Altaf Nazerali

10.8	(3) Debenture Agreement between Visiphor and 414826 B.C. Ltd dated May 30, 2003

10.9	(4) Consulting Agreement dated July 15, 2003 between Visiphor and Roy Trivett

10.10	(6) Visiphor Corporation Stock Option Plan

10.11	(8) Sublease agreement between Shaw Cablesystems Limited and Visiphor dated August 1, 2005

10.12	(8) Release of Claims Agreement between OSI Systems, Inc. and Visiphor dated August 16, 2005

10.13	(9) Placement Agent Agreement, effective as of November 7, 2005, between Visiphor and Certain Agents

10.14	Lease agreement between Bremmvic Holdings Limited and Visiphor dated September 14, 2005

10.15	Sublease agreement between International Vision Direct and Visiphor dated November 1, 2004

10.16	Consulting Agreement with Trivett Holdings and Visiphor dated January 1, 2005

10.17	Consulting Agreement with TelePartners and Visiphor dated January 1, 2005

10.18	Consulting Agreement with AG Kassam and Visiphor dated January 1, 2005

10.19	Employment Agreement with Colby James Smith and Visiphor dated January 1, 2005

10.20	Consulting Agreement with Oliver “Buck” Revell and Visiphor dated January 11, 2002

21.1	List of Subsidiaries

23.1	Consent of KPMG LLP

23.2	Consent of Grant Thornton LLP

24.1	Powers of Attorney (included on signature page)

31.1	Section 302 Certification

31.2	Section 302 Certification

32.1	Section 906 Certification

32.2	Section 906 Certification

99.1	Form 51-901F as required by the British Columbia Securities Commission

_______________________

*	Indicates a management contract or compensatory plan or arrangement

	(1)	Previously filed as part of Visiphor’s Registration Statement on Form 10-SB filed on June 8, 1999 (File No. 000-30090).

	(2)	Previously filed as part of Visiphor’s Quarterly Report on Form 10-QSB for the period ended March 31, 2003.

	(3)	Previously filed as part of Visiphor’s Quarterly Report on Form 10-QSB for the period ended June 30, 2003.

(4)	Previously filed as part of Visiphor’s Quarterly Report on Form 10-QSB for the period ended September 30, 2003.

(5)	Previously filed as part of Visiphor’s Current Report on Form 8-K filed on July 18, 2005.

(6)	Previously filed as part of Visiphor’s Current Report on Form 8-K filed on June 23, 2005.

(7)	Previously filed as part of Visiphor's Current Report on Form 8-K filed on October 5, 2005.

(8)	Previously filed as part of Visiphor's Quarterly Report on Form 10-QSB for the period ended September 30, 2005.

(9)	Previously filed as part of Visiphor's Current Report on Form 8-K filed on November 30, 2005.

Item 14. Principal Accountant Fees and Services.

Audit Fees

On October 12, 2005, Visiphor appointed Grant Thornton LLP as the Company’s auditors following the resignation of KPMG LLP. Fees billed by KPMG LLP, for professional services totaled $49,683 for the year ended December 31, 2005 and $54,500 for the year ended December 31, 2004, including fees associated with the annual audit and reviews of quarterly reports on Form 10-QSB. Fees billed by Grant Thornton LLP, for professional services totaled $24,500 for the year ended December 31, 2005 and $nil for the year ended December 31, 2004, including fees associated with the annual audit and review of the Company’s September 30, 2005 quarterly report on Form 10-QSB.

Audit-Related Fees

Fees for audit-related services totaled $nil for the year ended December 31, 2005. Audit-related fees incurred for the year ended December 31, 2004 were $nil.

Tax Fees

Fees for tax services, including fees for review of the Company’s consolidated federal income tax return, billed by KPMG LLP totaled $nil for the year ended December 31, 2005 and $2,700 for the year ended December 31, 2004.

All other Fees

No fees were billed by KPMG LLP or Grant Thornton LLP, for professional services rendered during the fiscal years ended December 31, 2005 and December 31, 2004 other than those specified above.

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

There were no fees in 2005 that were not pre-approved by the Audit Committee. All services described above under the captions "Audit Fees", Audit Related Fees" and "Tax Fees" were approved by the Audit Committee pursuant to SEC Regulation S-X, Rule 2-01(c)(7)(i).

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Vancouver, Province of British Columbia, on March 17, 2006.

VISIPHOR CORPORATION

/s/ Roy Trivett
_______________________________
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

Signature	Title	Date
/s/ Oliver Revell
	Chairman and Director	March 17, 2006
Oliver Revell
/s/ Roy Trivett
	President, Chief Executive Officer and Director	March 17, 2006
Roy Trivett	(Principal Executive Officer )
/s/ Wayne Smith
	Chief Operating Officer and Chief Financial	March 17, 2006
Wayne Smith	Officer (Principal Financial and Accounting Officer)
/s/ Clyde Farnsworth
	Director	March 17, 2006
Clyde Farnsworth
/s/ Al Kassam
	Director	March 17, 2006
Al Kassam
/s/ Norman Inkster
	Director	March 17, 2006
Norman Inkster
/s/ Keith Kretschmer
	Director	March 17, 2006
Keith Kretschmer
/s/ Michael Volker
	Director	March 17, 2006
Michael Volker

EXHIBIT 10.14

THIS LEASE made the 14th day of September, 2004.

BETWEEN:

BREMMVIC HOLDINGS LIMITED
(Incorporation No. 229052)
Box 1022
Salmon Arm, BC V1E 4P2

(the "Landlord")

AND:

IMAGIS TECHNOLIGIES INC
(Incorporation No. 561648)
1630 1075 West Georgia St.
Vancouver, BC V6E 3C9

(the "Tenant")

W H E R E A S:

A. The Landlord is the owner of a three-storey commercial building at 506 Fort Street, Victoria, BC, (the "Building") situate on land (the "Land") legally described as:

Parcel Identifier 001-375-547
Lot 1, Section 18, Victoria District, Plan 29564

B. The Tenant wishes to lease from the Landlord the third floor of the Building comprising approximately 3,412 feet of rentable area (the "Premises"), floor plan attached, on the terms and conditions contained herein.

THEREFORE in consideration of the mutual covenants contained herein, the parties agree as follows:

1. LEASE

1.1 Term. The Landlord hereby leases the Premises to the Tenant for a term of 24 months commencing on the first day of October, 2004 (the "Commencement Date") and ending on the 30th day of September, 2006.

2. RENT

2.1 Minimum Rent. The Tenant will pay to the Landlord at 506 Fort Street, Victoria, BC, or at such other address as the Landlord may designate in writing, a fixed rent for the term in the sum of $68,240.00 (the "Minimum Rent").

2.2 Payment of Minimum Rent. The Tenant will pay to the Landlord the Minimum Rent, without deduction or right of offset, in advance in equal monthly instalments of $2,843.33 each commencing on the 1st day of November, 2004, and continuing to be paid in advance on the 1st day of each and every month thereafter excluding the 1st of September 2006, during the term of this lease. The provisions of the Offer to Lease, are acknowledged wherein the amount of $10,861.25 were tendered as a deposit to be credited for the First and Last Months Total Rent and held without Interest due thereon.

2.3 Additional Rent. In addition, the Tenant will pay to the Landlord in each and every year during the term of the lease, as additional rent (the "Additional Rent") the Tenant's Proportionate Share, as hereinafter defined, of all costs, expenses and allowances, subject to paragraph 2.4, relating to the ownership, operation and maintenance of the Land and Building incurred by the Landlord (the "Common Costs"), including, but not limited to:

(a) all costs of real property taxes levied against the Land and Building and all costs, including legal and other professional fees, of contesting the real property taxes and negotiating the same with public authorities;

(b) all costs of premiums for any and all insurance which the Landlord is required to maintain pursuant to paragraph 5.2(b) herein or which it reasonably maintains in respect of the Land and Building;

(c) all costs of utilities and municipal services supplied to the Land and Building except as separately metered or billed for the account of an individual tenant of the Building;

(d) all costs of cleaning and maintaining areas in the Building designated by the Landlord for the common use of tenants, including the costs of janitorial services, elevator maintenance and garbage removal;

(e) all costs of repairs to and maintenance of the building and fixtures and equipment therein, including replacements, additions and modifications reasonably made to maintain the Building, fixtures and equipment in good and substantial repair (provided that such replacements, additions or modifications do not constitute an expense of a capital nature in accordance with generally accepted accounting principles), and including the costs of painting or decorating the exterior of the building and interior common areas;

(f) a reasonable fee charged or incurred by the Landlord, not to exceed 7% of the gross annual rentals derived from the Building, to cover the Landlord's costs of management, bookkeeping, supervision and administration in respect of the Land and Building.

2.4 Exclusions. Notwithstanding anything to the contrary contained in paragraph 2.3, there shall be excluded from Common Costs the following:

(a) payments of principal and interest under any mortgage on the Land and Building;

(b) the Landlord's income tax payable on the revenue received from the Land and Building;

(c) such of the Common Costs as are recovered from insurance proceeds;

(d) costs as reasonably determined by the Landlord of acquiring tenants for the Building;

(e) the costs of such repairs, replacements, additions or modifications to the Building or fixtures and equipment therein as ordinarily would constitute an expense of a capital nature in accordance with generally accepted accounting principles.

2.5 Tenant's Proportionate Share. For the purposes of paragraph 2.3 of this Lease, the Tenant's "Proportionate Share" means 36.4 %; provided however that whenever in the Landlord's reasonable opinion any item of the Common Costs relates solely or disproportionately to the Tenant's use or occupation of the Premises, the Landlord may allocate the cost of such item, or such disproportionate share thereof, solely to the Tenant.

2.6 Payment of Additional Rent. The Landlord may at any time estimate the amount of the Common Costs referred to in paragraph 2.3 herein for the calendar year, and the Tenant's share of that amount payable as Additional Rent, and in such event the Tenant will pay on demand to the Landlord such Additional Rent in equal monthly instalments in advance on the first day of each month during the term. The Landlord will, upon the Tenant's request, make available to the Tenant the information upon which the demand or estimate of Additional Rent was made and there will be an adjustment made for the amount paid hereunder on account of Additional Rent within 120 days after the end of each calendar year. If this lease is in effect for only part of a year, the Tenant's Proportionate Share of the Common Costs will be pro-rated according to the number of days in that calendar year that this lease is in effect.

2.7 Goods and Services Tax. The Tenant will pay to the Landlord with each instalment of Minimum and/or Additional Rent an amount equal to any and all Goods and Services Tax

("GST") payable in respect of that Minimum or Additional Rent; provided that despite any other provision contained in this lease, the amount payable by the Tenant under this paragraph shall be deemed not to be rent, but the Landlord will have all of the same remedies for and rights of recovery of such amount payable in respect of GST as it has for recovery of rent under this lease.

2.8 Post-dated Cheques. The Tenant agrees to deliver to the Landlord, if so requested, upon the execution of this Lease, and thereafter upon request, such number of post-dated cheques as the Landlord may reasonably request to cover monthly instalments of Minimum Rent, the Landlord's estimate of Additional Rent and the GST payable thereon.

2.9 Net Lease. This lease shall be a net lease and the rental provided to be paid to the Landlord hereunder shall be net to the Landlord and shall yield to the Landlord the entire Minimum Rent during the full term of this lease without any abatement for any cause whatsoever and all costs, expenses and obligations of every nature and kind whatsoever relating to the Land and Building (except only for those costs, expenses and obligations referred to in paragraph 2.4), whether or not herein referred to and whether or not of a kind now existing or within the contemplation of the parties, shall be included within the Common Costs referred to in paragraph 2.3 and the Tenant agrees to pay its Proportionate Share of such amounts as Additional Rent.

3. TENANT'S BUSINESS

3.1 Use of Premises. The Tenant will use the Premises for general office only and no other use without the express written consent of the Landlord first had and obtained, such consent not to be unreasonably withheld. The tenant will exercise due diligence related to security of the building in off hours. At no time will pets or bicycles be allowed in the building or the leased premises.

3.2 Management. The Tenant will at all times manage and operate its business in a clean, efficient, reputable and businesslike manner. If the control or ownership of the Tenant's business is changed at any time during the term, without the written consent of the Landlord, such consent not to be unreasonably withheld, the Landlord may, upon giving to the Tenant 60 days' written notice of its intention to do so, cancel and terminate this lease at the expiration of the 60 day period.

3.3 No Nuisance. The Tenant will not do or permit to be done upon the Premises anything which might be deemed a nuisance, annoyance or inconvenience to the Landlord, the other tenants for the time being of the Building, or the owners and occupiers of the neighbouring properties; nor will the Tenant do or permit to be done on the Premises anything as the result of which the policies of insurance on the Building or on the Premises may be rendered void or voidable or the premiums increased.

4. TENANT'S COVENANTS

4.1 Assignment or Subletting. The Tenant will not assign this lease nor sublet the Premises or any part of the Premises without the consent in writing of the Landlord, such consent not to be unreasonably withheld. The Tenant agrees that any consent to an assignment or subletting of the lease or the Premises will not thereby release the Tenant of its obligations hereunder.

4.2 To Repair. The Tenant will keep the Premises, including fixtures, telephones and appliances in good and substantial repair. The Landlord may at any reasonable time, during the term enter the Premises to examine their condition and the Tenant will well and sufficiently repair any defect found by the Landlord within 30 days of a notice so to do. The Tenant's obligation under this paragraph includes the duty to maintain the interior decoration of the Premises in a reasonable state.

4.3 Alterations. The Tenant will not make any alterations in the structure, plan or partitioning of the Premises nor install any plumbing, piping, wiring, heating or cooling apparatus without the written consent of the Landlord, such consent not to be unreasonably withheld; provided that the Tenant will indemnify and save harmless the Landlord from all claims for liens, wages or materials or for damage to persons or property caused during the making of or in connection with any repairs, alterations, installations and additions made or caused to be made by the Tenant; provided further that if any builders' or other liens are filed against the Landlord's title to the lands in respect of any repairs, alterations, installations or additions made by or on behalf of the Tenant, the Tenant within five days after notice of the filing thereof will cause the same to be discharged from the Landlord's title.

4.4 Compliance with Statutes. In its use and occupation of the Premises, the Tenant will observe, abide by and comply with all statutes, regulations, bylaws and rules of any federal, provincial, regional or municipal authority, or of any insurance company which has fire or other insurance in respect of the Premises which in any way affect the Premises or their use and occupation.

4.5 Costs or Charges. The Tenant will pay all costs of utilities or services supplied and metered separately to the Premises punctually as soon as the payments therefor are due and will likewise pay as soon as are due all license fees, assessments and other charges not otherwise specifically mentioned which are required to be paid by the Landlord or the Tenant to any governmental authority for or in respect of the business conducted on the Premises by the Tenant.

4.6 Insurance. The Tenant will, throughout the term of this lease at its own cost, provide and keep in force such insurance, including comprehensive general liability, plate glass, contents/tenant's improvements, business interruption and tenant's legal liability coverage, for such risks, in such amounts and upon such terms as the Landlord may reasonably require.

4.7 Limitation of Landlord's Liability. The Tenant agrees that the Landlord will not be liable for any bodily injury or death of, or loss or damage to any property belonging to, the Tenant or its employees, invitees or licensees or any other person in, on or about the Land or Building unless resulting from the actual wilful misconduct or negligence of the Landlord or its employees, agents or contractors. In no event will the Landlord be liable for any consequential damage which is caused by water, rain or snow or other thing which may leak into, issue or flow from any part of the Land or Building or from the pipes or plumbing works, including any sprinkler system therein or from any other place or for any damage caused by or attributable to the condition or arrangement of any electric or other wiring or of sprinkler heads.

4.8 Indemnification by Tenant. The Tenant covenants with the Landlord to indemnify and save the Landlord harmless from any and all damages, costs, expenses and losses which the Landlord may suffer or be put to as a result of the breach or non-performance of any of the provisions of this lease by the Tenant.

4.9 Use and Occupancy Prior to Term. If the Tenant for any reason uses or occupies the Premises in any way prior to the commencement of the term without there being an existing lease between the Landlord and Tenant under which the Tenant has occupied the Premises, then during such prior use or occupancy, the Tenant will be a tenant of the Landlord and shall be subject to all of the covenants and agreements in this Lease except as to Rent.

4.10 Landlord's Access for Reletting. At any time within 120 days prior to the expiration of the term of this lease, the Tenant will permit the Landlord to enter upon the Premises at all reasonable hours for the purpose of offering the same for rent and exhibiting the same to any prospective tenant, and the Tenant will further permit the Landlord to put up a "for lease" sign on the Premises in a conspicuous position. In consideration of the fact that a prospective tenant may be a competitor of the Tenant, the Landlord will advise the Tenant in advance of the exhibition of the Premises to the prospective tenant, and the Tenant shall determine whether such entry as contemplated shall be in the presence of a duly authorized representative of the Tenant.

4.11 Surrender of Possession on Termination. The Tenant will, at the expiration or sooner determination of the term, peaceably surrender and yield up to the Landlord possession of the demised Premises together with all fixtures or erections which at any time during the said term have been made therein or thereon, in good and substantial repair and condition, and deliver to the Landlord all keys to the Premises which the Tenant has in its possession.

5. LANDLORD'S COVENANTS

5.1 Quiet Enjoyment. The Landlord agrees that so long as the Tenant pays the rent and performs and observes the Tenant's covenants contained in this lease, the Tenant may peaceably possess and enjoy the Premises throughout the term without any interruption or disturbance from the Landlord.

5.2 Building Maintenance and Services. Subject to the Tenant's obligation to contribute to the Common Costs by the payment of Additional Rent as set out in paragraph 2.3 herein, the Landlord will:

(a) keep in a reasonable state of repair, maintenance and decoration, consistent with the standards of similar buildings in the community, reasonable wear and tear excepted, the structure, exterior and common areas of the Building including the heating, ventilation, electrical and plumbing systems and the elevator;

(b) insure and keep insured during the term for its full replacement value the Building for such risks and in such amounts as the Landlord considers in its sole discretion appropriate;

(c) pay the property taxes assessed against the Land and Building.

5.3 Access. The Landlord will permit the Tenant, its agents, employees and customers to have the use at all reasonable times in common with others of the main entrances, stairways, corridors and elevator in the Building, together with any other area the Landlord may designate as a common area.

6. MUTUAL COVENANTS

6.1 Landlord's Expenses. If the Landlord suffers any expense or is obligated to make any payment for which the Tenant is liable hereunder or by reason of any failure of the Tenant to observe and comply with any of the covenants of the Tenant herein, then the Landlord will have the right to add the expense or payment to the rent and the amount will thereupon immediately be due and payable as rent and recoverable in the manner provided by law for the recovery of rent in arrears.

6.2 Inspection of Premises. The Tenant has examined the Premises before taking possession hereunder and has accepted the Premises and found them to be in good order and satisfactory condition for the purposes intended in this lease. The Tenant agrees that there is no promise, representation or undertaking binding upon the Landlord with respect to any alterations, remodeling or decorating of, or installation of equipment or fixtures in, the Premises except as may be expressly set forth in this lease, or the Offer to Lease with Schedule "A" dated 03 September (attached).

6.3 Signs. The Tenant will not affix or place any sign, advertisement or other indication of the Tenant's occupation of the Premises on any portion of the exterior of the Building, including windows, or on any portion of the Premises visible from the common areas of the Building, without first obtaining the consent in writing of the Landlord. The Tenant, upon the request of the Landlord, will immediately remove any sign, advertisement or other display which the Tenant has placed or permitted to be placed on or about the Premises without the consent of the Landlord and if the Tenant fails to do so, the Landlord may remove the same at the expense of the Tenant.

6.4 Fixtures. At the expiration of the term, the ownership of all structures and improvements erected or placed upon the Premises and all fixtures in or about the Premises will vest in the Landlord and no compensation will be payable to the Tenant by the Landlord for the same; provided nevertheless that trade fixtures placed in the Premises may be removed by the Tenant during the term hereby created upon the condition that the Tenant give to the Landlord ten days' advance notice specifying the fixtures to be removed; and provided further that the Tenant will make good any and all damages to the Premises caused by such removal.

6.5 Damage to Premises. If and whenever the Premises are damaged by fire or other cause to such an extent that in the opinion of the Landlord the Premises are not capable with due diligence and at a reasonable cost of being repaired, restored or rebuilt within a period of four months after the occurrence of such damage, then either the Landlord or the Tenant may terminate this lease upon 30 days' notice to the other given within 45 days of the date of such occurrence and the Tenant will thereupon immediately surrender the Premises and this lease to the Landlord and rent will be apportioned to the date of such damage.

6.6 Overholding. If the Tenant does hold over after the expiration of the term hereby granted and the Landlord accepts rent, the new tenancy thereby created will be a tenancy from month to month and not a tenancy from year to year, and will be subject to the same terms and conditions as herein contained as may be applicable to a tenancy from month to month, except that the monthly Minimum Rent payable will be an amount equal to 110% of the monthly instalment of Minimum Rent payable during the last month of the term of this lease.

6.7 Registration. The Tenant will not register this lease in the Land Title Office so that the terms and conditions hereof may remain confidential. If the Tenant wishes to make a registration for the purpose only of giving notice of this lease, then the Landlord will execute a short form of lease setting forth only that for good and valuable consideration the Landlord has

7. LANDLORD'S REMEDIES

7.1 Tenant's Insolvency. If the Tenant becomes bankrupt or insolvent or makes any assignment for the benefit of her creditors or suffers any distress or execution to be levied upon any of her goods, or should any creditor of the Tenant cause a Receiver to be appointed of the Tenant's business, then in any such case, at the option of the Landlord and upon notice to the Tenant, the then current month's gross rents and a further three months' gross rents will become immediately due and payable and it will be lawful for the Landlord or any person or persons authorized by the Landlord forthwith to re-enter upon the Premises and thereupon this lease will absolutely determine but without prejudice to any right of action of the Landlord in respect of any antecedent breach of the Tenant's covenants herein.

7.2 Tenant's Default. If at any time:

(a) the Tenant fails to pay any rent when due and the said rent remains unpaid for ten days after becoming payable; or

(b) the Tenant fails to perform or observe any other covenant or term of this lease and such default shall continue for five days after notice thereof has been given by the Landlord to the Tenant; or

(c) the Premises are vacated by the Tenant or are occupied by any person or persons other than the Tenant without the consent of the Landlord then in any such case:

(d) the Landlord may insist upon performance of the Tenant's obligations under this lease and may sue for rent as it accrues due on the footing that the lease remains in force; provided however that in such case the Landlord shall not be obligated to take any action to mitigate its loss of rent suffered as the result of the Tenant's failure to pay; or

(e) alternatively, the Landlord may elect to terminate this lease and retake possession of the Premises with notice to the Tenant that damages will be claimed on the footing of a present recovery of damages for losing the benefit of the lease over its unexpired term;

(f) further alternatively, the Landlord will have the right but not the duty to re-enter the Premises as agent for the Tenant and relet the Premises, in which case any rent from such reletting will be applied on account of the rent due under this lease and the Tenant will remain liable to the Landlord for any deficiency.

7.3 Common Law Remedies. Nothing in this lease is to be interpreted to restrict the remedies at common law from time to time available to a Landlord against a defaulting tenant and further, without limiting the generality of the foregoing, all the goods and chattels of the Tenant upon the Premises will be liable to distress and sale in the usual manner for any default of rent.

7.4 No Waiver. No waiver of or neglect to enforce the right to forfeiture of this lease, or to re-entry upon breach of any of the covenants, conditions or agreements herein contained, or of any other right herein on the part of the Landlord, will be deemed to be a waiver of such right upon any subsequent breach of a covenant, condition or agreement herein contained.

7.5 Interest on Arrears. In the event the Tenant fails to pay any Minimum Rent or Additional Rent or amounts or charges payable under the terms of this lease by the Tenant to the Landlord when the same are due and payable, such unpaid monies will bear interest from the due date until payment at the rate of 24% per annum but nothing herein contained will be deemed to suspend or delay the payment of any sum at the time the same becomes due and payable hereunder or limit any other remedy of the Landlord.

7.6 Solicitor's Fees. If it becomes necessary for the Landlord to employ a solicitor to commence an action to collect rent or to compel performance of any of the terms, conditions, covenants or provisos contained herein, the Landlord will be entitled to collect from the Tenant, subject to an order to the contrary of a court of competent jurisdiction, all reasonable solicitor's fees incurred and paid by the Landlord as if they were rent in arrears under this lease.

8. OPTION TO RENEW

8.1 Option to Renew. If the Tenant duly and regularly pays the rent and performs all of the provisions and agreements contained herein on the part of the Tenant to be performed, the Landlord will, at the expiration of the term hereof, upon the written request of the Tenant delivered to the Landlord no later than two (2) months prior to the expiration of the term hereof, grant to the Tenant a renewal and extension of this lease for a further period of two years (the "Renewal Term") upon the same terms and conditions as contained herein except as to Minimum Rent.

8.2 Minimum Rent During Renewal Term. The Minimum Rent during the Renewal Term will be that which is mutually agreed upon between the Landlord and the Tenant as being the then current market rental for premises having a similar location, nature and use or, failing such agreement, will be that which is determined as such current market rental by arbitration pursuant to the Commercial Arbitration Act of the Province of British Columbia; but in no event shall the Minimum Rent for any renewal term be less than the Minimum Rent payable during the immediately preceding 12 months term of this Lease.

9. MISCELLANEOUS PROVISIONS

9.1 Time. Time is of the essence of this lease and of every term and provision hereof and no waiver by the Landlord of any breach by the Tenant will be deemed a waiver of or in any way affect or prejudice the rights and remedies of the Landlord in respect of any future or other breach of the covenants or obligations on the part of the Tenant herein.

9.2 Entire Agreement. The parties acknowledge that there are no covenants, representations, warranties, agreements or conditions, expressed or implied, collateral or otherwise, forming part of or in any way affecting the Tenant's occupation of the Premises other than those contained in this Lease and the Offer to Lease made by the Tenant on September 3, 2004(copy attached); provided however that in the event of any inconsistency between this Lease and the Offer to Lease the provisions of this Lease will prevail. This Lease may not be modified except by subsequent agreement in writing of equal formality executed by the parties hereto.

9.3 Notices. Any notice which is required to be given under the terms of this lease must be in writing and delivered to the Landlord or to the Tenant at its address as aforesaid or at such other address as either party may subsequently advise in writing as the address for delivery to itself; provided however that any such notice may effectually be delivered by mailing the same by registered mail and any such notice will then be deemed to be given on the expiration of the second day following the day on which such mailing was effected.

9.4 Binding Effect. This lease and the guarantee, if any, set out herein and everything herein contained shall enure to the benefit of and be binding upon the heirs, executors, administrators, successors, assigns and other legal representatives, as the case may be, of each of the parties hereto, subject to the granting of consent by the Landlord as provided in paragraph 4.1 to any assignment or sublease, and every reference herein to any party hereto shall include the heirs, executors, administrators, successors and assigns and other legal representatives of such party and where there is more than one Tenant or there is more than one Guarantor, the provisions hereof shall be read with all grammatical changes thereby rendered necessary and all covenants shall then be deemed joint and several.

EXHIBIT 10.15

Client:	Sunaptic Solutions Incorporated	Colliers Team:	Gord Griffiths &
Attn:	Mike Hilton, President		Gavin Reynolds

COLLIERS INTERNATIONAL

SUBLEASE SUMMARY

Prepared By: Colliers International

A. Sublease Description

Property Address:	Suite 410, 1508 West Broadway
Lease Term:	From: November 1st, 2004 To: September 29th, 2008
Rentable Area:	4,128 square feet
Basic Rental:	Rate: November 1, 2004 – September 30, 2006 $8.00 psf October 1, 2006 – September 29, 2008 $ 9.00 psf
Additional Rent:	Estimated 2004 Rate: $12.35 psf
Deposit:	$14,980.86 Basis: ☐ Security ☒ Prepaid Rent (to be applied to last and first months)
Furniture:	Included as per the Inventory List approved by both the Sub-Landlord and Sub-Tenant.
Improvement Allowance:	"As is" basis.

'pecial Provisions/Comments:

- **Permitted Use** – General business office.
- **Signage / Building Directory** – Entitled to one listing on the Building Directory.

Information contained herein has been obtained from the owners or from other sources deemed reliable. We have no reason to doubt its accuracy but we regret we cannot guarantee it. All properties subject to change or withdrawal without notice.

08/20/2004 06:32 4253723817 BELLEVUE ACCOUNTING PAGE 08
P.02
AUG-19-2004 14:02
07/28/2004 12:05 4253723817 BELLEVUE ACCOUNTING PAGE 02

4TH FLOOR – 1500 WEST BROADWAY
VANCOUVER, BC

OFFER TO SUB-LEASE

BETWEEN

INTERNATIONAL VISION DIRECT
C/O DRUGSTORE.COM INC
(SUB-LANDLORD)

AND

SUNAPTIC SOLUTIONS ~~INC.~~ INCORPORATED.
(SUB-TENANT)

Colliers Macaulay Nicolls Inc
("Agent")
Gordon Griffiths 604-661-0817
Gavin Reynolds 604-661-0809
Office Leasing Division

07/28/2004 06:14 4253723817 BELLEVUE ACCOUNTING

08/28/2004 06:32 4253723817 BELLEVUE [illegible]
AUG-19-2004 14:03 P.03
07/28/2004 12:08 4253723817 BELLEVUE [illegible]

OFFER TO SUB-LEASE

410-1508 WEST BROADWAY

VANCOUVER, BC

(THE "BUILDING")

TO: INTERNATIONAL VISION DIRECT LTD ("Sub-Landlord")
c/o DRUGSTORE.COM INC.
Suite 300, 13920 SE Eastgate Way
Bellevue, Washington
98005

WE: SYNAPTIC SOLUTIONS INC. INCORPORATED ("Sub-Tenant")
401 - 600 West Broadway
Vancouver, BC V5Z 4C2

hereby offer to sub-lease from the Sub-Landlord, upon the following terms and conditions, the premises on the fourth (4th) floor of the Building, having a Rentable Area of approximately four thousand one hundred twenty eight (4,128) square feet (the "Sub-Lease Premises"). The floor area of the Sub-Lease Premises is as shown outlined in heavy black on the plan forming Schedule "A" to the Offer to Sub-Lease.

1. TERM

The Term of the Sub-Lease shall be three (3) years ~~and nine (9) months~~ commencing on the 1st day of ~~January 2005~~ (the "Commencement Date") and expiring on the 29th day of September 2008.

2. BASIC RENT

The Basic Rent, plus Goods and Services Tax, shall be payable monthly in advance on the first day of each month during the Sub-Lease Term. The Basic Rent shall be calculated on the Rentable Area of the Premises measured as prescribed by the Lease. The Basic Rent shall be ~~Five Dollars ($5.00) per square foot per annum.~~

3. OPERATING COSTS AND PROPERTY COSTS

The Tenant's Proportionate Share of Operating Costs and Property Taxes, currently estimated at Twelve Dollars and Thirty Five Cents ($12.35) per square foot for the 2004 fiscal year, plus Goods and Services Tax, shall be payable as additional rent in addition to Basic Rent.

November 1, 2004 - September 30, 2005 $8.00 per sq. ft. net per annum
October 1, 2005 - September 29, 2008 $9.00 " " "

07/26/2004 [illegible] 4253723817
BELLEVUE [illegible]

8/20/2004 06:32 4253723817 BELLEVUE ACQUISITIO PAGE 0?
P.04
AUG-19-2004 14:03

-2-

4. DEPOSIT

A cheque for ~~Twelve Thousand Seven Hundred Seventy Two Dollars and Thirty Eight Cents~~ [illegible handwriting: "Equal to the first and last months of basic rent … and taxes"] payable to Colliers Macaulay Nicolls Inc., in trust, ~~is tendered~~ [handwritten: "will be"] ~~(\$12,772.38)~~ (the "Deposit") payable to Colliers Macaulay Nicolls Inc., within forty eight (48) hours of acceptance of this Offer to Lease as the Deposit and to be credited in payment firstly towards the last month's rent and thereafter towards the first rent due, plus any applicable Goods and Services Tax, and to be returned to the Sub-Tenant if ~~this Offer is not accepted~~. In the event the Sub-Tenant defaults under the terms hereof, the Sub-Landlord may terminate this agreement and retain the Deposit on account of damages and not as a penalty, without prejudice to any other remedy. [illegible handwriting: "… from this offer and not …"]

5. LEASE

The Sub-Tenant ~~covenants to abide by all the terms of the Sub-Landlord's Lease~~ (the "Lease") [illegible handwriting] with the exception of the terms set out in this Offer, which differ from the terms of the Lease.

The Sub-Tenant shall enter into a Sub-Lease Agreement incorporating the terms of this Offer and the Lease amended where applicable, if requested by the Sub-Landlord who shall prepare the Sub-Lease Agreement at its cost prior to September 1, 2004, otherwise this Offer together with the Lease shall constitute the Sub-Lease Agreement [illegible handwriting: "… the sub-lease agreement … sub-landlord …"].

6. USE

The Sub-Lease Premises shall be used only for the purposes [illegible] business office.

7. ACCESS

Provided the Sub-Lease has been signed by the Sub-Tenant, the Sub-Tenant shall have access to the Sub-Leased Premises prior to the Commencement Date for the purposes of planning and the construction of its Leasehold Improvements or to conduct its business. During this period, the Sub-Tenant shall not be obligated to pay any Basic Rent or Additional Rent but shall abide by all other terms of the Sub-Lease.

8. LEASEHOLD IMPROVEMENTS

The Sub-Leased Premises are leased on an "as is" basis. Any alterations the Sub-Tenant wishes to carry out shall comply with the terms of the Sub-Lease and the Sub-Tenant shall obtain any applicable approvals of the local Municipal Authority and of the Sub-Landlord, the Sub-Landlord and its consultants including architects, mechanical, electrical and structural consultants, at the Sub-Tenant's cost. [illegible handwriting: "All … with the lease"]

9. LISTING IN DIRECTORY

The Sub-Tenant shall be entitled to one (1) listing on the Building directory.

[Handwritten: "[illegible] … from the date this agreement is fully executed and [illegible] to by all parties."]

08/20/2004 06:32 4253723817 BELLEVUE ACQUISITION

AUG-19-2004 14:03 P.05

07/20/2004 12:08 4253723817 BELLEVUE ACQUISITION

-5-

10. OFFICE FURNISHINGS

The Sub-Landlord will include Office Furnishings in Suite 410, as viewed by the Sub-Tenant on Thursday July 15, 2004, with this Sub-Lease. A detailed list of Office Furniture that will be included with the Sub-Lease will be itemized and confirmed by both the Sub-Landlord and the Sub-Tenant during the conditional period.

11. SUB-LANDLORD TO DETERMINE FINANCIAL STRENGTH OF SUB-TENANT

Acceptance of this Offer by the Sub-Landlord is conditional upon the Sub-Tenant providing the Sub-Landlord with information respecting the financial status of the Sub-Tenant as the Sub-Landlord may reasonably require for the purposes of determining the financial strength of the Sub-Tenant. The Sub-Tenant shall furnish the Landlord with such information forthwith upon acceptance of this Offer. The Sub-Landlord shall have five (5) business days from the date of provision of the financial information to determine whether or not the Sub-Tenant is acceptable to the Sub-Landlord. The Sub-Landlord shall notify the Sub-Tenant within five (5) business days of receipt of the financial information that the sub-tenancy is acceptable to it, failing which this Offer shall become null and void and the Deposit shall be returned to the Sub-Tenant.

12. SUB-TENANT'S CONDITIONS PRECEDENT

This Offer and Acceptance is subject to the following Conditions Precedent being waived at the sole discretion of the Sub-Tenant:

(a) Board of Director's approval;

(b) Review and Approval of Sub-Landlord's Formal Sub-Lease Agreement.

If the Sub-Tenant fails to notify the Sub-Landlord in writing that the Conditions Precedent have been satisfied or waived within 5 business days following acceptance of this offer to sub lease or such other time as may be subsequently agreed, then this Offer shall become null and void and neither party shall have further obligation to the other. This clause is for the sole benefit of the Sub-Tenant.

13. FACSIMILE ACCEPTANCE

Acceptance of this Offer may be communicated by facsimile transmission of an accepted Offer or by delivery of such a facsimile without limiting other methods of communicating acceptance available to the parties.

14. SOLE AGREEMENT

There are no agreements, covenants, representations, warranties or conditions in any way relating to the subject matter of this agreement expressed or implied, collateral or otherwise, except as expressly set forth herein.

07/20/2004 12:47 4253723817 BELLEVUE ACQUISITION

08/20/2004 06:32 4253723817 BELLEVUE ACQUISITIONS
AUG-19-2004 14:04 P.05
08/20/2004 12:03 4253723817

15. TIME OF THE ESSENCE

Time is of the essence of this agreement with respect to the covenants contained herein.

16. DEFINITIONS

Words defined in the Lease and used herein shall have the same meaning ascribed to them by the Lease.

17. CONSENT OF ~~SUB-LANDLORD~~ CANADIAN PROPERTY HOLDINGS (ECONOMY) INC.

This Offer is subject to the consent of ~~the Sub-Landlord~~ CANADIAN PROPERTY HOLDINGS (ECONOMY) INC. in accordance with the terms of the Lease.

18. AGENT'S COMMISSION

Agent's commission, plus any applicable Goods and Services Tax, shall be payable by the Sub-Landlord, and is to be deducted from the Deposit on the Commencement Date of occupancy by the Sub-Tenant, whichever first occurs, and the excess Deposit remitted to the Sub-Landlord, or any commission balance due to the Agent remitted by the Sub-Landlord.

19. OFFER PROVISIONS

All terms of this Offer shall survive the completion of this transaction and shall not merge. In the event of any conflict between the terms of this Offer and the terms of the Sub-Lease, the terms of this Offer shall prevail.

20. DISCLOSURE (INTERNATIONAL VISION DIRECT LTD.)

The Sub-Landlord and the Sub-Tenant acknowledge and agree that:

(a) in accordance with the Code of Ethics of the Canadian Real Estate Association, Colliers Macaulay Nicolls Inc. (the "Agent") represented by Gavin Reynolds and Gordon Griffiths (the "Salespeople") have disclosed that they are representing the Sub-Tenant in the transaction described in this Agreement and Colliers Macaulay Nicolls Inc. (the "Agent") represented by Marco DiPaolo (the "Salesperson") have disclosed that they are representing the Sub-Landlord (INTERNATIONAL VISION DIRECT LTD.) in the transaction described in this Agreement;

(b) the Agent, in order to accommodate the transaction described in this Agreement, were and are entitled to pass any relevant information they receive from either party or from any other source to either of the parties as the Agents see fit, without being in conflict of their duties to either party; and

(c) the Sub-Landlord (INTERNATIONAL VISION DIRECT LTD.) shall pay the commission and compensation due to the Agents pursuant to the transaction described in this Agreement.

BELLEVUE ACQUISITIONS 4253723817 06:32 08/20/2004

08/20/2004 NO. 32 4253723917 BELLEVUE MANAGEMENT
AUG-19-2004 14:04 P.07
07/26/2004 10:05 4253723917 BELLEVUE MANAGEMENT

- 8 -

29th Both

21. ACCEPTANCE

This Offer shall be irrevocable and open for acceptance until 5:00 pm on the ~~29th~~ 30th day of July 2004, after which time if not accepted this Offer shall be null and void ~~and the Deposit shall be returned in full to the Sub-Tenant~~. Signing and returning one duplicate copy or facsimile of this Offer may accept this Offer.

DATED this 17 day of June, 2004.

SYNAPTIC SOLUTIONS INC. INCORPORATED

SUB-TENANT

Per: ________________

Per: ________________

ACCEPTANCE

The Sub-Landlord hereby accepts the above Offer this _____ day of __________, 2004.

INTERNATIONAL VISION DIRECT

c/o DRUGSTORE.COM INC.

SUB-LANDLORD

Per: ________________

Per: ________________

LANDLORD'S CONSENT

The Landlord hereby consents to the attached Offer this _____ day of __________, 2004.

LANDLORD NAME

Canadian Property Holdings (Broadway) Inc.

(by its duly authorized agent)

Per: ________________

Per: ________________

10a) AND PRIOR TO THE SUBTENANT TAKING POSSESSION OF THE SUBLEASE PREMISES, OWNERSHIP OF ANY AND ALL OFFICE FURNITURE SHALL REMAIN WITH THE SUB-LANDLORD UNTIL THE EXPIRY OF THE SUBLEASE AT WHICH TIME THE SUBTENANT SHALL HAVE THE OPTION TO PURCHASE SAID OFFICE FURNITURE AT A PRICE IN ACCORDANCE WITH THE SUB-LANDLORD'S FURNITURE LEASE CONTRACT. ANY ITEMS NOT IN THE LEASE CONTRACT SHALL BE PRICED AT A MUTUALLY AGREEABLE NUMBER.

~~10b) [illegible]~~

07/26/2004 10:05 4253723917 BELLEVUE MANAGEMENT

08/28/2004 06:32 4253723817 BELLEVUE ACQUISITIO PAGE

AUG-19-2004 14:05
07/28/2004 12:05 4253723817 BELLEVUE ACQUISITIO P.09 PAGE

SCHEDULE "A"

PLAN

07/26/2004 06:43 4253723817 BELLEVUE ACQUISITIO PAGE 09

TOTAL P.08

This Amendment/Addendum shall be attached to and become part of the Offer to Lease between **International Vision Direct Ltd.** c/o Drugstore .com Inc. (Sub-Landlord) and **Sunaptic Solutions Inc.** (Sub-Tenant).

Address: 4th Floor, 1508 West Broadway, Vancouver, BC

The Sub-Landlord hereby removes Conditions Precedent as outlined in Clause 11 of the Offer to lease, specifically:

11. SUB-LANDLORD TO DETERMINE FINANCIAL STRENGTH OF SUB-TENANT

Acceptance of this Offer by the Sub-Landlord is conditional upon the Sub-Tenant providing the Sub-Landlord with information respecting the financial status of the Sub-Tenant as the Sub-Landlord may reasonably require for the purposes of determining the financial strength of the Sub-Tenant. The Sub-Tenant shall furnish the Landlord with such information forthwith upon acceptance of this Offer. The Sub-Landlord shall have five (5) business days from the date of provision of the financial information to determine whether or not the Sub-Tenant is acceptable to the Sub-Landlord. The Sub-Landlord shall notify the Sub-Tenant within five (5) business days of receipt of the financial information that the sub-tenancy is acceptable to it, failing which this Offer shall become null and void and the Deposit shall be returned to the Sub-Tenant.

ALL OTHER TERMS AND CONDITIONS TO REMAIN IN FULL FORCE AND EFFECT.

[signature]
Witness

[signature]
International Vision Direct Ltd. c/o Drugstore .com Inc.
(Sub-Landlord)

August 16, 2004
Date

8/06/2004 13:46 4253723817 BELLEVUE [illegible]

August 3, 2004

International Vision Direct Ltd.
c/o Drugstore.com Inc.
Suite 300, 13920 SE Eastgate Way,
Bellevue, Washington 98005

Dear Sirs,

Re: **Offer to Sub-Lease between International Vision Direct Ltd. c/o Drugstore.com Inc. (the "Sub-Landlord") and Sunaptic Solutions Inc. for Premises at 1508 West Broadway Ave., Vancouver, B.C. (the "Premises")**

Further to the above noted Offer to Sub-Lease, the Sub-Tenant hereby removes the following conditions contained in the Offer to Sub-Lease:

Clause 12 **Sub-Tenant Conditions Precedent**

(a) Board of Director's approval;
(b) Review and Approval of Sub-Landlord's Formal Lease Agreement.

All other terms and conditions shall remain unchanged.

Dated at Vancouver, B.C. this 3rd day of August, 2004.

Sunaptic Solutions Inc.

Per: ______________________
Sub-Tenant

Dated at ______________, this _______ day of August, 2004.

International Vision Direct
C/o Drugstore.com Inc.

Per: ______________________
Sub-Landlord

SUITE 410, 1508 WEST BROADWAY
FURNITURE INVENTORY AS OF AUGUST 4, 2004

Reception Furniture

- 'L' shaped desks with matching movable file cabinets x 2
- Matching storage cabinet x 1
- Leather easy chairs x 2

Office Furniture

- Maple desk system with matching cabinets x 1
- Maple file cabinet x 1
- Mahogany 'L' shaped desk x 1
- Mahogany storage cabinet x 1
- Mahogany chairs with upholstered seat x 2
- Maple 2 drawer file cabinet x 1
- ~~Dark brown veneer 'U' shaped desk with attached 2 drawer file cabinet x 1~~ Remove
- ~~Dark brown movable file cabinet x 1~~ Remove

Workstations

- Light wood veneer workstations with gray cloth dividers and keyboard hangers x 24
- Light wood veneer 'L' shaped workstations with 2 overhead storage cabinets x 2

Kitchen

- White fridge 'LG Freshmaster no frost GR 282R' x 1
- White microwave x 1
- Round kitchen tables x 2
- Black chairs with silver legs x 5
- Honeywell fan x 1

File Cabinets

- 2 drawer black file cabinets for workstations with cushion on top x 24
- Black metal 4 drawer (4 ft. x 1 ft.) x 1
- ~~Black metal 2 drawer (2 ft. x 1 ft.) x 1~~ Remove
- Black metal 2 drawer with storage cabinet (5 ft. x 2 ft.) x 1
- Blue metal 2 drawer (3 ft. x 2 ft.) x 3
- Blue metal 2 drawer (1 ft. x 2 ft.) x 1

Bookcases

- Wood veneer bookcase (6 ft. x 2 ft.) x 3
- Wood veneer bookcase (4 ft. x 2 ft.) x 1
- Gray bookcase (5 ft. x 2 ft.) x 1
- Metal storage racking system (2 ft. x 2 ft.) x 1

Miscellaneous

- Boardroom white board with maple doors (locked) x 1
- Office chairs – canvas with mesh backing x ~~29~~ 28 → Remove 1 broken chair

C:\DOCUME~1\BEYNOL~1\LOCALS~1\Temp\C.Notes.Data\Suite 410-1508 W Broadway.doc 7bAug04

Consent to Sublease

To: **INTERNATIONAL VISION DIRECT LTD.** (the "Sublandlord")

And to: **SUNAPTIC SOLUTIONS INCORPORATED** (the "Subtenant")

Re: Request by the Sublandlord to sublease to the Subtenant the premises (the "Premises") of approximately 4,128 sq. ft. in area, being Suite 410 on the fourth floor of 1508 West Broadway, Vancouver, leased by Canadian Property Holdings (Broadway) Inc. (the "Head Landlord") to the Sublandlord pursuant to a lease dated May 1, 2003 (the "Head Lease") originally between BTC Properties II Ltd. as landlord and the Sublandlord as tenant, on the terms and conditions as set out in the offer to sublease in the form of Schedule A hereto (the "Sublease").

1. The Head Landlord hereby consents to the subletting of the Premises upon the terms and conditions contained in the Sublease. This consent is given on the express understanding and condition that the Sublandlord and Drugstore.com Inc. are not released from but remain liable for the due performance of all obligations of the tenant under the Head Lease, notwithstanding this consent.

2. The consent of the Head Landlord herein contained will not be construed as a consent to any further subletting of any part of the leased premises leased under the Head Lease (the "Leased Premises") by either the Sublandlord or the Subtenant, or to permit an assignment of the Head Lease or the Sublease without the prior written consent of the Head Landlord in accordance with the terms of the Head Lease.

3. The consent of the Head Landlord herein will not be construed as the approval by the Head Landlord of the terms of the Sublease, nor to permit the Subtenant to remain in possession of the Sublet Premises in the event that the Head Lease is terminated for any reason, whether or not such termination is within the control of the Subtenant, notwithstanding that the Subtenant may keep the Sublease in good standing or attorn to the Head Landlord, unless the Subtenant pays all rent and any arrears owing by the Sublandlord to the Head Landlord under the Head Lease and thereafter assumes the obligations of the Sublandlord. In such event, the Subtenant will be entitled to lease the Premises from the Head Landlord on the same terms and conditions as are set out in the Head Lease, for the remaining term of the Head Lease.

4. The Subtenant covenants with the Head Landlord not to breach any term or condition of the Head Lease relating to the use of the Premises.

5. The Sublandlord and the Subtenant acknowledge that CREIT Management (B.C.) Limited has executed this Agreement as agent for and on behalf of, in the name of and with the authority of the Head Landlord and that the covenants and agreements of the Head Landlord are obligations of the Head Landlord only and are not obligations personal to or enforceable against CREIT Management (B.C.) Limited in its own right, save and except that CREIT Management (B.C.) Limited covenants for itself that it is the duly authorized agent of the

[illegible]

09/08/2004 11:58 4253723817 BELLEVUE ACQUSITITIO PAGE 02

Consent to Sublease

To: **INTERNATIONAL VISION DIRECT LTD.** (the "Sublandlord")

And to: **SUNAPTIC SOLUTIONS INCORPORATED** (the "Subtenant")

Re: Request by the Sublandlord to sublease to the Subtenant the premises (the "Premises") of approximately 4,128 sq. ft. in area, being Suite 410 on the fourth floor of 1508 West Broadway, Vancouver, leased by Canadian Property Holdings (Broadway) Inc. (the "Head Landlord") to the Sublandlord pursuant to a lease dated May 1, 2003 (the "Head Lease") originally between BTC Properties II Ltd. as landlord and the Sublandlord as tenant, on the terms and conditions as set out in the offer to sublease in the form of Schedule A hereto (the "Sublease").

1. The Head Landlord hereby consents to the subletting of the Premises upon the terms and conditions contained in the Sublease. This consent is given on the express understanding and condition that the Sublandlord and Drugstore.com Inc. are not released from but remain liable for the due performance of all obligations of the tenant under the Head Lease, notwithstanding this consent.

2. The consent of the Head Landlord herein contained will not be construed as a consent to any further subletting of any part of the leased premises leased under the Head Lease (the "Leased Premises") by either the Sublandlord or the Subtenant, or to permit an assignment of the Head Lease or the Sublease without the prior written consent of the Head Landlord in accordance with the terms of the Head Lease.

3. The consent of the Head Landlord herein will not be construed as the approval by the Head Landlord of the terms of the Sublease, nor to permit the Subtenant to remain in possession of the Sublet Premises in the event that the Head Lease is terminated for any reason, whether or not such termination is within the control of the Subtenant, notwithstanding that the Subtenant may keep the Sublease in good standing or attorn to the Head Landlord, unless the Subtenant pays all rent and any arrears owing by the Sublandlord to the Head Landlord under the Head Lease and thereafter assumes the obligations of the Sublandlord. In such event, the Subtenant will be entitled to lease the Premises from the Head Landlord on the same terms and conditions as are set out in the Head Lease, for the remaining term of the Head Lease.

4. The Subtenant covenants with the Head Landlord not to breach any term or condition of the Head Lease relating to the use of the Premises.

5. The Sublandlord and the Subtenant acknowledge that CREIT Management (B.C.) Limited has executed this Agreement as agent for and on behalf of, in the name of and with the authority of the Head Landlord and that the covenants and agreements of the Head Landlord are obligations of the Head Landlord only and are not obligations personal to or enforceable against CREIT Management (B.C.) Limited in its own right, save and except that CREIT Management (B.C.) Limited covenants for itself that it is the duly authorized agent of the

DRR0624864.1

.09/08/2004 11:58 4253723817 BELLEVUE ACQUSITITIO PAGE 03

- 2 -

Head Landlord with complete power to execute this Agreement as agent for and on behalf of, in the name of and with the authority of the Head Landlord. The long term lessee of the portion of the building in which the Premises are situate is the Head Landlord. If a real estate trust (the "Trust") is or becomes a beneficial holder of the said leasehold interest, then the obligations of the Head Landlord pursuant to this Agreement will not be personally binding upon, and resort will not be had to, nor will recourse or satisfaction be sought from, the private property of any of the trustees of the Trust, trust unitholders, annuitants under a plan of which a Trust unitholder acts as a trustee or carrier, or officers, employees or agents of the Trust, but the property of the Trust may only be bound.

DATED for reference the ____ day of __________, 2004.

INTERNATIONAL VISION DIRECT LTD.

Name: ALESIA PINNEY
Title: V.P. AND GENERAL COUNSEL

Name:
Title:

DRUGSTORE.COM INC.

Name: ALESIA PINNEY
Title: V.P. AND GENERAL COUNSEL

Name:
Title:

SUNAPTIC SOLUTIONS INCORPORATED

Name:
Title: President

Name:
Title: Vice President

CANADIAN PROPERTY HOLDINGS (BROADWAY) INC.
by its duly authorized agent CREIT Management (B.C.) Limited

Name:
Title:

DMS#####.1

EXHIBIT 10.16

CONTRACT FOR SERVICES

THIS AGREEMENT made effective as of January 1st, 2005

BETWEEN:

IMAGIS TECHNOLOGIES INC., having its primary address at 1630 - 1075 W. Georgia St., Vancouver, BC, V6E 3C9 Canada

(“Imagis”)

AND:

TRIVETT HOLDINGS LTD., having a primary address at 2683 Countrywoods Drive, Surrey, British Columbia V3S 0E6

(“Holdings”)

AND:

ROY DAVIDSON TRIVETT, having a residential address at 2683 Countrywoods Drive, Surrey, British Columbia V3S 0E6

(“Trivett”)

WHEREAS:

(A)	Holdings is an independent contractor engaged in the business of providing various corporate and consulting services to business ventures;

(B)	Imagis wishes to engage the services of Holdings;

(C)	The parties have mutually agreed to evidence the terms of Holdings’ services to Imagis by this Agreement;

WITNESS that in consideration of the respective covenants and agreements herein contained and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged by each party, the parties mutually agree as follows:

PART 1

INTERPRETATION

1.1.	For all purposes of this Agreement, except as otherwise expressly provided or unless the context otherwise requires,

	(b)	“this Agreement” means this agreement for services from time to time supplemented or amended by one or more agreements entered into pursuant to the applicable provisions hereof,

(c)	the words “herein”, “hereof” and “hereunder” and other words of similar import refers to this Agreement as a whole and not to any particular paragraph, subparagraph or other subdivision,

(d)	all references to currency mean Canadian dollars (CDN$), unless otherwise specified,

(e)	a reference to an entity includes any entity that is a successor to such entity,

(f)

a reference to a Part is to a part of this Agreement, and the symbol § followed by a number or some combination of numbers and letters refers to the section, paragraph, subparagraph, clause or sub-clause of this Agreement so designated,

(g)	the headings are for convenience only and are not intended as a guide to interpretation of this Agreement or any portion hereof, and

(h)

a reference to a statute includes all regulations made pursuant thereto, all amendments to the statute or regulations in force from time to time, and any statute or regulation, which supplements or supersedes such statute or regulations.

PART 2
ENGAGEMENT

Engagement

2.1

Imagis hereby retains Holdings to provide the services referred to in this Agreement to Imagis and Holdings hereby agrees to be so retained, upon and subject to the terms and conditions hereinafter set forth for the duration of this Agreement.

Term

2.2	This Agreement will extend for 12 months unless renewed or terminated as in the manner provided for under Part 6 of this Agreement.

The initial 12-month term began on July 15th, 2003. This contract provides the new fee effective January

1st, 2005 for the following year.

Term of Reference

2.3

Under the engagement, Holdings will perform management and executive services (the “Consulting Services”), including by providing the services of Roy Trivett (“Trivett”) for and on behalf of Imagis as the President and Chief Executive Officer, reporting directly to the board of directors of Imagis (the “Board”). Holdings covenants to ensure that Trivett will perform within the normal guidelines and corporate direction as communicated by the Board from time to time.

PART 3
COMPENSATION

Total Compensation

3.1

Compensation for the services provided by Holdings will consist of a monthly fee (the “Fee”) of $16,666.67. Holdings will submit an invoice covering services rendered during each monthly period plus Goods and Services Tax.

Review

3.2

At the end of the first anniversary of this Agreement and annually thereafter, the compensation committee of Imagis will carry out an objective review of the compensation provided herein with regards to any developments within Imagis, and, if warranted, the Fee may be increased (but not decreased).

Stock Options

3.3

In addition to the Fee, Imagis may grant options to Trivett. The Board of Directors will review and determine all option allocations, which will then be granted in accordance with TSX Venture Exchange Policies.

Expenses

3.4

Imagis will reimburse Holdings all reasonable travel expenses, including car rentals, food and lodging and sundry expenses, and all other reasonable expenses incurred in connection with him providing service hereunder to Imagis promptly on receiving all appropriate and complete vouchers or receipts.

Other

3.5       Imagis assumes that Trivett will take four (4) weeks vacation per annum.

PART 4
COVENANTS

Non-Competition

4.1

Without the consent of Imagis, neither Holdings nor Trivett will, during the term of this Agreement, whether directly or indirectly, either individually or in partnership or in conjunction with any person or persons, firm, association, syndicate, joint venture, partnership, company or corporation as principal, agent, or shareholder or in any other manner whatsoever,

(a)

engage in any business (directly or through any kind of ownership or other arrangement other than ownership of securities of publicly held corporations) primarily involved in similar activities in any country in which Imagis operates, or engage in any business with,

	(b)	accept employment with,

(c)	provide services to, or

(d)	carry on, be engaged in, concerned with or interested in,

any person or person, firm, association, syndicate, joint venture, partnership, company or corporation engaged in, concerned with or interested in any business primarily involved in, similar activities in any country in which Imagis operates, or is actively considering, or take any other action inconsistent with the relationship of a board member to his corporation.

4.2	Subject to the limitation contained in §4.1, §4.24.3 and §4.24.4, Holdings or Trivett may make investments for its own account and engage in any business or enterprise whatsoever.

Non- Solicitation of Customers and Employees

4.3

Neither Holdings nor Trivett will not, without the specific prior written consent of the Board, during the term of this Agreement and for a period of one year after the termination of the Agreement, either on its own behalf or on behalf of any other person, solicit the services of or entice away any person employed by or otherwise providing services to the other Company or its direct or indirect subsidiaries to transfer business to any other person.

Notice of Conflict

4.4

If the Board determines that Holdings or Trivett is engaging in conflicting activity and causes Holdings or Trivett to be so advised in writing, Holdings or Trivett, as the case may be, will thereafter discontinue such activity within 30 days after such notice, or such longer period as the Board agrees, and Trivett will, within such 30-day period, certify in writing to Imagis that he has discontinued such activity.

Survival

4.5

The obligations of Holdings and Trivett in §4.3 and §4.4 will, except as otherwise provided herein, survive the expiration or termination of this Agreement and will terminate one year after the termination of this Agreement.

PART 5
DUTIES OF HOLDINGS

Duties

5.1

Holdings will be responsible for all aspects of the Company, including strategic planning, marketing, sales, corporate development, customer service, technology, operations, and finance/administration.

5.2	Trivett will continue as a Director of Imagis.

5.3

With prior notification to Imagis and with Imagis’ prior written consent, which consent may be withheld at the sole and unfettered discretion of Imagis, Holdings may substitute personnel other than Trivett, or Trivett may delegate or subcontract the performance of any Consulting Service to any other Person (as hereinafter defined). For the purposes of this Agreement, “Person” includes, without limitation, any individual, firm, corporation, association, partnership, joint venture, consortium, trust or other entity.

110

Relationship of Parties

5.4

Holdings in performing its duties hereunder is acting as an independent contractor and in providing the Consulting Service, including the services of Trivett, neither will be considered an employee of Imagis and, as such, entitled to any benefit plans to which regular employees of Imagis are entitled. Holdings and Trivett hereby acknowledge that they are responsible for remitting their own taxes and any contributions required by law to be remitted and Imagis will have no responsibility in respect of any failure by Holdings to properly remit such amounts when due, and Holdings and Trivett agree to jointly and severally indemnify and save Imagis harmless from and against assessments, losses or penalties actually incurred by Imagis in this respect.

Confidential Information

5.5	Holdings and Trivett hereby covenant, agree and acknowledge as follows:

(a)

they have and will have access to and will participate in the development of or be acquainted with confidential or proprietary information and trade secrets related to the business of Imagis, its subsidiaries and affiliates (collectively, the “Companies”), including but not limited to

i.

business plans, operating, plans, marketing plans, financial reports, operating data, budgets, wage and salary rates, pricing strategies and information, terms of agreements with suppliers or customers and others, prospect- and customer lists, patents, devices, software programs, reports, correspondence, tangible property and specifications owned by or used in the businesses of one or more of the Companies,

ii.

information pertaining to future developments such as, but not limited to, research and development, future marketing, distribution, delivery or merchandising plans or ideas, and potential new business locations, and

		iii.	other tangible and intangible properties, which are used in the business and operations of the Companies but not made publicly available.

The information and trade secrets relating to the business and operations of the Companies described hereinabove in this paragraph (a) are hereinafter referred to collectively as the “Confidential Information”, provided that the term Confidential Information will not include any information that is or becomes generally publicly available (other than as a result of violation of this Agreement by Holdings) or (b) that Holdings or Trivett receive on a non-confidential basis from a source (other than Imagis, its affiliates or representatives) that is not known by them to be bound by an obligation of secrecy or confidentiality to the Companies or any of them.

(b) Holdings and Trivett hereby assign to Imagis, in consideration of its engagement, all Confidential Information developed by or otherwise in the possession of them (or either of them) at any time during the term of this Agreement, whether or not made or conceived during working hours, alone or with others, which relates to businesses or proposed businesses of any of the Companies, and they agree that all such Confidential Information will be the exclusive property of the Companies. Upon request of the Board of Directors of Imagis, they will execute and deliver to the Companies any specific assignments or other documents appropriate to vest title in such Confidential Information.

(c) Holdings and Trivett will not disclose, use or continue to make known for their or another’s benefit any Confidential Information or use such Confidential Information in any way except in the best interests of the Companies in the performance of Holdings’ duties under this

Agreement. Holdings and Trivett may disclose Confidential Information when required by applicable law or judicial process, but only after notice to Imagis of Holdings’ or Trivett’s, as the case may be, intention to do so and opportunity for Imagis to challenge or limit the scope of the disclosure.

(d)

Holdings and Trivett acknowledge and agree that a remedy at law for any breach or threatened breach of the provisions of this §5.5 would be inadequate and, therefore, agree that the Companies will be entitled to injunctive relief in addition to any other available rights and remedies in case of any such breach or threatened breach; provided, however, that nothing contained herein will be construed as prohibiting Imagis from pursuing any other rights and remedies available for such breach or threatened breach.

(e)

Holdings and Trivett agree that upon termination of its engagement by Imagis for any reason, Holdings and Trivett will forthwith return to Imagis all Confidential Information, documents, correspondence, notebooks, reports, computer programs and all other materials and copies thereof (including computer discs and other electronic media) relating in any way to the business of the Companies in any way developed or obtained by Holdings or Trivett during, the period of its engagement with Imagis.

(f)

Holdings and Trivett agree for a period of one year after the termination of this Agreement not to pursue any business opportunities that were developed or evaluated at Imagis during their tenure at Imagis, except such business opportunities which have been declined by Imagis.

(g)

The obligations of Holdings and Trivett under this §5.5 will, except as otherwise provided herein, survive the expiration or termination of this Agreement and will terminate one year after the termination of this Agreement.

PART 6
TERMINATION

Termination by Either Party

6.1

Either party may terminate this Agreement on notice given not less than, in the case of Imagis, six (6) months or, in the case of Holdings and Trivett, 1 months notice. The six (6) months notice from Imagis will become the termination allowance. Notwithstanding any provision herein, Imagis will be entitled to terminate this Agreement for cause or for any breach by Holdings of any material covenant of this Agreement, in which case Holdings and Trivett will have no benefit of the provisions under this Part 6.

Effect of Other Engagements

6.2

The obligation of Imagis to make payment as provided in §6.1, will not be affected by, and the amount of any such payment will not be reduced by virtue of, Holdings engaging in business on its own behalf or with others (except to the extent same is in conflict with §4.1 or §4.3), at any time after termination hereunder.

Cumulative Rights

6.3

The rights, powers and remedies of Holdings and Imagis provided in this Agreement are cumulative and do not affect any right, power of remedy otherwise available to Holdings or Imagis at law or in equity.

Return of Property

6.4

On the effective date of termination, Holdings will deliver to Imagis, in a reasonable state of repair, all property, both real and personal, including documents and copies thereof, owned, leased or bailed to Imagis and used by or in the possession of Holdings.

PART 7
LIABILITY

Liability

7.1

Imagis assumes no responsibility to third parties for any costs, losses, damages, claims or liability of whatever nature resulting from any act or omission in the performance of the Consulting Services by Holdings or such services of Trivett provided by Holdings. Holdings and Trivett will assume all risks related to the execution of all obligations arising under this Agreement and will defend, and jointly and severally indemnify and save harmless Imagis from all liabilities, suits, actions, losses, costs (including reasonable attorneys fees), damages, claims and demands arising out of such execution (or non-execution) or resulting from its acts or omissions.

7.2

Notwithstanding §7.1, if Holdings or any of its officers, directors or employees is or is threatened to be joined as a defendant in legal proceedings with Imagis in respect of a matter that does not primarily arise out of an act or omission of Holdings (or Trivett) or the execution by Holdings (or Trivett) of any obligation under the Agreement, Imagis will indemnify and save Holdings harmless from all liabilities, suits, actions, losses, costs (including reasonable attorney fees), damages, claims and demands arising out of or pertaining to such actual or threatened joinder.

PART 8
GENERAL

Reasonableness of Restrictions and Covenants

8.1

Holdings and Trivett confirm and agree that the covenants and restrictions pertaining to them contained in this Agreement are reasonable and valid and hereby further acknowledge and agree that Imagis would suffer irreparable injury in the event of any breach by them of their obligations under any such covenant or restriction. Accordingly, Holdings and Trivett hereby acknowledge and agree that damages would be an inadequate remedy at law in connection with any such breach and that Imagis will be entitled, in addition to any other right or remedy which it may have at law, in equity or otherwise, to temporary and permanent injunctive relief enjoining and restraining Holdings and Trivett from any such breach.

Set-off

8.2

Holdings hereby authorizes Imagis to set off against any amounts payable to Holdings hereunder any bona fide indebtedness of Holdings (or Trivett) to Imagis with respect to this Agreement that has been recorded on the books and records of Imagis and of which Holdings has been given written notice of and to make deductions and to retain any portions of such payments to satisfy any such indebtedness, to the extent permitted by law.

Assignment

8.3	None of the parties may assign any right, benefit or interest in this Agreement without the written consent of the other, and any purported assignment without such consent will be void.

Severability

8.4

If any provision of this Agreement is unenforceable or invalid for any reason it will be severable from the remainder of this Agreement and, in its application at that time, this Agreement will be construed as though such provision was not contained herein and the remainder will continue in full force and effect and be construed as if this Agreement had been executed without the invalid or unenforceable provision.

Waiver and Consent

8.5	No consent or waiver, express or implied, by any party to or of any breach or default by any other parry of any or all of its obligations under this Agreement will

	(a)	be valid unless it is in writing and stated to be a consent or waiver pursuant to this section,

	(b)	be relied upon as a consent to or waiver of any other breach or default of the same or any other obligation,

	(c)	constitute a general waiver under this Agreement, or

	(d)	eliminate or modify the need for a specific consent or waiver pursuant to this section in any other or subsequent instance.

Notice

8.6

Every notice, request, demand or direction (each, for the purposes of this section, a “notice”) to be given pursuant to this Agreement by any party to another will be in writing and will be delivered or sent by registered or certified mail postage prepaid and mailed in any government post office or by email, or other similar form of written communication, in each case, addressed as above or as follows:

If to Holdings at:
email:	roy@trivett.com
Attention:	Roy Trivett
If to Imagis at:
email:	RevellGrp@comcast.net
Attention:	Oliver “Buck” Revell, Chairman

or to such other address as is specified by the particular party by notice to the other.

8.7	Any notice delivered or sent in accordance with §8.6 will be deemed to have been given and received

	(a)	if delivered, or emailed on the day of delivery,

	(b)	if mailed, on the earlier of the day of receipt and the sixth business day after the day of mailing, or

	(c)	if sent by any form of written communication, on the first business day following the day of transmittal.

Binding Effect

8.8	This Agreement will ensure to the benefit of and be binding upon the respective legal representatives, successors and permitted assigns of the parties.

Time of Essence

8.9 Time is of the essence in the performance of each obligation under this Agreement.

Governing Law

8.10	This Agreement will be governed by and construed in accordance with the laws of Province of British Columbia, Canada.

Counterparts

8.11	This Agreement may be executed in any number of counterparts with the same effect as if all parties to this Agreement had signed the same document and all counterparts will be construed together and will constitute one and the same instrument.

IN WITNESS WHEREOF the parties hereto have executed this Agreement on _June 18, 2005, reflecting the terms negotiated as of the date first above written.

TRIVETT HOLDINGS LTD.

Per:	/s/ Roy Trivett
Authorized Signatory

IMAGIS TECHNOLOGIES INC.

Per:	/s/ Oliver “Buck” Revell”
Authorized Signatory

Signed, Sealed and Delivered	by	ROY	DAVIDSON	)
TRIVETT in the presence of:				)
)
)
/s/ Lorraine Tsiropoulos				) /s/ Roy Trivett
Witness (Signature)				) ROY DAVIDSON TRIVETT
Lorraine Tsiropoulos				)
Name (please print)				)
1100-4710 Kingsway				)
Address				)
Burnaby, BC V5H 4M2				)
City, Province

EXHIBIT 10.17

CONTRACT FOR SERVICES

THIS AGREEMENT made effective as of January 1, 2005.

BETWEEN:

IMAGIS TECHNOLOGIES INC., having its primary address at 1630 - 1075 W. Georgia St., Vancouver, BC, V6E 3C9 Canada

(“Imagis”)

AND:

TELEPARTNERS CONSULTING INC., having a primary address at 1015 Ironwork Passage, Vancouver, British Columbia V6H 3R4

(“TelePartners”)

AND:

WAYNE SMITH, having a residential address at 1015 Ironwork Passage, Vancouver, British Columbia V6H 3R4

(“Smith”)

WHEREAS:

(b)	TelePartners is an independent contractor engaged in the business of providing various corporate and consulting services to business ventures;

(c)	Imagis wishes to engage the services of TelePartners;

(d)	The parties have mutually agreed to evidence the terms of TelePartners’ services to Imagis by this Agreement;

WITNESS that in consideration of the respective covenants and agreements herein contained and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged by each party, the parties mutually agree as follows:

PART 1
INTERPRETATION

1.1	For all purposes of this Agreement, except as otherwise expressly provided or unless the context otherwise requires,

	a.	“this Agreement” means this agreement for services from time to time supplemented or amended by one or more agreements entered into pursuant to the applicable provisions hereof,

	b.	the words “herein”, “hereof” and “hereunder” and other words of similar import refers to this Agreement as a whole and not to any particular paragraph, subparagraph or other subdivision,

c.	all references to currency mean Canadian dollars (CDN$), unless otherwise specified,

d.	a reference to an entity includes any entity that is a successor to such entity,

e.

a reference to a Part is to a part of this Agreement, and the symbol § followed by a number or some combination of numbers and letters refers to the section, paragraph, subparagraph, clause or sub-clause of this Agreement so designated,

f.	the headings are for convenience only and are not intended as a guide to interpretation of this Agreement or any portion hereof, and

g.

a reference to a statute includes all regulations made pursuant thereto, all amendments to the statute or regulations in force from time to time, and any statute or regulation, which supplements or supersedes such statute or regulations.

PART 2
ENGAGEMENT

Engagement

2.1

Imagis hereby retains TelePartners to provide the services referred to in this Agreement to Imagis and TelePartners hereby agrees to be so retained, upon and subject to the terms and conditions hereinafter set forth for the duration of this Agreement.

Term

2.2	This Agreement will extend for 12 months unless renewed or terminated as in the manner provided for under Part 6 of this Agreement.

The initial 12-month term began on March 1st, 2003. This contract provides the new fee effective January 1st, 2005 for the following year.

Term of Reference

2.3

Under the engagement, TelePartners will perform management and executive services (the “Consulting Services”), including by providing the services of Wayne Smith (“Smith”) for and on behalf of Imagis as the Vice President Finance and Chief Operating Officer, reporting directly to the President & CEO of Imagis (the “CEO”). TelePartners covenants to ensure that Smith will perform within the normal guidelines and corporate direction as communicated by the Board from time to time.

PART 3
COMPENSATION

Total Compensation

3.1

Compensation for the services provided by TelePartners will consist of a monthly fee (the “Fee”) of $14,583.33. TelePartners will submit an invoice covering services rendered during each monthly period plus Goods and Services Tax.

Review

3.2

At the end of the first anniversary of this Agreement and annually thereafter, the compensation committee of Imagis will carry out an objective review of the compensation provided herein with regards to any developments within Imagis, and, if warranted, the Fee may be increased (but not decreased).

Stock Options

3.3

In addition to the Fee, Imagis may grant options to Smith. The Board of Directors will review and determine all option allocations, which will then be granted in accordance with TSX Venture Exchange Policy.

Expenses

3.4

Imagis will reimburse TelePartners all reasonable travel expenses, including car rentals, food and lodging and sundry expenses, and all other reasonable expenses incurred in connection with him providing service hereunder to Imagis promptly on receiving all appropriate and complete vouchers or receipts.

Other

3.5       Imagis assumes that Smith will take four (4) weeks vacation per annum.

PART 4
COVENANTS

Non-Competition

4.1

Without the consent of Imagis, neither TelePartners nor Smith will, during the term of this Agreement, whether directly or indirectly, either individually or in partnership or in conjunction with any person or persons, firm, association, syndicate, joint venture, partnership, company or corporation as principal, agent, or shareholder or in any other manner whatsoever,

a.

engage in any business (directly or through any kind of ownership or other arrangement other than ownership of securities of publicly held corporations) primarily involved in similar activities in any country in which Imagis operates, or engage in any business with,

b.	accept employment with,

c.	provide services to, or

d.	carry on, be engaged in, concerned with or interested in,

any person or person, firm, association, syndicate, joint venture, partnership, company or corporation engaged in, concerned with or interested in any business primarily involved in, similar activities in any country in which Imagis operates, or is actively considering, or take any other action inconsistent with the relationship of a board member to his corporation.

4.2	Subject to the limitation contained in §4.1, §4.3 and §4.4, TelePartners or Smith may make investments for its own account and engage in any business or enterprise whatsoever.

Non- Solicitation of Customers and Employees

4.3

Neither TelePartners nor Smith will not, without the specific prior written consent of the Board, during the term of this Agreement and for a period of one year after the termination of the Agreement, either on its own behalf or on behalf of any other person, solicit the services of or entice away any person employed by or otherwise providing services to the other Company or its direct or indirect subsidiaries to transfer business to any other person.

Notice of Conflict

4.4

If the Board determines that TelePartners or Smith is engaging in conflicting activity and causes TelePartners or Smith to be so advised in writing, TelePartners or Smith, as the case may be, will thereafter discontinue such activity within 30 days after such notice, or such longer period as the Board agrees, and Smith will, within such 30-day period, certify in writing to Imagis that he has discontinued such activity.

Survival

4.5

The obligations of TelePartners and Smith in §4.3 and §4.4 will, except as otherwise provided herein, survive the expiration or termination of this Agreement and will terminate one year after the termination of this Agreement.

PART 5
DUTIES OF TELEPARTNERS

Duties

5.1	TelePartners will be responsible for all aspects of the Company, including strategic planning, operations, and finance/administration.

5.2	Smith will, as a Chief Financial Officer and Chief Operating Officer, report directly to the President and CEO.

5.3

With prior notification to Imagis and with Imagis’ prior written consent, which consent may be withheld at the sole and unfettered discretion of Imagis, TelePartners may substitute personnel other than Smith, or Smith may delegate or subcontract the performance of any Consulting Service to any other Person (as hereinafter defined). For the purposes of this Agreement, “Person” includes, without limitation, any individual, firm, corporation, association, partnership, joint venture, consortium, trust or other entity.

Relationship of Parties

5.4

TelePartners in performing its duties hereunder is acting as an independent contractor and in providing the Consulting Service, including the services of Smith; neither will be considered an employee of Imagis and, as such, entitled to any benefit plans to which regular employees of Imagis are entitled. TelePartners and Smith hereby acknowledge that they are responsible for remitting their own taxes and any contributions required by law to be remitted and Imagis will have no responsibility in respect of any failure by TelePartners to properly remit such amounts when due, and TelePartners and Smith agree to jointly and severally indemnify and save Imagis harmless from and against assessments, losses or penalties actually incurred by Imagis in this respect.

Confidential Information

5.5	TelePartners and Smith hereby covenant, agree and acknowledge as follows:

(a)

they have and will have access to and will participate in the development of or be acquainted with confidential or proprietary information and trade secrets related to the business of Imagis, its subsidiaries and affiliates (collectively, the “Companies”), including but not limited to

i.

business plans, operating, plans, marketing plans, financial reports, operating data, budgets, wage and salary rates, pricing strategies and information, terms of agreements with suppliers or customers and others, prospect- and customer lists, patents, devices, software programs, reports, correspondence, tangible property and specifications owned by or used in the businesses of one or more of the Companies,

ii.

information pertaining to future developments such as, but not limited to, research and development, future marketing, distribution, delivery or merchandising plans or ideas, and potential new business locations, and

		iii.	other tangible and intangible properties, which are used in the business and operations of the Companies but not made publicly available.

The information and trade secrets relating to the business and operations of the Companies described hereinabove in this paragraph (a) are hereinafter referred to collectively as the “Confidential Information”, provided that the term Confidential Information will not include any information that is or becomes generally publicly available (other than as a result of violation of this Agreement by TelePartners) or (b) that TelePartners or Smith receive on a non-confidential basis from a source (other than Imagis, its affiliates or representatives) that is not known by them to be bound by an obligation of secrecy or confidentiality to the Companies or any of them.

(b)

TelePartners and Smith hereby assign to Imagis, in consideration of its engagement, all Confidential Information developed by or otherwise in the possession of them (or either of them) at any time during the term of this Agreement, whether or not made or conceived during working hours, alone or with others, which relates to businesses or proposed businesses of any of the Companies, and they agree that all such Confidential Information will be the exclusive property of the Companies. Upon request of the Board of Directors of Imagis, they will execute and deliver to the Companies any specific assignments or other documents appropriate to vest title in such Confidential Information.

(c)

TelePartners and Smith will not disclose, use or continue to make known for their or another’s benefit any Confidential Information or use such Confidential Information in any way except in the best interests of the Companies in the performance of TelePartners’ duties under this Agreement. TelePartners and Smith may disclose Confidential Information when required by applicable law or judicial process, but only after notice to Imagis of TelePartners’ or Smith’s, as the case may be, intention to do so and opportunity for Imagis to challenge or limit the scope of the disclosure.

(d)

TelePartners and Smith acknowledge and agree that a remedy at law for any breach or threatened breach of the provisions of this §5.5 would be inadequate and, therefore, agree that the Companies will be entitled to injunctive relief in addition to any other available rights and remedies in case of any such breach or threatened breach; provided, however, that nothing contained herein will be construed as prohibiting Imagis from pursuing any other rights and remedies available for such breach or threatened breach.

(e)

TelePartners and Smith agree that upon termination of its engagement by Imagis for any reason, TelePartners and Smith will forthwith return to Imagis all Confidential Information, documents, correspondence, notebooks, reports, computer programs and all other materials and copies thereof (including computer discs and other electronic media) relating in any way to the business of the Companies in any way developed or obtained by TelePartners or Smith during, the period of its engagement with Imagis.

(f)

TelePartners and Smith agree for a period of one year after the termination of this Agreement not to pursue any business opportunities that were developed or evaluated at Imagis during their tenure at Imagis, except such business opportunities which have been declined by Imagis.

(g)

The obligations of TelePartners and Smith under this §5.5 will, except as otherwise provided herein, survive the expiration or termination of this Agreement and will terminate one year after the termination of this Agreement.

PART 6
TERMINATION

Termination by Either Party

6.1

Either party may terminate this Agreement on notice given not less than, in the case of Imagis, six (6) months or, in the case of TelePartners and Smith, one (1) months notice. The six (6) months notice from Imagis will become the termination allowance. Notwithstanding any provision herein, Imagis will be entitled to terminate this Agreement for cause or for any breach by TelePartners of any material covenant of this Agreement, in which case TelePartners and Smith will have no benefit of the provisions under this Part 6.

Effect of Other Engagements

6.2

The obligation of Imagis to make payment as provided in §6.1, will not be affected by, and the amount of any such payment will not be reduced by virtue of, TelePartners engaging in business on its own behalf or with others (except to the extent same is in conflict with §4.1 or §4.3), at any time after termination hereunder.

Cumulative Rights

6.3

The rights, powers and remedies of TelePartners and Imagis provided in this Agreement are cumulative and do not affect any right, power of remedy otherwise available to TelePartners or Imagis at law or in equity.

Return of Property

6.4

On the effective date of termination, TelePartners will deliver to Imagis, in a reasonable state of repair, all property, both real and personal, including documents and copies thereof, owned, leased or bailed to Imagis and used by or in the possession of TelePartners.

PART 7
LIABILITY

Liability

7.1

Imagis assumes no responsibility to third parties for any costs, losses, damages, claims or liability of whatever nature resulting from any act or omission in the performance of the Consulting Services by TelePartners or such services of Smith provided by TelePartners. TelePartners and Smith will assume all risks related to the execution of all obligations arising under this Agreement and will defend, and jointly and severally indemnify and save harmless Imagis from all liabilities, suits, actions, losses, costs (including reasonable attorneys fees), damages, claims and demands arising out of such execution (or non-execution) or resulting from its acts or omissions.

7.2

Notwithstanding §7.1, if TelePartners or any of its officers, directors or employees is or is threatened to be joined as a defendant in legal proceedings with Imagis in respect of a matter that does not primarily arise out of an act or omission of TelePartners (or Smith) or the execution by TelePartners (or Smith) of any obligation under the Agreement, Imagis will indemnify and save TelePartners harmless from all liabilities, suits, actions, losses, costs (including reasonable attorney fees), damages, claims and demands arising out of or pertaining to such actual or threatened joinder.

PART 8
GENERAL

Reasonableness of Restrictions and Covenants

8.1

TelePartners and Smith confirm and agree that the covenants and restrictions pertaining to them contained in this Agreement are reasonable and valid and hereby further acknowledge and agree that Imagis would suffer irreparable injury in the event of any breach by them of their obligations under any such covenant or restriction. Accordingly, TelePartners and Smith hereby acknowledge and agree that damages would be an inadequate remedy at law in connection with any such breach and that Imagis will be entitled, in addition to any other right or remedy which it may have at law, in equity or otherwise, to temporary and permanent injunctive relief enjoining and restraining TelePartners and Smith from any such breach.

Set-off

8.2

TelePartners hereby authorizes Imagis to set off against any amounts payable to TelePartners hereunder any bona fide indebtedness of TelePartners (or Smith) to Imagis with respect to this Agreement that has been recorded on the books and records of Imagis and of which TelePartners has been given written notice of and to make deductions and to retain any portions of such payments to satisfy any such indebtedness, to the extent permitted by law.

Assignment

8.3	None of the parties may assign any right, benefit or interest in this Agreement without the written consent of the other, and any purported assignment without such consent will be void.

Severability

8.4

If any provision of this Agreement is unenforceable or invalid for any reason it will be severable from the remainder of this Agreement and, in its application at that time, this Agreement will be construed as though such provision was not contained herein and the remainder will continue in full force and effect and be construed as if this Agreement had been executed without the invalid or unenforceable provision.

Waiver and Consent

8.5	No consent or waiver, express or implied, by any party to or of any breach or default by any other parry of any or all of its obligations under this Agreement will

	(a)	be valid unless it is in writing and stated to be a consent or waiver pursuant to this section,

	(b)	be relied upon as a consent to or waiver of any other breach or default of the same or any other obligation,

	(c)	constitute a general waiver under this Agreement, or

	(d)	eliminate or modify the need for a specific consent or waiver pursuant to this section in any other or subsequent instance.

Notice

8.6

Every notice, request, demand or direction (each, for the purposes of this section, a “notice”) to be given pursuant to this Agreement by any party to another will be in writing and will be delivered or sent by registered or certified mail postage prepaid and mailed in any government post office or by email, or other similar form of written communication, in each case, addressed as above or as follows:

If to TelePartners at:
email: wayne.smith@imagistechnologies.com
Attention: Wayne Smith

If to Imagis at:
email: roy.trivett@imagistechnologies.com
Attention: Roy Trivett, President & CEO

or to such other address as is specified by the particular party by notice to the other.

8.7	Any notice delivered or sent in accordance with §8.6 will be deemed to have been given and received

	(a)	if delivered, or emailed on the day of delivery,

	(b)	if mailed, on the earlier of the day of receipt and the sixth business day after the day of mailing, or

	(c)	if sent by any form of written communication, on the first business day following the day of transmittal.

Binding Effect

8.8	This Agreement will ensure to the benefit of and be binding upon the respective legal representatives, successors and permitted assigns of the parties.

Time of Essence

8.9      Time is of the essence in the performance of each obligation under this Agreement.

Governing Law

8.10	This Agreement will be governed by and construed in accordance with the laws of Province of British Columbia, Canada.

Counterparts

8.11

This Agreement may be executed in any number of counterparts with the same effect as if all parties to this Agreement had signed the same document and all counterparts will be construed together and will constitute one and the same instrument.

IN WITNESS WHEREOF the parties hereto have executed this Agreement on _______________, reflecting the terms negotiated as of the date first above written.

TELEPARTNERS CONSULTING INC.
Per:	/s/ Wayne Smith
Authorized Signatory
IMAGIS TECHNOLOGIES INC.
Per:	/s/ Roy Trivett
Authorized Signatory

Signed, Sealed and Delivered by WAYNE SMITH in the	)
presence of:	)
)
)
/s/Lorraine Tsiropoulos	) /s/ Wayne Smith
Witness (Signature)	) WAYNE SMITH
Lorraine Tsiropoulos	)
Name (please print))
1100-4710 Kingsway	)
Address	)
Burnaby, BC V5H 4M2)
City, Province

EXHIBIT 10.18

CONTRACT FOR SERVICES

THIS AGREEMENT made effective as of January 1st, 2005

BETWEEN:

Imagis Technologies Inc., having its primary address at 1630- 1075
W. Georgia St., Vancouver, BC, V6E 3C9 Canada, hereinafter
"Imagis"
AND:

AG Kassam and Associates, Inc. with a primary address at 5518
129th Street, Surrey, BC, V3X 3G4, Canada, hereinafter "Kassam"

AND: Al Kassam, having a residential address at 5518 129th Street,
Surrey, BC, V3X 3G4, Canada, hereinafter "Kassam"

WHEREAS:

(A)	Kassam is an independent contractor engaged in the business of providing various corporate and consulting services to business ventures;

(B)	Imagis wishes to engage the services of Kassam;

(C)	The parties have mutually agreed to evidence the terms of Kassam service to Imagis by this Agreement;

WITNESS that in consideration of the respective covenants and agreements herein contained and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged by each party, the parties mutually agree as follows:

PART 1
INTERPRETATION

1.1	For all purposes of this Agreement, except as otherwise expressly provided or unless the context otherwise requires,

	(a)	“this Agreement” means this agreement for services from time to time supplemented or amended by one or more agreements entered into pursuant to the applicable provisions hereof,

	(b)	the words “herein”, “hereof” and “hereunder” and other words of similar import refers to this Agreement as a whole and not to any particular paragraph, subparagraph or other subdivision,

	(c)	a reference to an entity includes any entity that is a successor to such entity,

	(d)	all references to currency mean Canadian dollars (CDN$), unless otherwise specified,

	(e)	a reference to a Part is to a part of this Agreement, and the symbol § followed by a number or some combination of numbers and letters refers to the section, paragraph, subparagraph, clause or sub-clause of this Agreement so designated,

(f)	the headings are for convenience only and are not intended as a guide to interpretation of this Agreement or any portion hereof, and

(g)	a reference to a statute includes all regulations made pursuant thereto, all amendments to the statute or regulations in force from time to time, and any statute or regulation, which supplements or supersedes such statute or regulations.

PART 2
ENGAGEMENT

Engagement

2.1

Imagis hereby retains Kassam to provide services to Imagis and Kassam hereby agrees to be so retained, upon and subject to the terms and conditions hereinafter set forth for the duration of this Agreement.

Term

2.2	This Agreement will extend for 12 months unless renewed or terminated as in the manner provided for under Part 6 of this Agreement.

The initial 12 month term began on March 1st, 2004. This contract provides the new fee effective January 1st, 2005 for the following year.

Term of Reference

2.3        Under the engagement, Kassam will perform management and executive services (the “Consulting Services”) for and on behalf of Imagis as the VP of Professional Services, reporting directly to the President and CEO. Kassam covenants to ensure that he will perform within the normal guidelines and corporate direction as communicated by the Board from time to time.

PART 3
COMPENSATION

Total Compensation

3.1

Compensation for the services provided by Kassam will consist of a monthly fee (The “Fee”) of $13,833.33. Kassam will submit an invoice covering services rendered during each monthly period plus Goods and Services Tax.

Stock options

3.2

In addition to the Fee, Imagis may grant options to Kassam. The Board of Directors will review and determine all option allocations, which will then be granted in accordance with TSX Venture Exchange Policies.

Expenses

3.3

Additionally Imagis will reimburse all reasonable travel expenses, including car rentals, food and lodging and sundry expenses, and all other reasonable expenses incurred in connection with providing service hereunder to Imagis on a monthly basis. Expenses should be submitted, together with all appropriate and complete vouchers or receipts.

Other

3.4        Imagis assumes that you will take four (4) weeks vacation per annum.

Review

3.5

At the end of the first anniversary of this Agreement and annually thereafter, the Compensation Committee of Imagis will carry out an objective review of the compensation provided herein, and, if warranted, the Fee may be reassessed.

PART 4
COVENANTS

Non-Competition

4.1

Without the consent of Imagis, Kassam will not, during the term of this Agreement, whether directly or indirectly, either individually or in partnership or in conjunction with any person or persons, firm, association, syndicate, joint venture, partnership, company or corporation as principal, agent, or shareholder or in any other manner whatsoever,

(a)

engage in any business (directly or through any kind of ownership or other arrangement other than ownership of securities of publicly held corporations) primarily involved in similar activities in any country in which Imagis operates, or engage in any business with,

	(b)	accept employment with,

	(c)	provide services to, or

	(d)	carry on, be engaged in, concerned with or interested in,

any person or persons, firm, association, syndicate, joint venture, partnership, company or corporation engaged in, concerned with or interested in any business primarily involved in similar activities in any country in which Imagis operates, or is actively considering, or take any other action inconsistent with the relationship of a board member to his corporation.

4.2	Subject to the limitation contained in 4.1, 4.3 and 4.4, Kassam may make investments for its own account and in any business or enterprise whatsoever.

Non- Solicitation of Customers and Employees

4.3

Kassam shall not, without the specific prior written consent of the Board, during the term of this Agreement and for a period of one year after the termination of the Agreement, either on its own behalf or on behalf of any other person, solicit the services of or entice away any person employed by or otherwise providing services to the other Company or its direct or indirect subsidiaries to transfer business to any other person. However, nothing herein will prevent Kassam from continuing to carry on personal activities with employees of Imagis to the extent that such activities were ongoing at the date of the Agreement.

Notice of Conflict

4.4	If the Board determines that Kassam is engaging in conflicting activity and causes Kassam to be so advised in writing, Kassam will thereafter discontinue such activity within 30 days after such notice, or such longer period as the Board agrees, and Kassam will, within such 30-day period, certify in writing to Imagis that he has discontinued such activity.

Survival

4.5	The obligations of Kassam 4.3 shall, except as otherwise provided herein, survive the expiration or termination of this Agreement and shall terminate one year after the termination of this Agreement.

PART 5
DUTIES OF KASSAM

Duties

5.1	Kassam will be responsible for the management of the Professional Services team at Imagis.

5.2

With prior notification to Imagis and with Imagis’ prior written consent, which consent may be withheld at the sole and unfettered discretion of Imagis, Kassam may substitute personnel other than Al Kassam, or Kassam may delegate or subcontract the performance of any Consulting Service to any other Person (as hereinafter defined). For the purposes of this Agreement, “Person” includes, without limitation, any individual, firm, corporation, association, partnership, joint venture, consortium, trust or other entity.

Relationship of Parties

5.3

Kassam in performing its duties hereunder is acting as an independent contractor and in providing the Consulting Service, shall not be considered an employee of Imagis and, as such, entitled to any benefit plans to which regular employees of Imagis are entitled. Kassam hereby acknowledges that it is responsible for remitting its own taxes and any contributions required by law to be remitted and Imagis shall have no responsibility in respect of any failure by Kassam to properly remit such amounts when due, and Kassam agrees to indemnify and save Imagis harmless from and against assessments, losses or penalties actually incurred by Imagis in this respect.

Confidential Information

5.4	Kassam hereby covenants, agrees and acknowledges as follows:

(a)

Kassam has and will have access to and will participate in the development of or be acquainted with confidential or proprietary information and trade secrets related to the business of Imagis, its subsidiaries and affiliates (collectively, the "Companies"), including but not limited to

(i)

business plans, operating, plans, marketing plans, financial reports, operating data, budgets, wage and salary rates, pricing strategies and information, terms of agreements with suppliers or customers and others, prospect- and customer lists, patents, devices, software programs, reports, correspondence, tangible property and specifications owned by or used in the businesses of one or more of the Companies,

(ii)

information pertaining to future developments such as, but not limited to, research and development, future marketing, distribution, delivery or merchandising plans or ideas, and potential new business locations, and

		(iii)	other tangible and intangible properties, which are used in the business and operations of the Companies but not made publicly available.

The information and trade secrets relating to the business and operations of the Companies described hereinabove in this paragraph (a) are hereinafter referred to collectively as the "Confidential Information", provided that the term Confidential Information shall not include any information that is or becomes generally publicly available (other than as a result of violation of this Agreement by Kassam) or (y) that Kassam receives on a non-confidential basis from a source (other than Imagis, its affiliates or representatives) that is not known by it to be bound by an obligation of secrecy or confidentiality to the Companies or any of them.

(b)

Kassam hereby assigns to Imagis, in consideration of its engagement, all Confidential Information developed by or otherwise in the possession of Kassam at any time during the term of this Agreement, whether or not made or conceived during working hours, alone or with others, which relates to businesses or proposed businesses of any of the Companies, and Kassam agrees that all such Confidential Information shall be the exclusive property of the Companies. Upon request of the Board of Directors of Imagis, Kassam shall execute and deliver to the Companies any specific assignments or other documents appropriate to vest title in such Confidential Information.

(c)

Kassam shall not disclose, use or continue to make known for his or another's benefit any Confidential Information or use such Confidential Information in any way except in the best interests of the Companies in the performance of Kassam’ duties under this Agreement. Kassam may disclose Confidential Information when required by applicable law or judicial process, but only after notice to Imagis of Kassam’s intention to do so and opportunity for Imagis to challenge or limit the scope of the disclosure.

(d)

Kassam acknowledges and agrees that a remedy at law for any breach or threatened breach of the provisions of this §5.7 would be inadequate and, therefore, agrees that the Companies shall be entitled to injunctive relief in addition to any other available rights and remedies in case of any such breach or threatened breach; provided, however, that nothing contained herein shall be construed as prohibiting Imagis from pursuing any other rights and remedies available for such breach or threatened breach.

(e)

Kassam agrees that upon termination of its engagement by Imagis for any reason, Kassam shall forthwith return to Imagis all Confidential Information, documents, correspondence, notebooks, reports, computer programs and all other materials and copies thereof (including computer discs and other electronic media) relating in any way to the business of the Companies in any way developed or obtained by Kassam during, the period of its engagement with Imagis.

(f)

Kassam agrees for a period of one year after the termination of this Agreement not to pursue any business opportunities that were developed or evaluated at Imagis during his tenure at Imagis, except such business opportunities which have been declined by Imagis.

(g)

The obligations of Kassam under this §5.4 shall, except as otherwise provided herein, survive the expiration or termination of this Agreement and shall terminate one year after the termination of this Agreement.

PART 6
TERMINATION

Termination by Either Party

6.1

Either party may terminate this Agreement on notice given not less than, in the case of Imagis, six (6) months or, in the case of Kassam, 1 months notice. The six (6) months notice from Imagis will become the termination allowance. Notwithstanding any provision herein, Imagis will be entitled to terminate this Agreement for cause or for any breach by Kassam of any material covenant of this Agreement, in which case Kassam will have no benefit of the provisions under this Part 6.

Effect of Other Engagements

6.2

The obligation of Imagis to make payment as provided in §6.1, will not be affected by, and the amount of any such payment will not be reduced by virtue of, Kassam engaging in business on its own behalf or with others (except to the extent same is in conflict with §4.1 or 4.3), at any time after termination hereunder.

Election by Kassam

6.3	Kassam may by notice to Imagis elect to take the termination allowance to which it is entitled under §6.1 in a lump sum payment or in installments over such period as it may specify.

Cumulative Rights

6.4	The rights, powers and remedies of Kassam provided in this Agreement are cumulative and do not affect any right, power of remedy otherwise available to Kassam at law or in equity.

Return of Property

6.5

On the effective date of termination Kassam will deliver up to the Company, in a reasonable state of repair, all property, both real and personal, including documents and copies thereof, owned, leased or bailed to Imagis and used by or in the possession of Kassam.

PART 7
LIABILITY

Liability

7.1

Imagis assumes no responsibility to third parties for any costs, losses, damages, claims or liability of whatever nature resulting from any act or omission in the performance of the Consulting Services by Kassam. Kassam shall assume all risks related to the execution of all obligations arising, under this Agreement and shall defend indemnify and save harmless Imagis from all liabilities, suits, actions, losses, costs (including reasonable attorneys fees), damages, claims and demands arising out of such execution (or non-execution) or resulting from its acts or omissions.

7.2

Notwithstanding §7.1, if Kassam or any of its officers, directors or employees is or is threatened to be joined as a defendant in legal proceedings with Imagis in respect of a matter that does not primarily arise out of an act or omission of Kassam or the execution by Kassam of any obligation under the Agreement, Imagis shall indemnify and save Kassam harmless from all liabilities, suits, actions, losses, costs (including reasonable attorney fees), damages, claims and demands arising out of or pertaining to such actual or threatened joiner.

PART 8
GENERAL

Reasonableness of Restrictions and Covenants

8.1

Kassam confirms and agrees that the covenants and restrictions pertaining to Kassam contained in this Agreement, including, without limitation, those contained in §4.1 and 4.3, are reasonable and valid and hereby further acknowledges and agrees that Imagis would suffer irreparable injury in the event of any breach by Kassam of its obligations under any such covenant or restriction.

Accordingly, Kassam hereby acknowledges and agrees that damages would be an inadequate remedy at law in connection with any such breach and that Imagis shall be entitled, in addition to any other right or remedy which it may have at law, in equity or otherwise, to temporary and permanent injunctive relief enjoining and restraining Kassam from any such breach.

Set-off

8.2

Kassam hereby authorizes Imagis to set off against any amounts payable to Kassam hereunder any bona fide indebtedness of Kassam to Imagis with respect to this Agreement that has been recorded on the books and records of Imagis and of which Kassam has been given written notice of and to make deductions and to retain any portions of such payments to satisfy any such indebtedness, to the extent permitted by law.

Assignment

8.3	Neither of the parties may assign any right, benefit or interest in this Agreement without the written consent of the other, and any purported assignment without such consent will be void.

Severability

8.4

If any provision of this Agreement is unenforceable or invalid for any reason it will be severable from the remainder of this Agreement and, in its application at that time, this Agreement will be construed as though such provision was not contained herein and the remainder will continue in full force and effect and be construed as if this Agreement had been executed without the invalid or unenforceable provision.

Waiver and Consent

8.5	No consent or waiver, express or implied, by any party to or of any breach or default by any other parry of any or all of its obligations under this Agreement will

	(a)	be valid unless it is in writing and stated to be a consent or waiver pursuant to this section,

	(b)	be relied upon as a consent to or waiver of any other breach or default of the same or any other obligation,

	(c)	constitute a general waiver under this Agreement, or

(d)	eliminate or modify the need for a specific consent or waiver pursuant to this section in any other or subsequent instance

Notice

8.6

Every notice, request, demand or direction (each, for the purposes of this section, a “notice”) to be given pursuant to this Agreement by any party to another will be in writing and will be delivered or sent by registered or certified mail postage prepaid and mailed in any government post office or by email, or other similar form of written communication, in each case, addressed as above or as follows:

If to Kassam at:

email: al.kassam@imagistechnologies.com
Attention: Al Kassam

If to Imagis at:

email: royt@imagistechnologies.com
Attention: Roy Trivett, President & CEO

or to such other address as is specified by the particular party by notice to the other.

8.7	Any notice delivered or sent in accordance with §8.6 will be deemed to have been given and received

	(a)	if delivered, or emailed on the day of delivery,

	(b)	if mailed, on the earlier of the day of receipt and the sixth business day after the day of mailing, or

	(c)	if sent by any form of written communication, on the first business day following the day of transmittal.

Binding Effect

8.8	This Agreement will ensure to the benefit of and be binding upon the respective legal representatives, successors and permitted assigns of the parties.

Time of Essence

8.9        Time is of the essence in the performance of each obligation under this Agreement.

Governing Law

8.10	This Agreement shall be governed by and construed in accordance with the laws of Province of British Columbia, Canada.

Counterparts

This Agreement may be executed in any number of counterparts with the same effect as if all parties to this Agreement had signed the same document and all counterparts will be construed together and will constitute one and the same instrument.

IN WITNESS WHEREOF the parties hereto have executed this Agreement effective as of the day and year first above-written.

AG KASSAM AND ASSOCIATES, INC.
Per:	/s/ Al Kassam
Authorized Signatory
IMAGIS TECHNOLOGIES INC.
Per:	/s/ Roy Trivett
Authorized Signatory

Signed, Sealed and Delivered by AG KASSAM AND ASSOCIATES	)
in the presence of:	)
)
)
/s/Lorraine Tsiropoulos	) /s/ Al Kassam
Witness (Signature)	) AL KASSAM
Lorraine Tsiropoulos	)
Name (please print))
1100-4710 Kingsway	)
Address	)
Burnaby, BC V5H 4M2)
City, Province

EXHIBIT 10.19

Suite 1630 1075 W. Georgia Street Vancouver, BC, Canada V6E 3C9 Tel: +1.604.684.2449 Fax: +1.604.684.9314 URL: www.imagistechnologies.com

James Smith
2667 Dunlevy Street
Victoria, BC
V8R 5Z3
Dear James:
Re: Employment Agreement

The following agreement is to confirm the terms and conditions of your employment with Imagis Technologies Inc. (hereinafter “Imagis”). Please read this letter over carefully and if acceptable, sign and return one original for our records.

1.	Position

Your employment will be on a full-time basis as Vice President, Engineering, reporting to the President and CEO, Roy Trivett. You are expected to perform the duties of your position (as they may be revised from time to time by management) honestly, in good faith and to the best of your ability.

2.	Total Compensation

Your compensation will consist of a base salary of CDN$140,000, paid semi-monthly in arrears subject to customary deductions.

3.	Start Date

The official date of your new position as Vice President Engineering is January 1st, 2005.

4.	Vacation

You will receive four (4) weeks of paid vacation per calendar year.

5.	Expense Reimbursement

You will be reimbursed for all pre-authorized traveling and other out-of-pocket expenses, actually and properly incurred by you, in connection with your duties for Imagis. For the reimbursement of such expenses, you will furnish Imagis with all relevant receipts and vouchers together with the completed expense form.

6.	Company Policy

You will adhere to all Imagis policies, rules, systems and procedures as are in effect from time to time. An Imagis Policy Manual will be provided to you. The Manual outlines in detail Imagis policies, rules and systems.

7.	Company Property

Upon Imagis request during your employment and immediately on termination, you will deliver to Imagis all Imagis’ property that is or should be in your possession or control.

8.	Resignation

We hope that your service with Imagis will be long and rewarding, but in the event of your wishing to terminate your employment with Imagis, you will give a minimum of four (4) weeks prior notice in writing.

9.	Dismissal for Cause

Imagis may terminate your employment for cause at any time without notice or liability for any severance, benefits or any other Imagis obligation. Such cause includes material breach of this agreement, failure to perform your duties or to comply with Imagis policy or any dishonest act or breach by you of fiduciary duties owed by you to Imagis.

10.	Dismissal without cause

The Company may terminate your employment without cause upon notice to you as follows:

	a)	If notice is given during the first three months of your employment, one (1) months notice or payment-in-lieu based on base salary;

	b)	If notice is given after three months of employment, three (3) months notice or payment- in-lieu based on base salary;

c)

If notice is given after nine (9) months of employment, six (6) months notice or payment- in-lieu based on base salary, or the minimum notice, severance and other payments due under the British Columbia Employment Standards Act (or its successor legislation), whichever is most beneficial to you financially.

11.	Conflict of Interest

Should you determine yourself to be in a conflict of interest position with Imagis in any regard; you will call Imagis’ attention to the situation and confer with Imagis in an effort to resolve the conflict. Should such conflict or any conflict noted by Imagis be unresolvable in Imagis’ view, Imagis may, by notice to you, put you in a position to choose between resolving the conflict in Imagis’ favour or resigning from your employment with Imagis.

12.	Notice

Any notice from Imagis required under this agreement may be delivered to you personally or to your last known address and will be deemed received on the date of delivery to that address.

13.	Assignment

The rights that accrue to Imagis under this agreement will pass to its successors or assigns. Your employment is personal to you; therefore, your rights are not assignable or transferable in any manner.

14.	Severability

In the event that a court of competent jurisdiction deems any provision of this agreement void or invalid, the remaining provisions will remain in full force and effect.

15.	Waiver

The waiver by the other party of any breach of any provision of this agreement will not operate or be construed as a waiver of any subsequent breach or a violation.

16.	Interpretation

In this agreement, the following interpretations will apply:
  Words imparting the singular number include the plural and vice-versa;
  Words imparting the masculine or feminine gender include each other;
  "Company" is defined to include any corporation that is controlled by Imagis while that control exists.

17.	Supplemental Employment Agreement

Concurrently with signing this agreement, you agree to sign the Supplemental Employment Agreement, which deals with confidential information of Imagis, acknowledgment of Imagis’ title to your work product, inventions and innovations and certain post-termination obligations regarding the non-solicitation of Company staff and customers.

18.	Code of Business Conduct and Ethics.

Along with signing this agreement, you also agree to sign our Code of Business Conduct and Ethics. This code summarizing the legal, ethical and regulatory standard that Imagis must follow and is a reminder to our directors, officers and employers of the seriousness of that commitment compliance with this code and high standards of business conduct is mandatory for every Imagis employee.

19.	Entire Agreement

This agreement together with the Supplemental Employment Agreement constitutes the entire understanding between us with respect to your employment. Any modification to this agreement must be in writing and signed by both of us or it will be of no effect. This agreement supersedes all prior agreements, arrangements and discussions whether written or oral.

20.	Other

You confirm the accuracy of any information that you have supplied Imagis on any resume or application.

This agreement supersedes all previous agreements, written or oral, between the parties hereto, all of which agreements and understandings are void and of no further force and effect. I trust that you will find the terms and conditions set out above to be acceptable. If so, please confirm your acceptance of this employment agreement by signing one original and returning it to me.

Yours truly,

Imagis Technologies Inc.
“Wayne Smith”
Chief Operating Officer & VP Finance

The terms and conditions of this Employment
Agreement are understood and accepted by me:

/s/ James Smith
Signature                                    Date

EXHIBIT 10.20

IMAGIS TECHNOLOGIES INC.

www.imagistechnologies.com

January 11, 2002

Oliver "Buck" Revell
Chairman of the Board
Imagis Technologies Inc.
36 Victoria Drive, Suite A
Rowlett
Texas 75088-6062

Dear Buck,

Further to our recent discussions, this letter details the agreement between Imagis Technologies and yourself regarding your appointment as a Consultant to the company.

Under this agreement, you will

1 Advise on Imagis marketing strategy, particularly vis-a-vis federal government decision and procurement processes. In the short term there's clearly a priority on airport security.

2 Promote Imagis capabilities (and introduce Imagis staff) to:
- federal agencies
- police departments
- potential business partners such as EDS, SAIC, etc.
- Key influencers such as America's Most Wanted host, John Walsh

3 Introduce the company specifically to appropriate management in:
- the FBI
- the Center for Missing and Exploited Children
- the State Dept. for visa control and secure identity protection
- other relevant agencies and departments

4 Participate in Imagis presentations, including overseas if necessary, subject to appropriate notice and availability..

5 Identify potential candidates to represent Imagis in D.C, and assist in recruitment, arranging office space, etc.

Head Office 1075 West Georgia Street, Suite 1300 Vancouver, BC, Canada V6E 3C9 Tel. 604.684.2449 Fax: 604.684.4601
Victoria Office 1027 Pandora Avenue Victoria, BC, Canada V8V 3P6 Tel: 250.383.4201 Fax: 250.383.4705 Toll Free: 1.800.667.2066

To address these tasks effectively we believe we will require 40% of your time, or approximately 100 days per year.

The compensation package associated with adding these functions to your present role as Chairman is as follows:

1. An annual fee effective January 1st 2002 of US$100,000 paid monthly. This should be billed to Imagis together with reasonable (or pre-agreed) out-of-pocket expenses.

2. An additional grant of 100,000 options to vest over one year from January 1st 2002 with monthly pro-rata vesting, with 50,000 additional options granted for each subsequent year of the Agreement under the same terms.

3. Business class fare for international travel, with first class fare flights over ten hours. First class for domestic travel

Please confirm your acceptance of these terms by signing and returning a copy of this letter.

Iain Drummond
President & CEO

Accepted: Oliver B. Revell Date: 1/11/02

Name: Oliver "Buck" Revell

0.09

Agreement – Advisor to Imagis Technologies Inc.

Subject to the following terms and conditions and the acceptance thereof, Revell Group International Inc. ("RGI") in the person of Mr. Oliver "Buck" Revell ("REVELL"), agrees to act as special advisor to IMAGIS Technologies Inc. and its wholly-owned subsidiary, Imagis Cascade Technologies Inc. (collectively "IMAGIS"), and to provide from time to time such business and other advice as IMAGIS may reasonably request. The business and other advisory services to be provided by RGI shall include, but not be limited to:

a) Review of IMAGIS business strategy and product development plans;

b) Working with IMAGIS, its Senior Officers, the Board of Directors and such other persons as IMAGIS may from time to time request, in product marketing and promotion, in the introduction and contacting of potential business partners and clients, and in the assistance and support of corporate communications worldwide

c) Participation in discussions with stakeholders of IMAGIS as reasonably required;

d) Meeting with the Officers and Board of Directors of IMAGIS as reasonably required;

e) Providing the services of REVELL as a member of the advisory committee to the board of directors of IMAGIS;

f) Such other advice, detailed work and/or reports and advisory services as may from time to time be required.

The term of this engagement shall be three years, and may be terminated by either party for any reason upon thirty (30) days written notice to the other party provided that provisions of this agreement relating to commissions and expenses payable and incurred at the time of termination, confidentiality and indemnity, will survive such termination.

RGI shall take no part in the management of IMAGIS and shall act solely in an advisory capacity. IMAGIS agrees to compensate RGI under the following arrangement:

1 IMAGIS will provide RGI with 45,000 incentive stock options vested over three years, subject to regulatory approval, and subject to this agreement not being terminated. The exercise price of each option is C$1.00.

2 Where RGI introduces IMAGIS to a person or organization hitherto not dealing with IMAGIS, where this results in a contract and revenues to IMAGIS, IMAGIS will pay RGI a commission as defined below.

As a minimum, RGI's involvement will include contacting the decision maker/key influencer at the target organization to introduce IMAGIS, setting up the initial meeting, maintaining contact to track progress, recommending to IMAGIS any changes in strategy and approach, and helping where possible to close agreements. RGI will stay in contact with the customer during the period of the agreement to monitor customer satisfaction and identify potential additional business opportunities.

Subject to the above, IMAGIS will pay RGI a commission of 5% of the net value of the proceeds generated from product sales to clients or business partners during the period of this agreement, i.e. of cash received by IMAGIS less any direct costs incurred, and excluding service fees and annual support contracts. This percentage may be increased for specific projects where greater RGI involvement in a project is requested. Commissions due will be paid within thirty days of receipt of the contract proceeds.

3 Where IMAGIS requests REVELL to travel, IMAGIS agrees to reimburse RGI against receipts for all of its reasonable out-of-pocket expenses incurred in performing its functions hereunder for travel, accommodation, meals and such other similar disbursements as are reasonable under the circumstances. Where IMAGIS requests REVELL to travel by air, this as a minimum will be in Business Class. In order to benefit from group discounts, IMAGIS may make the travel arrangements directly. IMAGIS agrees to pay RGI expense claims within thirty business days of receipt.

The provisions of this agreement shall enure to the benefit of and be binding upon IMAGIS and RGI.

This agreement may not be assigned by either party. The agreement shall be governed by the laws of British Columbia. This agreement is subject to any requisite regulatory approvals including the approval of the Vancouver Stock Exchange. The parties hereby attorn to the jurisdiction of the courts of British Columbia with respect to any legal proceedings arising herefrom.

The arrangements ~~and terms set out~~ above are as agreed:

For Imagis Technologies Inc.	For Revell Group International
Iain Drummond	Oliver "Buck" Revell
President & CEO	President

EXHIBIT 21.1

List of Subsidiaries
Wholly-owned subsidiaries of Visiphor Corporation.:

Name	% of Ownership	Country Jurid. of Incorp

Visiphor (U.S.)	100%	State of Delaware US
Corporation
Sunaptic Solutions	100%	State of Delaware US
International, Inc.
Sunaptic Solutions Incorporated	100%	Canada

EXHIBIT 23.1

KPMG LLP	Telephone	(604) 691-3000
Chartered Accountants	Fax	(604) 691-3031
PO Box 10426 777 Dunsmiur Street	Internet	www.kpmg.ca
Vancouver BC V7Y 1K3
Canada

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors Visiphor Corporation

We consent to the incorporation by reference in the registration statement (No.333-127738) on Form S-8 of Visiphor Corporation of our report dated March 4, 2005, with respect to the consolidated balance sheet of Visiphor Corporation as of December 31, 2004 and the related consolidated statements of operations and deficit and cash flows for each year then ended, which report appears in the December 31, 2005 annual report on Form 10-KSB of Visiphor Corporation.

KPMG LLP, a Canadian limited liability partnership is the Canadian member firm of KPMG International, a Swiss Cooperative.

EXHIBIT 23.2

Grant Thornton

Grant Thornton LLP
Chartered Accountants
Management Consultants

CONSENT OF INDEPENDENT CHARTERED ACCOUNTANTS

We have issued our report dated March 15, 2006, accompanying the consolidated financial statements included in the Annual Report of Visiphor Corporation on Form 10-KSB for the year ended December 31, 2005. We hereby consent to the incorporation by reference of said report in the Registration Statement of Visiphor Corporation on Form S-8 (File No. 333-127738), effective August 17, 2005.

Grant Thornton LLP

Vancouver, Canada
March 15, 2006

Grant Thornton LLP
Chartered Accountants

P.O. Box 11177, Royal Centre
Suite 2800
1055 West Georgia Street
Vancouver, BC V6E 4N3
T (604) 687-2711
F (604) 685-6569
E Vancouver@GrantThornton.ca
W www.GrantThornton.ca

Canadian Member of Grant Thornton International

EXHIBIT 31.1

CERTIFICATION

I, Wayne Smith, certify that:

1.	I have reviewed this Annual Report on Form 10-KSB of Visiphor Corporation;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: March 17, 2006	/s/ Wayne Smith
Wayne Smith
Chief Operating Officer and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT 31.2

CERTIFICATION

I, Roy Trivett, certify that:

1.	I have reviewed this Annual Report on Form 10-KSB of Visiphor Corporation;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: March 17, 2006	/s/ Roy Trivett
Roy Trivett
President and Chief Executive Officer
(Principal Executive Officer)

EXHIBIT 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. § 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Visiphor Corporation (the “Company”) on Form 10-KSB for the period ended December 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Wayne Smith, Chief Operating Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Wayne Smith
Wayne Smith
Chief Operating Officer and Chief Financial Officer
(Principal Financial and Accounting Officer)
March 17, 2006

EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. § 1350, AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Visiphor Corporation (the “Company”) Form 10-KSB for the period ended December 31, 2004 filed with the Securities and Exchange Commission on the date hereof (the “Report), I, Roy Trivett, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Roy Trivett
Roy Trivett
Chief Executive Officer and President
(Principal Executive Officer)
March 17, 2006

1

EXHIBIT 99.1

BC FORM 51-102F1

QUARTERLY REPORT

ISSUER DETAILS:

Name of Issuer	VISIPHOR CORPORATION
For the year Ended	December 31, 2005
Date of Report	March 17, 2006
Issuer Address	1100 – 4710 Kingsway
Burnaby, British Columbia
V5H 4M2
Issuer Fax Number	(604) 684-9314
Issuer Telephone Number	(604) 684-2449
Contact Name	Wayne Smith
Contact Position	Chief Financial Officer
Contact Telephone Number	(604) 684-2449
Contact Email Address	wayne.smith@visiphor.com
Web Site Address	www.visiphor.com

CERTIFICATE

THE THREE SCHEDULES REQUIRED TO COMPLETE THIS REPORT ARE ATTACHED AND THE DISCLOSURE CONTAINED THEREIN HAS BEEN APPROVED BY THE BOARD OF DIRECTORS. A

COPY OF THIS REPORT WILL BE PROVIDED TO ANY SHAREHOLDER WHO REQUESTS IT.

Clyde Farnsworth	/s/Clyde Farnsworth	06/03/17
Name of Director	Sign (typed)	Date Signed (YY/MM/DD)
Roy Trivett	/s/ Roy Trivett	06/03/17
Name of Director	Sign (typed)	Date Signed (YY/MM/DD)

Supplementary Information to the Financial Statements

Management’s Discussion and Analysis
As at December 31, 2005

Forward-looking information

Except for statements of historical fact, certain information contained herein constitutes “forward-looking statements,” within Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In some cases, you can identify the forward-looking statements by Visiphor Corporation’s (“Visiphor” or the “Company”) use of the words such as “may,” “will,” “should,” “could,” “expect,” “plan,” “estimate,” “predict,” “potential,” “continue,” “believe,” “anticipate,” “intend,” “expect,” or the negative or other variations of these words, or other comparable words or phrases. Forward-looking statements in this Annual Report include, but are not limited to: the Company’s expectation that revenues will increase during the first two quarters of 2006 when compared to those of 2005 and that such revenues will continue to increase in the future as newly developed products and solutions continue to gain increasing customer acceptance; management’s belief that increased revenues achieved as a result of the sale of products will more than offset increased technology development costs; the Company’s ability to fund its operations in the future resulting from new orders; new contracts to be entered into the near future; the Company’s future operating expense levels; and the Company’s ability to achieve break-even operations on an operating cash flow basis during the first six months of 2006.

Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results or achievements of the Company to be materially different from any future results or achievements of the Company expressed or implied by such forward-looking statements. Such factors include, but are not limited to the following: the Company’s limited operating history; the Company’s need for additional financing; the Company’s history of losses; the Company’s dependence on a small number of customers; risks involving new product development; competition; the Company’s dependence on key personnel; risks involving lengthy sales cycles; dependence on marketing relationships; the Company’s ability to protect its intellectual property rights; risks associated with exchange rate fluctuations; risks of software defects; risks associated with product liability; risks associated with the Imagis UK partnership; the potential additional disclosure requirements for trades involving the issued common shares; the difficulty of enforcing civil liabilities against the Company or its directors or officers under United States federal securities laws; the volatility of the Company’s share price; risks associated with certain shareholders’ exercising control over certain matters; risks associated with the acquisition of Sunaptic Solutions Incorporated (“Sunaptic”) and the other risks and uncertainties described in Exhibit 99.1 to this Annual Report.

Although the Company believes that expectations reflected in these forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance, achievements or other future events. Moreover, neither the Company nor anyone else assumes responsibility for the accuracy and completeness of these forward-looking statements. The Company is under no duty to update any of these forward-looking statements after the date of this Annual Report. You should not place undue reliance on these forward-looking statements.

All dollar amounts in this quarterly report are expressed in Canadian dollars, unless otherwise indicated.

About Visiphor

Visiphor is a software product and consulting services company that is in the business of helping enterprises by “connecting what matters”. The Company specializes in the development and deployment of solutions to the problem of integrating disparate business processes and databases. In so doing, the Company has developed a number of sophisticated products and specialized consulting skills. These have allowed Visiphor to gain industry recognition as a leader in providing of advanced solutions to the “system disparity” problem that permeates the law enforcement, security, health care and financial services industries.

Visiphor provides solutions for;

  Enterprise Information Integration (EII);

  Data Migration via Extract, Transform and Load (ETL); and

  Enterprise Application Integration (EAI).

Visiphor’s products consist of servers and applications that produce one-time software licensing revenues and recurring support revenues. Its consulting services are highly specialized and focus on facilitating the solution to business integration related problems.

The Company develops and markets software products that simplify, accelerate, and economize the process of connecting existing, disparate databases. The Company’s technologies enable information owners to share data securely with internal line of business applications and external stakeholders and business partners using any combination of text or imagery. This includes searching disconnected data repositories for information about an individual using only a facial image. This allows organizations to quickly create regional information sharing networks using any combination of text or imagery.

In addition to a suite of data sharing and integration products Visiphor also has a premier consulting team, Visiphor Consulting Services, that can provide services to organizations ranging from business process management support, development of an integration strategic plan, through to the design, development and implementation of a complete data sharing and integration solution for any combination of internal applications integration, business partner integration, process automation or workflow.

Overview

The Company’s Business

The Company derives a substantial portion of its revenues, and it expects to derive a substantial portion of its revenues in the near future, from sales of its software and services to a limited number of customers. Additional revenues are achieved through the implementation and customization of software as well as from the support, training, and ongoing maintenance that results from each software sale and from consulting services revenues. The Company’s success will depend significantly upon the timing and size of future purchase orders from its largest customers as well as from the ability to maintain relationships with its existing customer base.

Typically, the Company enters into a fixed price contract with a customer for the licensing of selected software products and time and materials contracts for the provision of specific services. The Company generally recognizes total revenue for software and services associated with a contract using percentage of completion method based on the total costs incurred over the total estimated costs to complete the contract. Stand alone services contracts revenues are recognized as the services are delivered.

The Company’s revenue is dependent, in large part, on contracts from a limited number of customers. As a result, any substantial delay in the Company’s completion of a contract, the inability of the Company to obtain new contracts or the cancellation of an existing contract by a customer could have a material adverse effect on the Company’s results of operations. The loss of certain contracts could have a material adverse effect on the Company’s business, financial condition, operating results and cash flows. As a result of these and other factors, the Company’s results of operations have fluctuated in the past and may continue to fluctuate from period to period.

Recent world events and concerns regarding security have increased awareness of and interest in products that have law enforcement or other security applications, including the products and services offered by Visiphor. There can be no assurance, however, that such trends will continue or will result in increased sales of the Company’s products and services.

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

Visiphor believes the “critical” accounting policies it uses in preparation of its financial statements are as follows:

Revenue recognition

(ii) Software sales revenue:

The Company recognizes revenue consistent with the SEC Staff Accounting Bulletin No. 104 and Statement of Position 97-2, “Software Revenue Recognition”. In accordance with this Statement, revenue is recognized, except as noted below, when all of the following criteria are met: persuasive evidence of a contractual arrangement exists, title has passed, delivery and customer acceptance has occurred, the sales price is fixed or determinable and collection is reasonably assured. Cash received in advance of meeting the revenue recognition criteria is recorded as deferred revenue.

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

(iii) Support and services revenue:

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

Intangible assets with finite useful lives are amortized over their useful lives. The assets are amortized on a straight-line basis at the following annual rates, which are reviewed annually:

Asset	Term
Briyante technology	3 years
Patents	3 years
License	3 years
Customer relationships	3 years
Contract backlog	4 months

Intangible assets with indefinite useful lives are not amortized and are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test compares the carrying amount of the intangible asset with its fair value, and an impairment loss is recognized in income for the excess, if any.

Use of estimates

The preparation of financial statements in accordance with accounting principles generally accepted in Canada requires management to make estimates and assumptions that affect the amounts reported or disclosed in the financial statements. Actual amounts may differ from these estimates. Areas of significant estimate include, but are not limited to: valuation of accounts receivable; estimated useful lives of equipment and intangible assets; valuation of acquired intangible assets; valuation of stock-based awards, and the valuation allowance of future income tax assets.

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

Results of Operations for the three-month period and year ended December 31, 2005 compared to December 31, 2004:

Management believes that presenting results of operations that exclude certain non-cash expenses and certain onetime unusual expenses in addition to results of operations that include these expenses can be helpful to investors in understanding the Company's results of operations. By excluding such items, investors may be provided with a more accurate period-to-period comparison and information regarding the cash expenditures in each expense category. Non-cash expenses that are excluded in various places below include amortization amounts that the Company has incurred primarily as a result of its acquisition of certain intellectual property of Briyante and the intangibles acquired through the acquisition of Sunaptic as well as stock-based compensation that does not require cash payments and one-time unusual expenses.

Revenues

Visiphor’s total revenues for the three-month period ended December 31, 2005 were $1,150,292 compared to the prior year level of $327,016, an increase of 252%. The year-end revenues increased to $3,330,141 from the prior year level of $1,032,970, an increase of 222%. Revenues from the Company’s software products decreased to $8,196 for the current three-month period as compared to $209,919 for 2004. Software sales revenues increased by 126% to $1,446,794 for the year to date over the prior year’s level of $639,805. The increase is primarily due to two large contracts that were delivered in 2005.

Support and services revenues were 815% higher at $1,056,776 for the three-month period ended December 31, 2005 than in 2004 of $115,464. Support and services revenues for the year to date increased 366% to $1,794,343 from the prior year level of $385,075. The increase consisted of $580,630 in consulting services revenue earned as a result of the acquisition of Sunaptic that took place on November 18, 2005, and the delivery of services associated with new software sales in 2005.

As of March 15, 2006, Visiphor has work in process and contracted orders totalling $2,350,000 that are not recorded in the financial statements as at December 31, 2005. Consequently, Visiphor expects that revenues will increase in the first two quarters of 2006 when compared to the first two quarters of 2005 and will continue to increase as the Company’s current and newly developed products and solutions continue to gain increasing customer acceptance. There can be no assurance however that such future revenue will materialize or if such revenue does materialize that it will be significant.

Other revenues for the three-month period ended December 31, 2005 were $85,321, whereas other revenues of $1,633 were earned in the prior year. Other revenues increased by 1,000% for the year to date to $89,004 compared to $8,090 for 2004. The increase was due to revenue earned in 2005 of $83,784 through a contract where a subcontractor is providing the services. The payments to the sub-contractor are included in Cost of Materials. The balance of the revenue in both years was earned through interest revenue.

Operating Expenses

Operating expenses totalled $3,040,692 for the three-month period ended December 31, 2005, which is 90% greater than the 2004 operating expenses of $1,597,196. The 2005 expenses include stock-based compensation of $169,236 due to the increase of Visiphor’s employee stock option plan and $528,051 in amortization, which includes $322,713 in amortization costs for the intellectual property acquired in the Briyante acquisition and $135,369 in amortization of contract backlogs and customer relationships relating to the Sunaptic acquisition. Excluding these non-cash charges the 2005 operating expenses total $2,343,405. The 2004 expenses include stock-based compensation of $143,135 and amortization of $348,921. Excluding this expense, the operating expenses for 2004 were $1,105,140. The increase of $1,238,265 between 2005 and 2004 represents a 112% increase in operating expenses over the prior period. The increased costs include $587,802 due to the addition of a professional services department in 2005, which is responsible for the installation of software products and training customers and the addition of the consulting services division through the Sunaptic acquisition. Administration costs increased due to the addition of an investor relations department. Increased costs in all other areas were due to overall increased staffing levels and activity.

Operating expenses totalled $9,961,797 for the year ended December 31, 2005, which is 53% greater than the 2004 operating expenses of $6,490,907. The 2005 expenses include stock-based compensation of $858,209 and $1,716,746 in amortization, which includes $1,290,852 in amortization costs for the intellectual property acquired in the Briyante acquisition, and $135,369 for contract backlogs and customer relationships relating to the Sunaptic acquisition and a one-time charge of US$150,000 (CDN$177,060) to settle the OSI dispute. The dispute was settled by payment of USD$400,000, of which USD$250,000 had been accrued in a prior year. Excluding these non-cash and one-time charges the 2005 operating expenses total $7,209,782. The 2004 expenses include employee stock option expenses of $1,204,307 and amortization of $1,524,525 which includes $1,290,852 in amortization costs for the intellectual property acquired in the Briyante acquisition. Excluding these items, the operating expenses for 2004 were $3,762,076. The difference of $3,447,706 between 2005 and 2004 represents a 92% increase in operating expenses over the prior year. The increased costs over the prior period resulted from increased staffing in all departments and the associated operating costs. Staff levels have increased from 35 at January 1, 2005 to 100 at December 31, 2005. In January 2006, through the integration process with Sunaptic, the Company was able to streamline its operations, achieve operational efficiencies that allowed it to eliminate 16 employee positions. The elimination of these positions represented a reduction in expenses in excess of $1 million on an annualized basis. The Company will be recording a restructuring charge of $102,000 during the first quarter of 2006 for severance costs associated with the staff reductions. The current operating cash expense level is approximately $9,800,000 per year, and may increase if additional resources are required to meet sales demands.

Administration

Administrative costs for the three-month period ended December 31, 2005 were $665,084, which is 48% higher than for 2004 of $450,152. These costs include a stock-based compensation charge of $77,118 in 2005 and $99,713 in 2004. Excluding these charges, the administrative costs were $587,966 in 2005 versus $350,440 in 2004, which represents a 68% increase. This increase was due to adding additional staff and the related operating costs. Administrative costs include staff salaries and related benefits and travel, consulting and professional fees, facility and support costs, shareholder, regulatory and investor relations costs.

Administrative costs for the year ended December 31, 2005 were $2,781,853, which is 31% higher than for 2004 of $2,124,342. These costs include the stock-based compensation charge of $440,105 and one-time expense of US$150,000 (CDN$177,060) to settle the OSI dispute in 2005 and stock-based compensation of $838,967 in 2004. Excluding these charges, the administrative costs were $2,164,688 in 2005 compared to $1,285,375 in 2004, which represents a 68% increase. This increase consisted of $367,420 for the Company’s investor relations department in 2005 and hiring additional support staff, the related operating costs, and increased travel and legal costs. Administrative costs for future periods will be dependent upon the levels of activity in the Company.

Bad Debt Expense

The bad debt expense for the three-month period ended December 31, 2005 was $27,822 and nil in 2004.

The bad debt expense for the year ended December 31, 2005 of $70,623 consisted of three customers that defaulted on payment for software licenses. There were no bad debts incurred in 2004.

Cost of Materials

Cost of materials for the three-month period and year ended December 31, 2005 of $42,906 and $66,005, respectively, is for sub-contracted services required for the security assessments for the King County RAIN project. This was the only cost of materials expense in 2005 and there is no cost of materials expense in 2004.

Interest and Amortization

The interest expense for the three-month period ended December 31, 2005 is $49,716 is 27% less than for 2004 of $68,253. The reduction is due to interest charged on late payroll remittances to Revenue Canada recorded in 2004. The increase in amortization expense to $528,051 from $348,921 is primarily due to the increased amortization expense associated with the Sunaptic acquisition and the acquisition of computer equipment and office furniture for the additional staff hired in 2005.

The interest expense for the year ended December 31, 2005 of $69,907, which is 25% less than for 2004 of $93,562, is primarily due to interest charged on late payroll remittances to Revenue Canada recorded in 2004. The increase in amortization expense to $1,716,746 from $1,524,525 is primarily due to the amortization expense associated with the Sunaptic acquisition and acquisition of computer equipment and office furniture for the additional staff hired in 2005.

Sales and Marketing

Sales and marketing expenses for the three-month period ended December 31, 2005 were $565,098 which is 50% greater than for 2004 of $377,727. These costs include stock-based compensation charges of $26,258 in 2005 and $29,436 in 2004. Excluding these charges, the sales and marketing expenses were $538,840 in 2005 verses $348,291 in 2004 which represents a 55% increase. The increase in costs is due to the increased staff from the Sunaptic acquisition and hiring additional marketing staff in 2005.

The sales and marketing expenses for the year ended December 31, 2005 were $1,790,258, which is 31% greater than the 2004 costs of $1,362,928. These costs include stock-based compensation charges of $121,881 in 2005 and $247,672 in 2004. Excluding these charges, the sales and marketing costs were $1,668,377 in 2005 verses $1,115,256 in 2004, which represents a 50% increase. The increase is due to the increased staffing associated with the Sunaptic acquisition and the increase in its marketing team in 2005 to target opportunities where identifiable revenues exist. Sales and marketing costs are expected to increase in 2006 and future periods as the Company expands its efforts to increase revenues of both products and services.

Professional Services

Costs for the Professional Services group for the three-month period ended December 31, 2005 were $587,802. These costs include a stock-based compensation charge of $24,956. Excluding this charge, the professional services costs were $562,846. Professional Services is a new department that was initiated in the second quarter of 2005; consequently, there are no comparative figures for 2004. The professional services group is responsible for the installation of Visiphor’s products and training of Visiphor’s customers and business partners in the use of the Company’s products. It also includes the business integration consulting services division added through the acquisition of Sunaptic. The costs include salaries, travel and general overhead expenses. Costs for future periods will be dependent on the sales levels achieved by the Company.

Costs for the professional services group for the year ended December 31, 2005 were $1,212,800. These costs include a stock-based compensation charge of $103,930. Excluding this charge, the professional services costs were $1,108,870.

Technology Development

The technology development expenses for the three-month period ended December 31, 2005 were $455,899, which is 84% greater than the 2004 costs of $248,371. These costs include a stock-based compensation charge of $37,504 in 2005 and $11,583 in 2004. Excluding these charges, the technology development expenses were $418,395 in 2005 verses $236,788 in 2004, which is an increase of 77%. The increase was due to an increase in staff and the associated operating costs and travel.

The technology development expenses for the year ended December 31, 2005 were $1,745,715 which is 68% higher than the 2004 costs of $1,037,013. These costs include the stock-based compensation charge of $172,973 in 2005 and $97,461 in 2004. Excluding these charges, the technology development costs were $1,572,742 in 2005 verses $939,552 in 2004, which represents a 67% increase over 2004. This increase was primarily due to hiring additional staff and the associated costs required to maintain the Company’s enhancement of existing products and to develop new products. Management expects that the increased revenues achieved as a result of the sale of products will more than offset the increased costs. Management believes that continuing to invest in technology advancements is crucial to the future success of Visiphor, and expects that costs will continue to increase in future periods.

Technical Services

Costs for the technical services group for the three-month period ended December 31, 2005 were $118,316, which is 14% greater than the comparable 2004 costs of $103,771. These costs include stock-based compensation charges of $3,400 in 2005 and $2,402 in 2004. Excluding these charges, the technology development expenses were $114,916 in 2005 compared to $101,369 in 2004 which is a 13% increase. This increase resulted from additional staff to meet the support requirements for the sales orders described above and providing the staff required for quality assurance testing of product enhancements.

The technical services expenses for the year ended December 31, 2005 were $507,890 which is 46% higher than the 2004 costs of $348,537. These costs include the stock-based compensation charge of $19,320 in 2005 and $20,207 in 2004. Excluding these charges, the technical services costs were $488,570 in 2005 compared to $328,330 in 2004, which represents a 49% increase. The increased costs were due to an increase in staffing and the associated operating costs. The technical services group conducts quality assurance testing and provides clients with any technical support they may require under annual support contracts, and includes primarily costs for salaries, facilities and travel. Costs for future periods will be dependent on the sales levels achieved by the Company.

Net Loss for the Period

The Company's current net loss on a monthly basis is approximately $620,000. Management believes that excluding certain non-cash expenses and certain one-time unusual expenses can be helpful to investors in better understanding the Company's results of operations, because by excluding such items, investors are provided with a more accurate period-to-period comparison. Non-cash expenses that are excluded in various places below include amortization amounts that the Company has incurred primarily as a result of its acquisition of certain intellectual property of Briyante and the intangibles acquired through the acquisition of Sunaptic as well as stock-based compensation that does not require cash payments and one-time unusual expenses. When excluding such expenses, the Company's current rate of loss on a cash operating expense basis is approximately $300,000 per month.

Overall, the Company incurred a net loss for the three-month period ended December 31, 2005 of $1,890,400 or $0.06 per share, which is 49% higher than the net loss incurred during the three-months ended December 31, 2004 of $1,270,180 or $0.08 per share. Adjusting the loss to take into account the expenses described in the paragraph above, the losses become $1,193,113 for 2005 and $778,124 for 2004, representing a 53% increase.

The Company incurred a net loss for the year ended December 31, 2005 of $6,631,656 or $0.23 per share, which is 22% larger than the net loss incurred during the year ended December 31, 2004 of $5,457,937 or $0.39 per share. Adjusting the loss to take into account the non-cash and one-time expenses described above, the losses become $3,879,641 for 2005 and $2,729,105 for 2004, representing a 42% increase.

The Company has work in progress and contracted sales orders totalling $2.35 million that have not commenced installation and the revenue will not be recognised until future quarters. There can be no assurance however that such revenue will materialize or if such revenue does materialize that it will be significant.

In the Company's most recent Form 10-KSB, management stated that it believed that the Company would be able to achieve break-even operations on an EBITDA basis during the second and third quarters of 2005. Due to the timing of the completion of existing contracts and its effect upon the recognition of revenue, management revised this estimate. After excluding the Company's quarterly amortization expenses of $528,051 and any stock-based compensation expense associated with granting options, management believes that it will achieve break-even operations on a cash operating basis by the end of the second quarter of 2006.

Summary of Quarterly Results
	Q4-2005	Q3-2005	Q2-2005	Q1-2005	Q4-2004	Q3 – 2004	Q2 - 2004	Q1 - 2004
Total Revenue	$ 1,076,312	1,008,581	920,620	324,628	327,016	102,814	317,085	286,055
Loss	(1,890,400)	(1,724,775)	(1,562,291)	(1,454,190)	(1,270,180)	(1,346,203)	(1,259,753)	(1,581,801)
Net loss per share	(0.05)	(0.06)	(0.06)	(0.06)	(0.08)	(0.09)	(0.09)	(0.14)

The Company’s changes in its net losses per quarter fluctuate according to the volume of sales. As the Company currently has a small number of customers generating the majority of its revenues, there is no consistency from one quarter to the next and past quarterly performance is not considered to be indicative of future results. In the latter part of 2004 and in 2005, the Company hired additional staff to generate and meet the demands of the sales orders described above, causing a significant increase in expense levels. The Company has also significantly increased both its revenues and expenses due to the acquisition of Sunaptic, however these items are only included since the date of acquisition, November 18, 2005. The Company is not aware of any significant seasonality affecting its sales.

Liquidity and Capital Resources

The Company’s aggregated cash on hand at the beginning of the three-month period ended December 31, 2005 was $91,377. During the period, the Company received additional net funds of $3,797,012 from two private placements, $672,088 in cash from the acquisition of Sunaptic, $509,926 from the exercise of warrants, $400,000 in loans, of which $200,000 was repaid in January 2006, and $67,500 in share subscriptions for a private placement to close in the first quarter of 2006.

The Company used these funds primarily to acquire Sunaptic and finance its operating loss for the period. The impact on cash of the loss of $2,085,389, after adjustment for non-cash items and changes to other working capital accounts in the period, resulted in a negative cash flow from operations of $1,819,286. The Company acquired Sunaptic for cash of $2,720,000 plus cash acquisition costs of $168,300, repaid capital leases of $12,507 and purchased capital assets of $27,719. Overall, the Company’s cash position increased by $698,714 to $790,091 at December 31, 2005.

The Company’s aggregated cash on hand at the beginning of the year ended December 31, 2005 was $123,148. During the year, the Company received additional net funds of $6,155,490 from four private placements, $672,088 in cash from the acquisition of Sunaptic, $400,000 in loans, of which $200,000 was repaid in January 2006, and $67,500 in share subscriptions for a private placement to close in the first quarter of 2006. The Company also received proceeds of $86,630 from the exercise of options and $1,215,349 from the exercise of warrants.

The Company used these funds primarily to acquire Sunaptic and to finance its operating loss for the year. The impact on cash of the loss of $6,631,656, after adjustment for non-cash items and changes to other working capital accounts in the period, resulted in a negative cash flow from operations of $4,691,202. The Company also repaid capital leases of $56,503, and purchased capital assets of $244,109. Overall, the Company’s cash position increased by $666,943 to $790,091 at December 31, 2005.

The Company experienced unexpected delays during 2004 in concluding certain contract negotiations; consequently, completion of the associated software installations were delayed. As a result of this delayed collection of revenues, management decided to seek additional financing in order to maintain its current level of operations.

Private Placements in 2005

In January 2005, the Company completed a private placement consisting of 2,857,785 units at $0.35 per unit. Each unit consisted of one common share and one common share purchase warrant. Each warrant entitles the holder to acquire one additional common share at an exercise price of $0.45 until January 11, 2006 or at $0.55 from January 12, 2006 until January 11, 2007. The common shares and warrants were subject to a four-month hold period that expired on May 10, 2005. Finders’ fees of $72,771 in cash were paid on a portion of the private placement conducted outside the United States. The total net proceeds to Visiphor were $927,454, including $140,000 in share subscriptions at December 31, 2004.

In May 2005, the Company completed a private placement consisting of 4,250,000 units at $0.40 per unit. Each unit consisted of one common share and one-half of one common share purchase warrant. Each whole warrant entitles the holder to acquire one additional common share at an exercise price of $0.55 until May 24, 2006. The common shares and warrants were subject to a four-month hold period that expired on September 24, 2005. Finders’ fees of $128,976 in cash were paid on a portion of the private placement conducted outside the United States. In connection with this private placement, the Company issued 60,000 units as a corporate finance fee on the same terms as the units described above with the exception that the common shares and warrants shares are subject to a twelve-month hold period that expires on May 24, 2006. The Company also granted 350,000 brokers’ warrants exercisable at a price of $0.55 until May 24, 2006. The brokers’ warrant shares are subject to a four-month hold period which expires on September 24, 2005. The total net proceeds to Visiphor were $1,571,024.

In November 2005, the Company completed a private placement consisting of 8,963,034 units at $0.45 per unit. Each unit consisted of one common share and one-half of one transferable common share purchase warrant. Each whole warrant entitles the holder to acquire one additional common share at an exercise price of $0.50 until November 29, 2006. The common shares and warrants were subject to a four-month hold period that expires on March 30, 2006. The agents for the offering received commissions of $205,086 in cash, 66,666 common shares as commissions and 59,445 common shares as a corporate finance fee including GST. The agents also received 896,307 non-transferable “Agents’ Units” to purchase 896,307 units in the Corporation on or before November 29, 2007 at a price of $0.45 per Agents’ Unit. Each Agents’ Unit is comprised of one common share and one-half of one transferable common share purchase warrant. The Agents’ Warrants have the same terms and conditions as the warrants described above. The total net proceeds to Visiphor were $3,706,406.

In December 2005, the Company completed a private placement consisting of 250,000 units at $0.45 per unit. Each unit consisted of one common share and one-half of one transferable common share purchase warrant. Each whole warrant entitles the holder to acquire one additional common share at an exercise price of $0.50 until December 13, 2006. The common shares and warrants were subject to a four-month hold period that expired on April 14, 2006. The agents for the offering received commissions of $7,875 in cash. The agents also received 11,250 non-transferable “Agents’ Units” to purchase 11,250 units in the Company on or before December 13, 2007 at a price of $0.45 per Agents’ Unit. Each Agents’ Unit is comprised of one common share and one-half of one transferable common share purchase warrant. The Agents’ Warrants have the same terms and conditions as the warrants described above. The total net proceeds to Visiphor were $90,604.

Contracts in 2004 and 2005

During the final quarter of 2004, the Company was awarded a contract with PRIME Corp. of British Columbia, Canada to deploy the Visiphor flagship InForce Arrest and Booking (“InForce AB”) software as an integrated component of the province-wide Police Records Information Management Environment (“PRIME-BC”). This contract will result in revenues to the Company in excess of $800,000. The Company has received $482,011 and has an account receivable of $215,410 as at December 31, 2005. Revenue of $633,858 has been recorded with $63,563 recorded in deferred revenue which represents unearned support; the remainder of the contract is expected to be completed in early 2006.

In April 2005, the Company signed a USD$780,500 contract with King County of Washington to supply an expansion of the RAIN (Regional Automated Information Network) project for King County’s law enforcement agencies. This project will expand RAIN’s capabilities and benefits to over 3,000 officers across 23 independent police jurisdictions responsible for protecting over 1.7 million citizens. Revenues of $646,726 from this contract were recognized in 2005. The remainder is expected to be recognized during the first quarter of 2006.

In June 2005, the Company signed a contract in excess of $350,000 with DHS. The contract was received on behalf of the DHS Metadata Center of Excellence. The software will be used to design and deploy a metadata (data describing data) repository and a federal query information sharing capability. The Company has recognized $315,997 in revenue; the remainder is expected to be recognized in early 2006.

In August 2005, the Company signed a contract in excess of $400,000 with the Department of Homeland Security (DHS). The contract was received on behalf of Customs and Border Protection. The software will be used to provide a federated query application capable of simultaneously searching multiple, disparate data sources. The Company has recognized $347,200 in revenue as at December 31, 2005, the remainder is expected to be recognized during the first quarter of 2006.

Including the above contracts the Company has work in progress and contracted orders with that total an additional approximately $2,350,000. The amounts due under these contracts are expected to be received by the Company in early 2006. There can be no assurance however that any or all of such orders will result in actual revenues to the Company.

Acquisition of Sunaptic

The Company has completed the acquisition of Sunaptic, a privately-held Vancouver-based Company specializing in providing integration solutions using Microsoft technologies such as .NET and BizTalk Server for the health care and financial services marketplaces. On November 18, 2005, the Company acquired 100% of the outstanding shares of Sunaptic for consideration of $3,189,333. The consideration consisted of $2,720,000 in cash and 1,066,666 common shares of the Company at a fair value of $0.44 per share. The common shares issued by the Company are held in escrow, with 50% to be released on the 12-month anniversary of closing of the acquisition and 50% to be released on the 18-month anniversary of the closing of the acquisition.

On March 2, 2006, the Company completed a private placement consisting of 600,000 units at $0.45 per unit. Each unit consisted of one common share and one-half of one transferable common share purchase warrant. Each whole warrant entitles the holder to acquire one additional common share at an exercise price of $0.50 until March 2, 2007. The common shares and warrants are subject to a four-month hold period that expires on July 2, 2006. Finders’ fees of $23,625 were paid in cash. The total net proceeds to Visiphor were $246,375.

Management believes that the revenues from the Company’s futures sales combined with current accounts receivable, work in progress, and contracted orders will be sufficient to fund its consolidated operations. The Company believes it currently has cash sufficient to fund its operations through April 30, 2006, the Company has accounts receivable totaling in excess of $885,000 at the date of this report, and it has work in progress and contracted orders that, if completed, will generate cash sufficient to fund its operations through September 30, 2006. If the accounts receivable are not collected, certain of the contracts are not completed, or the expected sales are not received, the Company may need to raise additional funds through private placements of its securities or seek other forms of financing during the 2006 financial year. There can be no assurance that such financing will be available to the Company on terms acceptable to it, if at all. Failure to obtain adequate financing if necessary could result in significant delays in development of new products and a substantial curtailment of Visiphor’s operations. If the Company’s operations are substantially curtailed, it may have difficulty fulfilling its current and future contract obligations.

Contractual Obligations

The Company is committed to the following operating lease payments over the next three years:

Year	Equipment	Building	Total
2006	$62,981	$334,430	$397,411
2007	73,944	286,905	360,849
2008	49,149	265,904	315,053
2009	-	202,900	202,900
	$186,074	$1,090,139	$1,276,213

The lease for the Company’s head office expired on June 30, 2005 and new premises were obtained under a sublease. The terms of the sublease are for 10,938 square feet for the period of August 1, 2005 to December 30, 2009. The monthly rent is $16,908.

Off-Balance Sheet Arrangements

At December 31, 2005, the Company did not have any off-balance sheet arrangements.

Transactions with Related Parties

At December 31, 2005, accounts payable and accrued liabilities included $400,539 (at December 31, 2004 -$284,760) owed by the Company to directors and officers and companies controlled by directors and officers of the Company. These amounts are unsecured, non-interest bearing and payable on demand and consist of unpaid fees and expenses. At December 31, 2005, accounts payable and accrued liabilities included $nil (at December 31, 2004 -$300,500) owed by the Company to companies formerly related by virtue of having a director or officer in common with the Company.

Other Management Discussion & Analysis Requirements

i.	Additional information relating to the Company, including the Company’s Annual Information Form, is on available on SEDAR at www.sedar.com.

ii.	Share Capital at March 17, 2006

	(a)	Authorized:

100,000,000 common shares without par value

50,000,000 preferred shares without par value, non-voting, issuable in one or more series

	(b)	Issued

	Number
	of shares	Amount
Balance, December 31, 2003	8,845,157	$21,528,421
Issued during year for cash:
Private Placements	7,938,208	2,782,289
Special Warrants exercised	1,169,741	907,985
Issued in settlement of accounts payable	2,654,675	1,019,562
Issued for acquisition of intellectual property	187,500	75,000
Share issuance costs	-	(82,337)
Balance, December 31, 2004	20,795,281	26,230,920
Issued during year for cash:
Private Placements	16,920,819	7,117,840
Options exercised	211,895	86,630
Warrants exercised	2,887,665	1,218,576
Issued for acquisition of subsidiary (note 3)	1,066,666	469,333
Special Warrants exercised	1,007,151	781,801
Issuance of shares as share issuance costs	186,111	79,000
Fair value of options exercised	-	60,458
Share issuance costs	-	(861,835)
Balance, March 17, 2006	43,075,588	$35,182,723

(c)	Special warrants:

During October and November 2003, the Company sold a total of 9,796,087 special warrants (the “Special Warrants”) at $0.1725 per Special Warrant in a series of four tranches. Cash proceeds of $899,075 less commissions of $39,757 were received for the sale of 5,212,029 Special Warrants and 4,584,058 Special Warrants were issued in settlement of $790,750 in debt. Each Special Warrant was exercisable, for no additional consideration, into units consisting of 0.2222 common shares and 0.2222 share purchase warrants, with the exception of 1,002,899 Special Warrants issued to insiders of the Company. The units issued to insiders of the Company were exercisable into 0.2222 common shares with no share purchase warrant. Each whole warrant entitled the holder for two years from the date of issue of the Special Warrants to acquire one additional common share at an exercise price of $1.04 per share in the first year and $1.14 per share in the second year. The Special Warrants were convertible at the holders’ option at any time for an 18-month period and converted automatically at the end of the 18-months. The Company was not required to meet any conditions prior to conversion. Finder’s fees of $39,758 cash and 38,641 in brokers’ warrants exercisable at $1.04 per share were paid. The brokers’ warrants were exercisable until October 30, 2004 and have been recorded at the fair value as at the date of issue of $7,327 as a reduction in the proceeds of the Special Warrants and an increase in contributed surplus. As at December 31, 2005, 2,176,892 units have been issued on conversion of all the Special Warrants which resulted in the issuance of 2,176,892 common shares and 2,176,907 share purchase warrants.

(d)	Warrants:

At December 31, 2004, and March 24, 2006, the following warrants were outstanding:

December 31,				March 17,	Exercise
2004	Granted	Exercised	Expired	2006	price	Expiry date
1,840,671	784,300	(114,331)	(2,510,640)	-	$0.46	November 30, 2005
4,007,875	-	(125,000)	-	3,882,875	$0.75	April 28, 2006
226,584	-	-	-	226,584	$0.75	April 29, 2006
166,700	-	(80,000)	-	86,700	$0.75	May 20, 2006
	2,505,000	(125,000)	-	2,380,000	$0.55	May 24, 2006
187,500	-	-	-	187,500	$0.50	November 29, 2006
3,930,333	-	(2,143,334)	-	1,786,999	$0.50	November 30, 2006
946,166	-	-	-	946,166	$0.55	December 31, 2006
-	2,857,785	(300,000)	-	2,557,785	$0.55	January 11, 2007
-	4,481,522	-	-	4,481,522	$0.50	November 29, 2006
-	125,000	-	-	125,000	$0.50	December 13, 2006
-	300,000	-	-	300,000	$0.50	March 2, 2007
11,305,829	11,053,607	(2,887,665)	(2,510,640)	16,961,131

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

The Company has a stock option plan that was most recently approved at the Company’s annual general meeting of shareholders on June 17, 2005. Under the terms of the plan, the Company may reserve up to 5,889,756 common shares for issuance under the plan. The Company has granted stock options to certain employees, directors, advisors, and consultants. These options are granted for services provided to the Company. All options granted prior to November 25, 2003 expire five years from the date of grant with the exception of 22,222 options issued during 2002 to a consultant that expired two years from the date of grant. All options granted subsequent to November 25, 2003, expire 3 years from the date of the grant. All options vest one-third on the date of the grant, one-third on the first anniversary of the date of the grant and one-third on the second anniversary of the date of the grant. On November 25, 2003 all stock options along with the Company’s outstanding shares were consolidated on a 1 new option for 4.5 old basis. During the year ended December 31, 2004, all options outstanding as at December 31, 2003 were repriced to $0.78. For options that were granted prior to the adoption of the fair value based method, the fair value of the award was remeasured at the date of modification, and the full amount of that fair value has been recorded as compensation cost to the extent that vesting has occurred on or before December 31, 2005.

For options issued in 2003 and previously accounted for under the fair value method, modification accounting is applied. Under modification accounting, the Company recorded additional expense equal to the difference between the fair value of the original award on the date of the repricing, and the fair value of the modified award also on the date of the repricing.

A summary of the status of the Company’s stock options at March 24, 2006, and December 31, 2004 (giving retroactive effect to the 2003 share consolidation), and changes during the periods ended on those dates is presented below:

	March 17, 2006		December 31, 2004
		Weighted average		Weighted average
	Shares	exercise price	Shares	exercise price
Outstanding, beginning of period	3,092,334	$ 0.61	770,294	$ 5.26
Repriced to $0.78	-	-		(4.48)
Granted	4,247,896	0.63	2,690,925	0.58
Exercised	(211,895)	0.41	-	-
Cancelled	(576,335)	0.62	(368,885)	0.78
Outstanding, end of period	6,552,000	$ 0.63	3,092,334	$ 0.61

The following table summarizes information about stock options outstanding at March 24, 2006:

	Options outstanding			Options exercisable
	Number			Number
	outstanding	Weighted	Weighted	exercisable,	Weighted
	March 17,	remaining	average	March 17,	average
Exercise price	2006	contractual life	exercise price	2006	exercise price
$0.29	7,000	2.23	$0.29	2,334	$0.29
$0.31	30,000	2.44	$0.31	10,000	$0.31
$0.33	81,666	1.95	$0.33	5,000	$0.33
$0.34	58,333	2.60	$0.34	21,666	$0.34
$0.35	40,333	2.10	$0.35	15,001	$0.35
$0.36	10,072	1.90	$0.36	1,481	$0.36
$0.39	112,000	2.08	$0.39	37,334	$0.39
$0.40	969,700	1.41	$0.40	616,858	$0.40
$0.41	10,000	1.25	$0.41	5,000	$0.41
$0.43	25,500	2.57	$0.43	8,834	$0.43
$0.44	15,000	2.63	$0.44	5,000	$0.44
$0.45	1,317,500	2.78	$0.45	437,501	$0.45
$0.47	20,000	2.53	$0.47	6,667	$0.47
$0.49	50,000	2.44	$0.49	16,667	$0.49
$0.50	37,500	2.24	$0.50	12,834	$0.50
$0.55	10,000	1.12	$0.55	6,667	$0.55
$0.56	21,166	2.15	$0.56	4,500	$0.56
$0.57	27,999	2.18	$0.57	-	-
$0.66	132,222	1.26	$0.66	78,152	$0.66
$0.67	15,000	2.28	$0.67	5,000	$0.67
$0.68	10,000	2.37	$0.68	3,334	$0.68
$0.69	20,000	2.38	$0.69	6,667	$0.69
$0.78	1,374,890	0.76	$0.78	1,006,063	$0.78
$0.79	2,156,119	2.25	$0.79	718,720	$0.79
	6,552,000	1.74	$0.63	3,031,280	$0.63

The weighted average fair value of employee stock options granted during the year ended December 31, 2005 was $0.72 (2004: $0.86) per share purchase option. The weighted average fair value of employee stock options repriced during the period ended December 31, 2005 was $Nil (2004: $0.52) per share purchase option as at the date of the reprice. The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model using the following average inputs: volatility - 66% (2004-200%); risk free interest rate - 5% (2004-5%); option term - 3 years (2004-3 years); and dividend yield – nil (2004-nil). The total compensation expense of $858,209 (2004-$1,204,307) has been allocated to the expense account associated with each individual employee expense and credited to contributed surplus.

(g)	Agents’ Options

The November 29, 2005 private placement included non-transferable Agents’ options to purchase 896,307 units on or before November 29, 2007 at a price of $0.45 per unit. Each unit consists of one common share and one-half of one common share purchase warrant, each full warrant exercisable for one common share at $0.50 until November 29, 2006.

The December 13, 2005 private placement included non-transferable Agents’ options to purchase 11,250 units on or before December 13, 2007 at a price of $0.45 per unit. Each unit consists of one common share and one-half of one common share purchase warrant, each full warrant exercisable for one common share at $0.50 until December 13, 2006.

	March 17, 2006		December 31, 2004
		Weighted average		Weighted average
	Shares	exercise price	Shares	exercise price
Outstanding, beginning of period	-	$ -	-	$ -
Granted	907,557	0.45	-	-
Exercised	-	-	-	-
Cancelled	-	-	-	-
Outstanding, end of period	907,557	$ 0.45	-	$ -

The following table summarizes information about Agents’ stock options outstanding at March 17, 2006:

	Options outstanding and exercisable
	Number outstanding	Weighted remaining	Weighted average
Exercise price	March 17, 2006	contractual life	exercise price
$0.45	907,557	2.83	$0.45
	907,557	2.83	$0.45

The weighted average fair value of Agents’ stock options granted during the year ended December 31, 2005 was $0.16 (2004: $nil) per share purchase option. The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model using the following average inputs: volatility - 66%; risk free interest rate - 5%; option term - 3 years; and dividend yield - nil. The total value of $142,001 has been allocated to share issuance costs and credited to contributed surplus. No additional Agent’s stock options were issued in 2006.

