Form 10QSB
period 2006-03-31
Visiphor CORP
filed 2006-05-12
CIK 1088393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_______________

FORM 10-QSB

_______________

(Mark One)

☒

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Yes ☐ No ☒

As of May 10, 2006, 43,075,588 common shares of the Issuer were issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

VISIPHOR CORPORATION

FORM 10-QSB

For the Quarterly Period Ended March 31, 2006

NOTE REGARDING FORWARD-LOOKING STATEMENTS

Except for statements of historical fact, certain information contained herein constitutes “forward-looking statements,” within Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  In some cases, you can identify the forward-looking statements by Visiphor Corporation’s (“Visiphor” or the “Company”) use of the words such as “may,” “will,” “should,” “could,” “expect,” “plan,” “estimate,” “predict,” “potential,” “continue,” “believe,” “anticipate,” “intend,” “expect,” or the negative or other variations of these words, or other comparable words or phrases.  Forward-looking statements in this report include, but are not limited to, the Company’s expectation that revenues will increase during 2006 when compared to those of 2005 and that such revenues will continue to increase as newly developed products and solutions continue to gain increasing customer acceptance; management’s belief that increased revenues achieved as a result of the sale of products will more than offset increased technology development costs; the Company’s ability to fund its operations in the future resulting from current accounts receivable, work in progress and new orders; new contracts to be entered into in the near future; the Company’s future operating expense levels; and the Company’s ability to achieve break-even operations on an operating cash flow basis during the remainder of 2006.

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

PART 1 – FINANCIAL INFORMATION

Item 1.   Financial Statements

The Company’s financial statements for the three-month period ended March 31, 2006 are included in response to Item 1 and have been compiled by the Company’s management.  The financial statements should be read in conjunction with Management’s Discussion and Analysis or Plan of Operations (Part 1, Item 2) and other financial information included elsewhere in this Form 10-QSB.

VISIPHOR CORPORATION

Consolidated Balance Sheets

(Expressed in Canadian dollars)

March 31, 2006 (Unaudited) and December 31, 2005

	March 31, 2006	December 31, 2005
Assets

Current assets:
Cash and cash equivalents	$174,678	$790,091
Accounts receivable	1,705,291	1,242,392
Accrued revenue receivable	412,458	278,336
Prepaid expenses and deposit	286,621	294,270
	2,579,048	2,605,089

Equipment, net (note 3)	523,993	529,735

Goodwill (note 4)	1,684,462	1,684,462

Other intangible assets (note 6)	1,512,287	2,076,406

	$6,299,790	$6,895,692

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable and accrued liabilities (note 11)	$1,955,768	$1,676,280
Loans payable (note 7)	500,000	400,000
Deferred revenue	433,157	303,892
Capital lease obligations (note 8)	67,754	62,981
	2,956,679	2,443,153

Long-term liabilities:
Capital lease obligations (note 8)	111,095	123,093

Shareholders’ equity:
Share capital (note 9)	35,157,026	34,912,723
Share subscriptions (note 9)	-	67,500
Contributed surplus (note 10)	2,892,569	2,639,702
Deficit	(34,817,579)	(33,290,479)
	3,232,016	4,329,446

	$6,299,790	$6,895,692
Operations and going concern (note 1)
Commitments (note 14)
Subsequent event (note 15)

See accompanying notes to consolidated financial statements.

VISIPHOR CORPORATION

Consolidated Statements of Operations and Deficit

(Expressed in Canadian dollars)

(Unaudited)

For the three-month periods ended March 31, 2006 and 2005

	2006	2005

Revenue:
Software sales	$262,498	$231,358
Support and services	1,936,105	92,304
Other	116,479	966
	2,315,082	324,628

Expenses:
Administration	662,903	453,831
Amortization	622,495	382,009
Cost of materials	87,905	-
Interest	27,176	4,562
Sales and marketing	581,079	429,676
Professional services	1,283,114	115,437
Technology development (note 11)	475,048	393,303
Restructuring charge (note 12)	102,462	-
	3,842,182	1,778,818

Loss for the period	(1,527,100)	(1,454,190)

Deficit, beginning of period	(33,290,479)	(26,658,823)

Deficit, end of period	$(34,817,579)	$(28,113,013)

Loss per share – basic and diluted	$(0.04)	$(0.06)

Weighted average number of shares outstanding	42,675,588	23,335,534

See accompanying notes to consolidated financial statements.

VISIPHOR CORPORATION

Consolidated Statements of Cash Flows

(Expressed in Canadian dollars)

(Unaudited)

For the three-month periods ended March 31, 2006 and 2005

	2006	2005

Cash provided by (used for):

Operations:
Loss for the period	$(1,527,100)	$(1,454,190)
Items not involving cash:
Amortization	622,495	382,009
Stock-based compensation	252,867	102,592
Changes in non-cash operating working capital:
Accounts receivable	(462,898)	(210,115)
Accrued revenue receivable	(134,122)	(107,473)
Prepaid expenses and deposit	7,649	26,675
Accounts payable and accrued liabilities	279,488	(52,926)
Deferred revenue	129,265	523,303
	(832,356)	(790,125)

Investments:
Purchase of equipment	(44,623)	(23,589)

Financing:
Issuance of common shares for cash	202,500	860,225
Share issuance costs	(25,697)	(72,771)
Proceeds of loans payable	300,000	-
Repayment of loan payable	(200,000)	-
Capital lease repayments	(15,237)	(10,416)
	261,566	777,038

Decrease in cash	(615,413)	(36,676)

Cash and cash equivalents, beginning of the period	790,091	123,148

Cash and cash equivalents, end of the period	$174,678	$86,472

See accompanying notes to consolidated financial statements.

VISIPHOR CORPORATION

Consolidated Statements of Cash Flows, Continued

(Expressed in Canadian dollars)

(Unaudited)

For the three-month periods ended March 31, 2006 and 2005

	2006	2005

Supplementary information and disclosures:
Interest paid	$13,696	$4,562
Non-cash investing and financing transactions not included in cash flows:
Equipment acquired under capital lease	8,012	22,910
Issuance of common shares for share subscriptions received in prior period	67,500	-
See accompanying notes to consolidated financial statements.

VISIPHOR CORPORATION

Notes to Consolidated Financial Statements

(Expressed in Canadian dollars)

Period ended March 31, 2006 (Unaudited)

1.

Operations and going concern:

Visiphor Corporation (the “Company” or “Visiphor”) was incorporated under the Company Act (British Columbia) on March 23, 1998 under the name Imagis Technologies Inc. On July 6, 2005, the Company changed its name to Visiphor Corporation and continued under the Canada Business Corporation Act. The Company operates in two segments, the development and sale of software applications and solutions and the provision of business integration consulting services.

These financial statements have been prepared on a going concern basis, which includes the assumption that the Company will be able to realize its assets and settle its liabilities in the normal course of business.  For the period ended March 31, 2006, the Company incurred a loss from operations of $1,527,100 and a deficiency in operating cash flow of $832,356. In addition, the Company has incurred significant operating losses and net utilization of cash in operations in all prior periods. At March 31, 2006, the Company had a working capital deficiency of $377,631. Accordingly, the Company will require continued financial support from its shareholders and creditors until it is able to generate sufficient cash flow from operations on a sustained basis. Failure to obtain the ongoing support of its shareholders and creditors may make the going concern basis of accounting inappropriate, in which case the Company’s assets and liabilities would need to be recognized at their liquidation values. These financial statements do not include any adjustment due to this going concern uncertainty.

2.

Significant accounting policies:

The consolidated balance sheet as of March 31, 2006, the consolidated statements of operations and deficit for the three months ended March 31, 2006 and March 31, 2005, and the consolidated statements of cash flows for the three months ended March 31, 2006 and March 31, 2005, of the Company and its subsidiaries (collectively, the “Company”) are unaudited. The Company's consolidated balance sheet as of December 31, 2005, was derived from audited financial statements. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements are included herein. Other than those discussed in the notes below, such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results for a full year. The Company's consolidated financial statements and notes are presented in accordance with generally accepted accounting principles in Canada for interim financial information and in accordance with the instructions for Form 10-QSB and Article 10 of Regulation S-X, and do not contain certain information included in the Company's consolidated audited annual financial statements and notes. The consolidated financial statements and notes appearing in this report should be read in conjunction with the Company's consolidated audited financial statements and related notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, as filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2006 (file no. 000-30090).The Company prepares its financial statements in accordance with accounting principles generally accepted in Canada and, except as set out in Note 18, also complies, in all material respects, with accounting principles generally accepted in the United States of America. The financial statements reflect the following significant accounting policies:

 (a)

Basis of consolidation:

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Visiphor (US) Corporation since the date of incorporation (August 18, 2005) and Sunaptic Solutions Incorporated (“Sunaptic”), since the date of its acquisition on November 18, 2005. All material inter-company accounts and transactions have been eliminated.

2.

Significant accounting policies cont’d:

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

(d)

Intangible assets:

Intangible assets acquired either individually or with a group of other assets are initially recognized and measured at cost.  The cost of a group of intangible assets acquired in a transaction, including those acquired in a business combination that meet the specified criteria for recognition apart from goodwill, is allocated to the individual assets acquired based on their relative fair values.  The cost of internally developed intangible assets is capitalized only when technological feasibility has been established, the asset is clearly defined and costs can be reliably measured, management has both the intent and ability to produce or use the intangible asset, adequate technical and financial resources exist to complete the development, and management can demonstrate the existence of an external market or internal need for the completed product or asset. Costs incurred to enhance the service potential of an intangible asset are capitalized as a betterment when the above criteria are met. No amounts have been capitalized to date in connection with internally developed intangible assets.

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

2.

Significant accounting policies cont’d:

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

(k)

Goodwill

Goodwill represents the excess of acquisition cost over fair value of net assets for acquired businesses.  It has an indefinite useful life and is not amortized, but is tested annually for impairment.  No impairment has been recognized to date.

(l)

Comparative figures:

Certain comparative figures have been reclassified to conform with the presentation adopted in the current year.

3.

Equipment:

At March 31, 2006	Cost	Accumulated amortization	Net book value
Computer hardware	$662,458	$433,064	$229,394
Furniture and fixtures	256,847	140,592	116,255
Software	188,455	32,063	156,392
Tradeshow equipment	64,897	8,649	56,248
Leasehold improvements	135,954	22,659	113,295
	$1,308,611	$784,618	$523,993

At December 31, 2005	Cost	Accumulated amortization	Net book value
Computer hardware	$647,682	$405,852	$241,830
Furniture and fixtures	254,701	104,169	150,532
Software	152,742	147,157	5,585
Tradeshow equipment	64,897	53,957	10,940
Leasehold improvements	136,688	15,840	120,848
	$1,256,710	$726,975	$529,735

Equipment under capital lease:

Included in computer hardware is $196,209 (December 31, 2005: $188,197) of cost and accumulated amortization of $104,281 (December 31, 2005: $89,565) related to computer hardware under capital lease.

 Included in furniture and fixtures is $103,107 (December 31, 2005: $103,107) of cost and accumulated amortization of $19,050 (December 31, 2005: $13,895) related to furniture and fixtures under capital lease.

4.

Acquisition of Subsidiary

On November 18, 2005 the Company entered into an agreement to acquire a privately-held company, Sunaptic Solutions Incorporated. The Company acquired 100% of the outstanding shares of Sunaptic for consideration of $3,189,333 plus acquisition costs of $218,300.  The consideration consisted of $2,720,000 in cash and 1,066,666 common shares of the Company issued at fair value of $0.44 per share. The common shares issued by the Company are being held in escrow, with 50% to be released on the 12-month anniversary of closing of the acquisition, November 18, 2006, and 50% to be released on the 18-month anniversary of the closing of the acquisition, May 18, 2007.

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

4.

Acquisition of Subsidiary cont’d:

Current assets	$1,282,171
Equipment	89,064
Current liabilities	(619,815)
Capital lease obligation	(13,249)
Contract backlog	269,000
Customer relationships	716,000
Goodwill	1,684,462
$3,407,633

Cash	$2,720,000
Shares issued	469,333
Acquisition costs	218,300
$3,407,633

5.

Investment

On July 31, 2004 the Company entered into an agreement with a United Kingdom (“UK”) Company to form a jointly owned company, Imagis Technologies UK Limited (“Imagis UK”). Imagis UK is the exclusive distributor of Visiphor’s software products in the United Kingdom and a non-exclusive distributor on a world-wide basis. The Company owns a 25% interest in Imagis UK which it received as consideration for the grant of UK exclusivity, and the UK Company has committed to provide £500,000 (approximately $1.25 million) over two years to support the initial start-up costs of Imagis UK in consideration for a 75% ownership interest in Imagis UK. The Company’s initial investment in Imagis UK has been recorded at a nominal amount of $1 and is included in other assets (note 6). The Company’s share of Imagis UK’s income, if any, will be accounted for using the equity method. Imagis UK’s operations are in the start-up phase, and there has been no significant gain or loss to date.  The Company is not required to make any advances to Imagis UK and has not made any advances to date.

6.

Other assets:

At March 31, 2006	Cost	Accumulated amortization	Net book value
Contract backlog	$269,000	$269,000	$-
Customer relationships	716,000	99,442	616,558
Briyante Technology	3,972,552	3,076,824	895,728
Investment in Imagis UK	1	-	1
	$5,272,124	$3,445,259	$1,512,287

At December 31, 2005	Cost	Accumulated amortization	Net book value
Contract backlog	$269,000	$95,596	$173,404
Customer relationships	716,000	39,774	676,226
Briyante Technology	3,972,552	2,745,777	1,226,775
Investment in Imagis UK	1	-	1
	$5,272,124	$3,195,768	$2,076,406

7.

Loans Payable

Loans payable are payable on demand, unsecured and bear interest at the rate of 20% per annum.

8.

Capital lease obligations:

	March 31, 2006	December 31, 2005
2006, including buy-out options	$68,518	$89,373
2007, including buy-out options	91,998	88,729
2008, including buy-out options	56,274	52,205
	216,790	230,307
Implicit interest portion (9% to 21%)	(37,941)	(43,844)
	178,849	186,074
Current portion of capital lease obligations	67,754	62,981

Long-term portion of capital lease obligations	$111,095	$123,093

9.

Share capital:

(a)

Authorized:

100,000,000 common shares without par value

50,000,000 preferred shares without par value, non-voting, issuable in one or more series

(b)

Issued

	Number of shares	Amount
Balance, December 31, 2004	20,795,281	$26,230,920
Issued during year for cash:
Private Placements	16,320,819	6,847,840
Options exercised	211,895	86,630
Warrants exercised	2,887,665	1,218,576
Issued for acquisition of subsidiary	1,066,666	469,333
Special Warrants exercised	1,007,151	781,801
Issuance of shares as share issuance costs	186,111	79,000
Fair value of options exercised	-	60,458
Share issuance costs	-	(861,835)

Balance, December 31, 2005	42,475,588	34,912,723

Issued during the period for cash:
Private Placements	600,000	270,000
Share issuance costs	-	(25,697)

Balance, March 31, 2006	43,075,588	$35,157,026

9.  Share Capital  cont’d:

 (c)

Warrants:

At December 31, 2005, and March 31, 2006, the following warrants were outstanding:

December 31, 2005	Granted	Exercised	Expired	March 31, 2006	Exercise price	Expiry date
3,882,875	-	-	-	3,882,875	$0.75	April 28, 2006
226,584	-	-	-	226,584	$0.75	April 29, 2006
86,700	-	-	-	86,700	$0.75	May 20, 2006
2,380,000	-	-	-	2,380,000	$0.55	May 24, 2006
187,500	-	-	-	187,500	$0.50	November 29, 2006
1,786,999	-	-	-	1,786,999	$0.50	November 30, 2006
946,166	-	-	-	946,166	$0.55	December 31, 2006
2,557,785	-	-	-	2,557,785	$0.55	January 11, 2007
4,481,522	-	-	-	4,481,522	$0.50	November 29, 2006
125,000	-	-	-	125,000	$0.50	December 13, 2006
-	300,000	-	-	300,000	$0.50	May 2, 2007
16,661,131	300,000	-	-	16,961,131

(d)

Options:

The Company has a stock option plan that was most recently approved at the Company’s annual general meeting of shareholders on June 17, 2005.  Under the terms of the plan, the Company may reserve up to 5,889,756 common shares for issuance under the plan.  The Company has granted stock options under the plan to certain employees, directors, advisors and consultants.  These options are granted for services provided to the Company.  All existing options granted prior to November 25, 2003 expire five years from the date of grant.  All options granted subsequent to November 25, 2003, expire 3 years from the date of the grant.  All options vest one-third on the date of the grant, one-third on the first anniversary of the date of the grant and one-third on the second anniversary of the date of the grant.  On November 25, 2003, all stock options, along with the Company’s outstanding shares, were consolidated on a 1 new option for 4.5 old basis. During the year ended December 31, 2004, all options outstanding as at December 31, 2003 were repriced to $0.78. For options that were granted prior to the adoption of the fair value based method, the fair value of the award was remeasured at the date of modification, and the full amount of that fair value has been recorded as compensation cost to the extent that vesting has occurred on or before March 31, 2006.

For options issued in 2003 and previously accounted for under the fair value method, modification accounting was applied.  Under modification accounting, the Company recorded additional expense equal to the difference between the fair value of the original award on the date of the repricing and the fair value of the modified award also on the date of the repricing.

A summary of the status of the Company’s stock options at March 31, 2006 and December 31, 2005 (giving retroactive effect to the 2003 share consolidation), and changes during the periods ended on those dates is presented below:

	March 31, 2006		December 31, 2005
	Weighted average		Weighted average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding, beginning of period	5,415,500	$0.67	3,092,334	$0.61
Granted	1,399,500	0.44	2,848,396	0.72
Exercised	-	-	(211,895)	0.41
Cancelled	(283,000)	0.62	(313,335)	0.61
Outstanding, end of period	6,532,000	$0.63	5,415,500	$0.67

9.

Share Capital  cont’d:

(d)

Options cont’d:

The following table summarizes information about stock options outstanding at March 31, 2006:

	Options Outstanding		Options exercisable
Exercise price	Number outstanding March 31, 2006	Weighted remaining contractual life	Weighted average exercise price	Number exercisable, March 31, 2006	Weighted average exercise price

$0.29	7,000	2.21	$0.29	2,334	$0.29
$0.31	30,000	2.42	$0.31	10,000	$0.31
$0.33	81,666	1.93	$0.33	5,000	$0.33
$0.34	58,333	2.58	$0.34	28,335	$0.34
$0.35	40,333	2.08	$0.35	27,666	$0.35
$0.36	10,072	1.88	$0.36	5,778	$0.36
$0.39	112,000	2.06	$0.39	39,000	$0.39
$0.40	969,700	1.39	$0.40	621,859	$0.40
$0.41	10,000	1.23	$0.41	5,000	$0.41
$0.43	25,500	2.55	$0.43	8,334	$0.43
$0.44	15,000	2.61	$0.44	5,000	$0.44
$0.45	1,317,500	2.76	$0.45	437,501	$0.45
$0.47	20,000	2.52	$0.47	6,667	$0.47
$0.49	50,000	2.42	$0.49	16,667	$0.49
$0.50	27,500	2.17	$0.50	9,500	$0.50
$0.55	10,000	1.10	$0.55	6,667	$0.55
$0.56	14,500	2.14	$0.56	4,500	$0.56
$0.57	27,999	2.16	$0.57	-	-
$0.66	132,222	1.24	$0.66	112,222	$0.66
$0.67	15,000	2.26	$0.67	5,000	$0.67
$0.68	10,000	2.35	$0.68	3,334	$0.68
$0.69	20,000	2.36	$0.69	6,667	$0.69
$0.78	1,374,890	0.74	$0.78	1,374,890	$0.78
$0.79	2,152,785	2.24	$0.79	717,609	$0.79

	6,532,000	1.72	$0.63	3,460,030	$$0.65

The weighted average fair value of employee stock options granted during the period ended March 31, 2006 was $0.44 (2005-$0.37) per share purchase option. The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model using the following average inputs:  volatility - 66% (2005-56%); risk free interest rate - 5% (2005-5%); option term - 3 years (2005-3 years); and dividend yield – nil (2005-nil).  The total compensation expense of $252,867 (2005-$102,592) has been allocated to the expense account associated with each individual employee expense and credited to contributed surplus.

(e)

Agents’ Options

A November 29, 2005 private placement included non-transferable agents’ options to purchase 896,307 units on or before November 29, 2007 at a price of $0.45 per unit. Each unit consists of one common share and one-half of one common share purchase warrant, each full warrant exercisable for one common share at $0.50 until November 29, 2006.

A December 13, 2005 private placement included non-transferable agents’ options to purchase 11,250 units on or before December 13, 2007 at a price of $0.45 per unit. Each unit consists of one common share and one-half of one common share purchase warrant, each full warrant exercisable for one common share at $0.50 until December 13, 2006.

9.

Share Capital  cont’d:

(e)

Options cont’d:

A summary of the status of the Company’s Agents’ Options at March 31, 2006 and December 31, 2005 and changes during the periods ended on those dates is presented below:

	March 31, 2006		December 31, 2005
	Weighted average		Weighted average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding, beginning of period	907,557	$0.45	-	$-
Granted	-	-	907,557	0.45
Exercised	-	-	-	-
Cancelled	-	-	-	-
Outstanding, end of period	907,557	$0.45	907,557	$0.45

The following table summarizes information about agents’ stock options outstanding at March 31, 2006:

	Options outstanding and exercisable
Exercise price	Number outstanding March 31, 2006	Weighted remaining contractual life	Weighted average exercise price	Number outstanding December 31, 2005	Weighted remaining contractual life	Weighted average exercise price
$0.45	907,557	2.58	$0.45	907,557	2.83	$0.45
	907,557	2.58	$0.45	907,557	2.83	$0.45

The weighted average fair value of agents’ stock options granted during the year ended December 31, 2005 $0.16 per share purchase option. The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model using the following average inputs:  volatility - 66%; risk free interest rate - 5%; option term - 3 years; and dividend yield - nil.  The total value of $142,001 has been allocated to share issuance costs and credited to contributed surplus.

10.

Contributed surplus

Amount
Balance, December 31, 2004	$1,648,402
Value of options granted	858,209
Value of options exercised	(60,458)
Value of broker’s options	142,001
Value of warrants issued as commissions	51,548

Balance, December 31, 2005	2,639,702

Value of options granted	252,867

Balance, March 31, 2006	$2,892,569

11.

Technology development

Included in technology development expenses are net research and development costs of $25,000, consisting of incurred costs of $50,000 less a contribution of $25,000 from the National Research Council.

12.

Restructuring charge

The Company has recorded a restructuring charge of $102,462 during the first quarter of 2006 for severance costs associated with staff reductions due to the integration of its operations with those of its subsidiary company Sunaptic Solutions Incorporated.

13.

Related-party transactions not disclosed elsewhere are as follows:

At March 31, 2006, accounts payable and accrued liabilities included $464,823 (at December 31, 2005 -$422,537) owed by the Company to directors, officers and companies controlled by directors and officers of the Company. These amounts are unsecured, non-interest bearing and payable on demand and consist of unpaid fees and expenses.

14.

Commitments:

The Company is committed to the following operating lease payments over the next four years:

Year	Equipment	Building	Total
2006	$49,735	$247,626	$297,361
2007	76,322	286,905	363,227
2008	52,792	265,904	318,696
2009	-	202,900	202,900
	$178,849	$1,003,335	$1,182,184

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

15.

Subsequent Event

On April 10, 2006 the Company re-priced 1,191,562 common share purchase options granted to employees to $0.45 per share from various prices ranging from $0.47 to $0.79 per share. The vesting provisions and expiry dates of the re-priced options remain unchanged. The Company also received regulatory approval to re-price 2,535,001 common share purchase options granted to directors and officers to $0.45 per share from various prices ranging from $0.55 to $0.79 per share, subject to shareholder approval. The vesting provisions and expiry dates of the re-priced options remain unchanged. The re-pricing of the options granted to directors and officers will be voted on at the Company’s annual general meeting, which is scheduled for May 8, 2006.

As all repriced options were previously accounted for using the fair value method, modification accounting principles apply.  Under modification accounting, the incremental fair value of the benefit attributed to the repricing is measured as the difference between the fair value of the repriced award on the date of the repricing and the fair value of the old award determined on the same date.  This incremental fair value was determined to be $145,474 of which $75,760 was recognized on the date of the repricing in connection with options that were already vested at that date.

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

16.

Financial instruments and risk management con’t:

(b)

Credit risk:

The Company is exposed to credit risk only with respect to uncertainty as to timing and amount of collectibility of accounts receivable. The Company’s maximum credit risk is the carrying value of accounts receivable.

(c)

Foreign currency risk:

Foreign currency risk is the risk to the Company’s earnings that arises from fluctuations in foreign currency exchange rates, and the degree of volatility of these rates.  Management has not entered into any foreign exchange contracts to mitigate this.

17.

Segmented information:

The Company operates in two segments, being the development and sale of software applications and solutions and related services and the provision of business integration consulting services. Management of the Company makes decisions about allocating resources based on these two operating segments.  Prior to November 18, 2005, the Company operated in a single segment, being the development and sale of software applications and solutions.

	As at March 31, 2006
	Software Sales	Consulting Services	Total

Revenue	$657,000	$1,658,082	$2,315,082

Operating Expenses	2,085,618	1,106,893	3,192,511
Interest Expense	26,260	916	27,176
Amortization of Capital Assets	374,396	15,027	389,423
Amortization of Intangibles	-	233,072	233,072
Total Expenses	2,486,274	1,355,908	3,842,182

Net Profit (Loss)	$(1,829,274)	$302,174	$(1,527,100)

Total Assets	$2,906,959	$3,392,831	$6,299,790
Intangible Assets
Goodwill	$-	$1,684,462	$1,684,462
Intellectual Property	$895,729	$-	$895,729
Customer Relationships	$-	$616,558	$616,558
Equipment, net	$415,467	$108,526	$523,993
Non-cash Stock-based Compensation expense	$134,962	$117,905	$252,867
Additions to Capital Assets	$22,512	$30,123	$52,635

17.

Segmented information cont’d:

Substantially all revenue is derived from sales to customers located in Canada, the United States, and the United Kingdom.  Geographic information is as follows:

	2006	2005
Canada	$1,543,914	$23,906
United States	769,069	289,575
United Kingdom	2,099	10,237
Other	-	910
	$2,315,085	$324,628

Substantially all of the Company’s equipment is in Canada.

Major customers, representing 10% or more of total revenue are:

	2006	2005
Customer A	$537,987	$-
Customer B	414,670	-
Customer C	327,227	175,120

18.

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

Under US GAAP

•

Options granted to non-employees prior to January 1, 2002 are also required to be measured and recognized at their fair value as the services are provided and the options are earned.

•

An enterprise recognizes or, at its option, discloses the impact on net loss of the fair value of stock options and other forms of stock-based compensation awarded to employees.  While the Company has elected under U.S. GAAP to adopt fair value accounting for options awarded to employees on or after January 1, 2003, the Company has elected to continue to measure compensation cost for stock options granted to employees prior to January 1, 2003 by the intrinsic value method.

In addition, during the years ended December 31, 2001 and 2002, the Company repriced certain options and consequently, in accordance with the intrinsic value method under U.S. GAAP, such options are accounted for as variable options and net increases in the underlying common shares market price since the repricing date are recognized as compensation cost. No such options remain outstanding.

18.

United States generally accepted accounting principles cont’d:

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

 (c)

Warrant issuances for services:

During the year ended December 31, 2000, the Company issued 200,000 warrants having an exercise price of $3.50 each for services rendered.  In accordance with the Company’s accounting policies at that time, for Canadian GAAP purposes no value has been assigned to these warrant issuances.  For U.S. GAAP purposes, the fair value of these warrants would be determined based on an option pricing model and recognized as the services are provided.

(d)

Comprehensive loss:

Comprehensive loss equals net loss for all periods presented.

The effect of these accounting differences on deficit, net loss, loss per share and future income taxes under United States accounting principles are as follows:

	March 31 2006	March 31 2005
Deficit, Canadian GAAP	$(34,996,555)	$(28,113,013)
Cumulative stock based compensation (a)	(1,380,198)	(1,380,198)
Beneficial conversion options (b)	(208,200)	(208,200)
Warrants issued for services (c)	(722,000)	(722,000)

Deficit, U.S. GAAP	$(37,306,953)	$(30,423,411)
Loss for the period, Canadian and U.S. GAAP	$(1,706,076)	$(1,454,190)
Loss per share, Canadian and U.S. GAAP – basic and diluted	$(0.04)	$(0.06)

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

Visiphor provides solutions for:

•

Enterprise Information Integration (EII);

•

Data Migration via Extract, Transform and Load (ETL); and

•

Enterprise Application Integration (EAI).

Visiphor’s products consist of servers and applications that produce one-time software licensing revenues and recurring support revenues. Its consulting services are highly specialized and focus on facilitating solutions to business integration related problems.

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

Typically, the Company enters into a fixed price contract with a customer for the licensing of selected software products and time and materials contracts for the provision of specific services.  The Company generally recognizes total revenue for software and services associated with a contract using percentage of completion method based on the total costs incurred over the total estimated costs to complete the contract. Standalone services contracts revenues are recognized as the services are delivered.

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

Intangible Assets:

Intangible assets acquired either individually or with a group of other assets are initially recognized and measured at cost.  The cost of a group of intangible assets acquired in a transaction, including those acquired in a business combination that meet the specified criteria for recognition apart from goodwill, is allocated to the individual assets acquired based on their relative fair values.  The cost of internally developed intangible assets is capitalized only when technological feasibility has been established, the asset is clearly defined and costs can be reliably measured, management has both the intent and ability to produce or use the intangible asset, adequate technical and financial resources exist to complete the development, and management can demonstrate the existence of an external market or internal need for the completed product or asset. Costs incurred to enhance the service potential of an intangible asset are capitalized as a betterment when the above criteria are met. No amounts have been capitalized to date in connection with internally developed intangible assets

Intangible assets with finite useful lives are amortized over their useful lives.  The assets are amortized on a straight-line basis over the following terms, which are reviewed annually:

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

Stock-based compensation

The Company has a stock-based compensation plan, which is described in Note 9 of the Notes to the Consolidated Financial Statements.  Subsequent to January 1, 2003, the Company accounts for all stock-based payments to employees and non-employees using the fair value based method.  Under the fair value based method, stock-based payments are measured at the fair value of the consideration received, or the fair value of the equity instruments issued, whichever is more reliably measured.

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

Results of Operations for the three-month period ended March 31, 2006 compared to March 31, 2005:

Management believes that presenting results of operations that exclude certain non-cash expenses and certain one-time unusual expenses in addition to results of operations that include these expenses can be helpful to investors in understanding the Company's results of operations. By excluding such items, The Company believes investors are provided with a more accurate period-to-period comparison and information regarding the cash expenditures in each expense category.  Non-cash expenses that are excluded in various places below include amortization amounts that the Company has incurred primarily as a result of its acquisition of certain intellectual property of Briyante and the intangibles acquired through the acquisition of Sunaptic as well as stock-based compensation that does not require cash payments and one-time unusual expenses.

Revenues

Visiphor’s total revenues for the three-month period ended March 31, 2006 were $2,315,082, which is over seven times the prior year level of $324,628. The increase is primarily due to increased consulting services revenues as a result of the acquisition of Sunaptic in November of 2005. Revenues from the Company’s software products increased to $262,498 for the current three-month period as compared to $231,358 for 2005, an increase of 13%.

Support and services revenues were 20 times higher at $1,936,105 for the three-month period ended March 31, 2006 than in 2005 of $92,304. The increase consisted of $1,607,682 in consulting services revenue earned as a result of the acquisition of Sunaptic that took place on November 18, 2005, with the balance consisting of the delivery of services associated with new software sales.

As of April 30, 2006, Visiphor had work in process and contracted orders totalling $1.5 million that are not recorded in the financial statements as at March 31, 2006. Consequently, Visiphor expects that revenues will increase in the subsequent quarters of 2006 when compared to that of 2005 and will continue to increase as the Company’s current and newly developed products and solutions continue to gain increasing customer acceptance. There can be no assurance however that such future revenue will materialize or if such revenue does materialize that it will be significant.

Other revenues for the three-month period ended March 31, 2006 were $116,479, whereas other revenues of $966 were earned in the prior year. The increase was primarily due to revenue earned in 2006 of $58,894 through a contract where a sub-contractor is providing the services and $47,400 from the resale of third party software.  The costs associated with these revenues are included in Cost of materials. The balance of the revenue in both years was earned through interest revenue.

Operating Expenses

Operating expenses totalled $3,842,182 for the three-month period ended March 31, 2006, which is 116% greater than the 2005 operating expenses of $1,778,818. The 2006 expenses include stock-based compensation of $252,867 due to the increase of Visiphor’s employee stock option plan and $602,495 in amortization, which includes $322,713 in amortization costs for the intellectual property acquired in the Briyante acquisition and $233,072 in amortization of contract backlogs and customer relationships relating to the Sunaptic acquisition. Excluding these non-cash charges and the one-time restructuring charge of $102,462 the 2006 operating expenses total $2,864,358. The 2005 expenses include stock-based compensation of $102,592 and amortization of $382,009. Excluding these expenses, the operating expenses for 2005 were $1,294,217. The increase of $1,570,141 between 2006 and 2005 represents a 121% increase in operating expenses over the prior period. The increased costs include $1,106,893 due to the addition of the consulting services division through the Sunaptic acquisition which is included in the professional services department. Administration costs increased due to the addition of an investor relations department. Increased costs in all other areas were due to overall increased staffing levels and activity.

Staff levels increased from 35 at January 1, 2005 to 100 at December 31, 2005. In January 2006, through the integration process with Sunaptic, the Company was able to streamline its operations and achieve operational efficiencies that allowed it to eliminate 16 employee positions, the staff level at May 10, 2006 is 88. The elimination of these positions represented a reduction in expenses in excess of $1 million on an annualized basis. The Company has recorded a restructuring charge of $102,462 during the first quarter of 2006 for severance costs associated with the staff reductions. The current operating cash expense level is approximately $11 million per year, and may increase if additional resources are required to meet sales demands.

Administration

Administrative costs for the three-month period ended March 31, 2006 were $662,903, which is 46% higher than for 2005 of $453,831. These costs include stock-based compensation charges of $61,219 in 2006 and $68,382 in 2005. Excluding these charges, the administrative costs were $601,684 in 2006 versus $385,449 in 2005, which represents a 56% increase. This increase was due to adding an investor relations department and other additional staff and the related operating costs. Administrative costs include staff salaries and related benefits and travel, consulting and professional fees, facility and support costs, shareholder, regulatory and investor relations costs. Administrative costs for future periods will be dependent upon the levels of activity in the Company.

Cost of Materials

Cost of materials for the three-month period ended March 31, 2006 were $87,905 and $nil in 2005. This cost includes $44,004 for sub-contracted services required for the security assessments for the King County RAIN project and $43,901 for software purchased for resale to a customer.

Interest and Amortization

The interest expense for the three-month period ended March 31, 2006 is $27,176 which is 6 times greater than for 2005 of $4,562. The increase is primarily due to interest of $15,561 on loans payable. The increase in amortization expense to $622,495 from $382,009 consists primarily of $233,072 due to the increased amortization expense associated with the amortization of intangibles acquired with the Sunaptic acquisition.

Sales and Marketing

Sales and marketing expenses for the three-month period ended March 31, 2006 were $581,079 which is 35% greater than for 2005 of $429,676. These costs include stock-based compensation charges of $20,486 in 2006 and $18,373 in 2005. Excluding these charges, the sales and marketing expenses were $560,593 in 2006 verses $411,303 in 2005 which represents a 36% increase. The increase in costs is due to an increase in the number of sales staff.  Sales and marketing costs are expected to increase in future periods as the Company expands its efforts to increase revenues of both products and services.

Professional Services

Costs for the professional services group for the three-month period ended March 31, 2006 were $1,283,114 which is 11 times greater than costs for the professional services group in 2005 of $115,437. These costs include a stock-based compensation charge of $136,430 in 2006 and $4,285 in 2005. Excluding this charge, the professional services costs were $1,146,684 in 2006 and $111,152 for 2005. Professional Services is a new department that was initiated in the second quarter of 2005.  Due to the corporate reorganization some costs in other departments were reallocated to professional services during the first quarter of 2005 for comparative purposes. The professional services group is responsible for the installation of Visiphor’s products and training of Visiphor’s customers and business partners in the use of the Company’s products. It also includes the business integration consulting services division added through the acquisition of Sunaptic. The costs include salaries, travel and general overhead expenses. Costs for future periods will be dependent on the sales levels achieved by the Company.

Technology Development

The technology development expenses for the three-month period ended March 31, 2006 were $475,048, which is 21% greater than the 2005 costs of $393,303. These costs include stock-based compensation charges of $34,732 in 2006 and $11,552 in 2005. Excluding these charges, the technology development expenses were $440,316 in 2006 verses $381,751 in 2005, which is an increase of 15%. This increase was primarily due to hiring additional staff and the associated costs required to maintain the Company’s enhancement of existing products and to develop new products. Management expects that the increased revenues achieved as a result of the sale of products will more than offset the increased costs. Management believes that continuing to invest in technology advancements is crucial to the future success of Visiphor, and expects that costs will continue to increase in future periods. Included in technology development expenses for the period ended March 31, 2006 are net research and development costs of $25,000, consisting of incurred costs of $50,000 less a contribution of $25,000 from the National Research Council. There were comparable costs or recoveries in the period ended March 31, 2005.

Technical Services

The technical services department was eliminated in 2006 and the services provided have been reallocated to the professional services and technology development departments. The 2005 costs for the technical services group have been reallocated for comparative purposes.

Restructuring Charge

In January 2006, through the integration process with Sunaptic, the Company was able to streamline its operations and achieve operational efficiencies that allowed it to eliminate 16 employee positions. The Company has recorded a restructuring charge of $102,462 during the first quarter of 2006 for severance costs associated with the staff reductions.

Net Loss for the Period

The Company's current net loss on a monthly basis is approximately $509,000.  As described above, management believes that excluding certain non-cash expenses and certain one-time unusual expenses can be helpful to investors in better understanding the Company's results of operations.  When excluding such expenses, the Company's current rate of loss on a cash operating expense basis is approximately $183,000 per month.

Overall, the Company incurred a net loss for the three-month period ended March 31, 2006 of $1,527,100 or $0.04 per share, which is 5% higher than the net loss incurred during the three-months ended March 31, 2005 of $1,454,190 or $0.06 per share. Adjusting the loss to take into account the stock-based compensation of $252,867, the $602,495 in amortization and the one-time restructuring charge of $102,462 described above, the loss becomes $549,276 for 2006. Adjusting the 2005 loss for the stock-based compensation of $102,592 and amortization of $382,009 discussed above, the loss becomes $969,589 for 2005, representing a 43% decrease.

The Company has work in progress and contracted sales orders totalling $1.5 million that have not commenced installation and the revenue will not be recognised until future quarters. There can be no assurance however that such revenue will be collected or if any of such revenue from such work in progress and sales orders is collected that it will be significant or will be timely paid.

In the Company's most recent Form 10-KSB, management stated that it believed that the Company would be able to achieve break-even operations on a cash operating basis by the end of the second quarter of 2006.  While management continues to believe that it has sufficient sales and potential sales to achieve this goal, extended contract negotiations and installation delays due to customers not being ready to accept delivery of solutions may cause this to be delayed until the second half of 2006 as the recognition of the associated revenue may be delayed.

Summary of Quarterly Results

	Q1-2006	Q4-2005	Q3-2005	Q2-2005	Q1-2005	Q4-2004	Q3 – 2004	Q2 - 2004

Total Revenue	$2,315,082	1,076,312	1,008,581	920,620	324,628	327,016	102,814	317,085
Loss	(1,527,100)	(1,890,400)	(1,724,775)	(1,562,291)	(1,454,190)	(1,270,180)	(1,346,203)	(1,259,753)
Net loss per share	(0.04)	(0.05)	(0.06)	(0.06)	(0.06)	(0.08)	(0.09)	(0.09)

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

Liquidity and Capital Resources

The Company’s aggregated cash on hand at the beginning of the three-month period ended March 31, 2006 was $790,091. During the period, the Company received additional net funds of $176,803 from a private placement and $300,000 in loans payable and repaid a $200,000 loan from 2005.

The Company used these funds primarily to finance its operating loss for the period. The impact on cash of the loss of $1,527,100, after adjustment for non-cash items and changes to other working capital accounts in the period, resulted in a negative cash flow from operations of $832,356. The Company repaid capital leases of $15,237 and purchased capital assets of $44,622. Overall, the Company’s cash position decreased by $615,413 to $174,678 at March 31, 2006.

Private Placements in 2006

On March 2, 2006, the Company completed a private placement consisting of 600,000 units at $0.45 per unit. Each unit consisted of one common share and one-half of one transferable common share purchase warrant.  Each whole warrant entitles the holder to acquire one additional common share at an exercise price of $0.50 until March 2, 2007. The common shares and warrants are subject to a four-month hold period that expires on July 2, 2006. Finders’ fees of $23,625 were paid in cash. The total net proceeds to Visiphor were $246,375, which included share subscriptions of $67,500 received prior to December 31, 2005 and share issuance costs.

Management believes that the revenues from the Company’s futures sales combined with current accounts receivable, work in progress, and contracted orders will be sufficient to fund its consolidated operations. The Company believes it currently has cash, accounts receivable, and work in progress and contracted orders that, if completed, will generate cash sufficient to fund its operations through September 30, 2006. If the accounts receivable are not collected, certain of the contracts are not completed, or the expected sales are not received, the Company may need to raise additional funds through private placements of its securities or seek other forms of financing during the 2006 financial year. There can be no assurance that such financing will be available to the Company on terms acceptable to it, if at all. Failure to obtain adequate financing if necessary could result in significant delays in development of new products and a substantial curtailment of Visiphor’s operations. If the Company’s operations are substantially curtailed, it may have difficulty fulfilling its current and future contract obligations.

Contractual Obligations

The Company is committed to the following operating lease payments over the next four years:

Year	Equipment	Building	Total
2006	$49,735	$247,626	$297,361
2007	76,322	286,905	363,227
2008	52,792	265,904	318,696
2009	-	202,900	202,900
	$178,849	$1,003,335	$1,182,184

The lease for the Company’s head office expired on June 30, 2005 and new premises were obtained under a sublease. The terms of the sublease are for 10,938 square feet for the period of August 1, 2005 to December 30, 2009. The monthly rent is $16,908.

Off-Balance Sheet Arrangements

At March 31, 2006, the Company did not have any off-balance sheet arrangements.

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

Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. During the quartered ended December 31, 2005, the Company’s independent auditors, Grant Thornton LLP, advised management and the audit committee of our board of directors of matters that they considered to be material weaknesses in the Company’s internal controls.  The weaknesses were comprised of: insufficient systems and controls in place to evaluate the Company’s internal control; insufficient segregation of duties; and inadequate preventive controls with too much reliance on detective and manual controls.  The Company continues to take steps to correct these weaknesses.

Other than continuing to address the weaknesses discussed above, during the quarter ended March 31, 2006, there were no significant changes in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

On March 3, 2006, the Company completed a private placement consisting of 600,000 units (the “Units”) at a price of $0.45 per Unit, for gross proceeds of $270,000.  Each Unit is comprised of one common share and one-half of one transferable common share purchase warrant (each whole warrant, a “Warrant”), each Warrant entitling the holder to purchase one additional common share at the price of $0.50 per share on or before March 2, 2007.  The securities are subject to a four-month hold period that expires on July 2, 2006.  The net proceeds to the Company, less cash finders’ fees of $23,625, were $246,375.

The Units were issued to persons located outside the United States who were not “U.S. persons”, as such term is defined in Regulation S (“Regulation S”) promulgated under the Securities Act in reliance upon the exclusion from registration available under Regulation S.

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

3.1(5)	Articles of Continuance
3.2(5)	Bylaw No.1
4.1(1)	Shareholder Agreement dated February 23, 1999 among the original shareholders and the Former Visiphor Shareholders
10.1(2)	Revolving Line of Credit dated February 21, 2003 between Visiphor and Altaf Nazerali
10.2(2)	Amended and Restated Loan Agreement: RevolvingLine of Credit dated April 15, 2003 between Visiphor and Altaf Nazerali
10.3(2)	General Security Agreement dated April 15, 2003 between Visiphor and Altaf Nazerali
10.4(2)	Grid Promissory Note dated February 21, 2003 between Visiphor and Altaf Nazerali
10.5(2)	Grid Promissory Note Amended and Restated dated April 15, 2003 between Visiphor and Altaf Nazerali
10.6(2)	Source Code License Agreement dated April 15, 2003 between Visiphor and Altaf Nazerali
10.7(2)	Source Code Escrow Agreement dated April 15, 2003 between Visiphor and Altaf Nazerali
10.8(3)	Debenture Agreement between Visiphor and 414826 B.C. Ltd dated May 30, 2003
10.9(4)	Consulting Agreement dated July 15, 2003 between Visiphor and Roy Trivet
10.10(6)	Visiphor Corporation Stock Option Plan
10.11(8)	Sublease agreement between Shaw Cablesystems Limited and Visiphor
10.12(8)	Release of Claims Agreement between OSI Systems, Inc. and Visiphor dated September 14, 2005
10.13(9)	Placement Agent Agreement, effective as of November 7, 2005, between Visiphor and Certain Agents.
10.14(10)	Lease Agreement between Bremmvic Holdings Limited and Visiphor dated September 14, 2005
10.15(10)	Sublease agreement between International Vision Direct and Visiphor dated November 1, 2004
10.16(10)	Consulting Agreement with Trivett Holdings and Visiphor dated January 1, 2005
10.17(10)	Consulting Agreement with TelePartners and Visiphor dated January 1, 2005
10.18(10)	Consulting Agreement with AG Kassam and Visiphor dated January 1, 2005
10.19(10)	Employment Agreement with Colby James Smith and Visiphor dated January 1, 2005
10.20(10)	Consulting Agreement with Oliver “Buck” Revell and Visiphor dated January 1, 2005
31.1	Section 302 Certification
31.2	Section 302 Certification
32.1	Section 906 Certification
32.2	Section 906 Certification
99.1	Risk Factors
99.2	Form 51-9Form 51-901F as required by the British Columbia Securities Commission

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

(5)

Previously filed as part of Visiphor’s Current Report on Form 8-K filed on July 18, 2005.

(6)

Previously filed as part of Visiphor’s Current Report on Form 8-K filed on June 23, 2005.

(7)

Previously filed as part of Visiphor’s Current Report on Form 8-K filed on October 5, 2005.

(8)

Previously filed as part of Visiphor’s Quarterly Report on Form 10-QSB for the period ended September 30, 2005.

(9)

Previously filed as part of Visiphor’s Current Report on Form 8-K filed on November 30, 2005.

(10)

Previously filed as part of Visiphor’s Annual Report on Form 10-QSB for the period ended December 31, 2005.

SIGNATURES

In accordance with the requirements of the Exchange Act, the issuer has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISIPHOR CORPORATION

Date: May 10, 2006

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

Date: May 10, 2006

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

Date: May 10, 2006

/s/ Roy Trivett

Roy Trivett

Chief Executive Officer

        (Principal Executive Officer)

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. § 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Visiphor Corporation  (the “Company”) on Form 10-QSB for the period ended March 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Wayne Smith, Chief Operating Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Wayne Smith Wayne Smith Chief Operating Officer and Chief Financial Officer (Principal Financial and Accounting Officer) May 10, 2006

Exhibit 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. § 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Visiphor Corporation  (the “Company”) on Form 10-QSB for the period ended March 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Roy Trivett, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Roy Trivett Roy Trivett Chief Executive Officer (Principal Executive Officer) May 10, 2006

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

History of Losses; Ability to Continue as a Going Concern

The Company commenced operations in March 1998. The Company incurred net losses of $6,631,656 and $5,457,937 in the years ended December 31, 2005 and December 31, 2004, respectively and net losses of $1,527,100 and $1,454,190 in the periods ended March 31, 2006 and March 31, 2005 respectively.  The Company has never been profitable and there can be no assurance that, in the future, the Company will be profitable on a quarterly or annual basis.

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

Need for Additional Financing

Management believes that the revenues from the Company’s futures sales combined with current accounts receivable, work in progress, and contracted orders will be sufficient to fund its consolidated operations. The Company believes it currently has cash, accounts receivable, and work in progress and contracted orders that, if completed, will generate cash sufficient to fund its operations through September 30, 2006. If the accounts receivable are not collected, certain of the contracts are not completed, or the expected sales are not received, the Company may need to raise additional funds through private placements of its securities or seek other forms of financing during the 2006 financial year. There can be no assurance that such financing will be available to the Company on terms acceptable to it, if at all. Failure to obtain adequate financing if necessary could result in significant delays in development of new products and a substantial curtailment of Visiphor’s operations. If the Company’s operations are substantially curtailed, it may have difficulty fulfilling its current and future contractual obligations.

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

2

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

Proprietary Technology

The Company’s success is dependent upon its ability to protect its intellectual property rights. The Company relies principally upon a combination of copyright, patent and trade secret laws, non-disclosure agreements and other contractual provisions to establish and maintain its rights. The source codes for the Company’s products and technology are protected both as trade secrets and as unpublished copyrighted works. As part of its confidentiality procedures, the Company enters into nondisclosure and confidentiality agreements with each of its key employees, consultants, distributors, customers and corporate partners, to limit access to and distribution of its software, documentation and other proprietary information. There can be no assurance that the Company’s efforts to protect its intellectual property rights will be successful. Despite the Company’s efforts to protect its intellectual property rights, unauthorized third-parties, including competitors, may be able to copy or reverse engineer certain portions of the Company’s software products, and use such copies to create competitive products.

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

Exchange Rate Fluctuations

Because the Company’s reporting currency is the Canadian dollar, its operations outside Canada face additional risks, including fluctuating currency values and exchange rates, hard currency shortages and controls on currency exchange. The Company does not currently engage in hedging activities or enter into foreign currency contracts in an attempt to reduce the Company’s exposure to foreign exchange risks. In addition, to the extent the Company has operations outside Canada, it is subject to the impact of foreign currency fluctuations and exchange rate changes on the Company’s reporting in its financial statements of the results from such operations outside Canada. Since such financial statements are prepared utilizing Canadian dollars as the basis for presentation, results from operations outside Canada reported in the financial statements must be restated in Canadian dollars utilizing the appropriate foreign currency exchange rate, thereby subjecting such results to the impact of currency and exchange rate fluctuations.

3

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

The Company UK Partnership

On July 31, 2004, the Company entered into an agreement with Centrom Limited (“Centrom”) of the United Kingdom to form a jointly owned subsidiary, Imagis Technologies UK Limited (“Imagis UK”). Imagis UK, a subsidiary of Centrom, is the exclusive distributor of Visiphor’s software products in the UK and a non-exclusive distributor on a world-wide basis. Visiphor owns a 25% interest in Imagis UK in consideration of the grant of UK exclusivity, and Centrom has committed to provide £500,000 (approximately $1.25 million) over the next two years to support the initial start-up costs of Imagis UK in consideration of a 75% ownership. Centrom’s commitment is being met through a combination of cash and services, with the services portion being provided at Centrom’s cost without any mark-up. The Company UK’s operations are in the start-up phase and there has been no significant gain or loss to date. The Company is not required to make any advances to The Company UK and has not made any advances to date.

There can be no assurance that the relationships with Imagis UK and Centrom will prove to be successful in the future or will result in any material revenue for the Company.

Acquisition of Sunaptic

As a result of the acquisition of Sunaptic, significant demands have been placed on the Company’s managerial, operational and financial personnel and systems.  No assurance can be given that the Company’s systems, procedures and controls will be adequate to support the expansion of its operations resulting from the acquisition.  Future operating results will be affected by the ability of the Company’s officers and key employees to manage changing business conditions and acquisitions and to implement and improve operational and financial controls and reporting systems.

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

4

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

Certain Shareholders May Exercise Control over Matters Voted Upon by the Company's Shareholders

Certain of the Company’s officers, directors and entities affiliated with the Company together beneficially owned a significant portion of the Company’s outstanding common shares as of March 31, 2006. While these shareholders do not hold a majority of the Company’s outstanding common shares, they will be able to exercise significant influence over matters requiring shareholder approval, including the election of directors and the approval of mergers, consolidations and sales of the Company’s assets. This may prevent or discourage tender offers for the Company’s common shares.

Additional Disclosure Requirements Imposed on Penny Stock Trades

Since the trading price of Visiphor’s common shares is less than US$5.00 per share, trading in its common shares may be subject to the requirements of certain rules promulgated under the Exchange Act, which require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a penny stock.  Such additional disclosure includes, but is not limited to, U.S. broker-dealers delivering to customers certain information regarding the risks and requirements of investing in penny stocks, the offer and bid prices for the penny stock and the amount of compensation received by the broker-dealer with respect to any proposed transaction. The additional burdens imposed upon broker-dealers may discourage broker-dealers from effecting transactions in Visiphor’s common shares, which could reduce the liquidity of Visiphor’s common shares and thereby have a material adverse effect on the trading market for Visiphor’s securities.

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

5

BC FORM 51-102F1

QUARTERLY REPORT

ISSUER DETAILS:

Name of Issuer	VISIPHOR CORPORATION
For Quarter Ended	March 31, 2006
Date of Report	May 10, 2006
Issuer Address	1100 – 4710 Kingsway Burnaby, British Columbia V5H 4M2
Issuer Fax Number	(604) 684-9314
Issuer Telephone Number	(604) 684-2449
Contact Name	Wayne Smith
Contact Position	Chief Financial Officer
Contact Telephone Number	(604) 684-2449
Contact Email Address	wayne.smith@visiphor.com
Web Site Address	www.visiphor.com

CERTIFICATE

THE THREE SCHEDULES REQUIRED TO COMPLETE THIS REPORT ARE ATTACHED AND THE DISCLOSURE CONTAINED THEREIN HAS BEEN APPROVED BY THE BOARD OF DIRECTORS.  A COPY OF THIS REPORT WILL BE PROVIDED TO ANY SHAREHOLDER WHO REQUESTS IT.

Clyde Farnsworth Name of Director	/s/Clyde Farnsworth Sign (typed)	06/5/10 Date Signed (YY/MM/DD)

Roy Trivett Name of Director	/s/ Roy Trivett Sign (typed)	06/5/10 Date Signed (YY/MM/DD)

Supplementary Information to the Financial Statements

Management’s Discussion and Analysis

As at May 10, 2006

Forward-looking information

Except for statements of historical fact, certain information contained herein constitutes “forward-looking statements,” within Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  In some cases, you can identify the forward-looking statements by Visiphor Corporation’s (“Visiphor” or the “Company”) use of the words such as “may,” “will,” “should,” “could,” “expect,” “plan,” “estimate,” “predict,” “potential,” “continue,” “believe,” “anticipate,” “intend,” “expect,” or the negative or other variations of these words, or other comparable words or phrases.  Forward-looking statements in this report include, but are not limited to, the Company’s expectation that revenues will increase during 2006 when compared to those of 2005 and that such revenues will continue to increase as newly developed products and solutions continue to gain increasing customer acceptance; management’s belief that increased revenues achieved as a result of the sale of products will more than offset increased technology development costs; the Company’s ability to fund its operations in the future resulting from current accounts receivable, work in progress and new orders; new contracts to be entered into in the near future; the Company’s future operating expense levels; and the Company’s ability to achieve break-even operations on an operating cash flow basis during the remainder of 2006.

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

Visiphor provides solutions for:

•

Enterprise Information Integration (EII);

•

Data Migration via Extract, Transform and Load (ETL); and

•

Enterprise Application Integration (EAI).

Visiphor’s products consist of servers and applications that produce one-time software licensing revenues and recurring support revenues. Its consulting services are highly specialized and focus on facilitating solutions to business integration related problems.

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

Typically, the Company enters into a fixed price contract with a customer for the licensing of selected software products and time and materials contracts for the provision of specific services.  The Company generally recognizes total revenue for software and services associated with a contract using percentage of completion method based on the total costs incurred over the total estimated costs to complete the contract. Standalone services contracts revenues are recognized as the services are delivered.

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

Intangible Assets:

Intangible assets acquired either individually or with a group of other assets are initially recognized and measured at cost.  The cost of a group of intangible assets acquired in a transaction, including those acquired in a business combination that meet the specified criteria for recognition apart from goodwill, is allocated to the individual assets acquired based on their relative fair values.  The cost of internally developed intangible assets is capitalized only when technological feasibility has been established, the asset is clearly defined and costs can be reliably measured, management has both the intent and ability to produce or use the intangible asset, adequate technical and financial resources exist to complete the development, and management can demonstrate the existence of an external market or internal need for the completed product or asset. Costs incurred to enhance the service potential of an intangible asset are capitalized as a betterment when the above criteria are met. No amounts have been capitalized to date in connection with internally developed intangible assets

Intangible assets with finite useful lives are amortized over their useful lives.  The assets are amortized on a straight-line basis over the following terms, which are reviewed annually:

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

Stock-based compensation

The Company has a stock-based compensation plan, which is described in Note 9 of the Notes to the Consolidated Financial Statements.  Subsequent to January 1, 2003, the Company accounts for all stock-based payments to employees and non-employees using the fair value based method.  Under the fair value based method, stock-based payments are measured at the fair value of the consideration received, or the fair value of the equity instruments issued, whichever is more reliably measured.

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

Results of Operations for the three-month period ended March 31, 2006 compared to March 31, 2005:

Management believes that presenting results of operations that exclude certain non-cash expenses and certain one-time unusual expenses in addition to results of operations that include these expenses can be helpful to investors in understanding the Company's results of operations. By excluding such items, The Company believes investors are provided with a more accurate period-to-period comparison and information regarding the cash expenditures in each expense category.  Non-cash expenses that are excluded in various places below include amortization amounts that the Company has incurred primarily as a result of its acquisition of certain intellectual property of Briyante and the intangibles acquired through the acquisition of Sunaptic as well as stock-based compensation that does not require cash payments and one-time unusual expenses.

Revenues

Visiphor’s total revenues for the three-month period ended March 31, 2006 were $2,315,082, which is over seven times the prior year level of $324,628. The increase is primarily due to increased consulting services revenues as a result of the acquisition of Sunaptic in November of 2005. Revenues from the Company’s software products increased to $262,498 for the current three-month period as compared to $231,358 for 2005, an increase of 13%.

Support and services revenues were 20 times higher at $1,936,105 for the three-month period ended March 31, 2006 than in 2005 of $92,304. The increase consisted of $1,607,682 in consulting services revenue earned as a result of the acquisition of Sunaptic that took place on November 18, 2005, with the balance consisting of the delivery of services associated with new software sales.

As of April 30, 2006, Visiphor had work in process and contracted orders totalling $1.5 million that are not recorded in the financial statements as at March 31, 2006. Consequently, Visiphor expects that revenues will increase in the subsequent quarters of 2006 when compared to that of 2005 and will continue to increase as the Company’s current and newly developed products and solutions continue to gain increasing customer acceptance. There can be no assurance however that such future revenue will materialize or if such revenue does materialize that it will be significant.

Other revenues for the three-month period ended March 31, 2006 were $116,479, whereas other revenues of $966 were earned in the prior year. The increase was primarily due to revenue earned in 2006 of $58,894 through a contract where a sub-contractor is providing the services and $47,400 from the resale of third party software.  The costs associated with these revenues are included in Cost of materials. The balance of the revenue in both years was earned through interest revenue.

Operating Expenses

Operating expenses totalled $3,842,182 for the three-month period ended March 31, 2006, which is 116% greater than the 2005 operating expenses of $1,778,818. The 2006 expenses include stock-based compensation of $252,867 due to the increase of Visiphor’s employee stock option plan and $602,495 in amortization, which includes $322,713 in amortization costs for the intellectual property acquired in the Briyante acquisition and $233,072 in amortization of contract backlogs and customer relationships relating to the Sunaptic acquisition. Excluding these non-cash charges and the one-time restructuring charge of $102,462 the 2006 operating expenses total $2,864,358. The 2005 expenses include stock-based compensation of $102,592 and amortization of $382,009. Excluding these expenses, the operating expenses for 2005 were $1,294,217. The increase of $1,570,141 between 2006 and 2005 represents a 121% increase in operating expenses over the prior period. The increased costs include $1,106,893 due to the addition of the consulting services division through the Sunaptic acquisition which is included in the professional services department. Administration costs increased due to the addition of an investor relations department. Increased costs in all other areas were due to overall increased staffing levels and activity.

Staff levels increased from 35 at January 1, 2005 to 100 at December 31, 2005. In January 2006, through the integration process with Sunaptic, the Company was able to streamline its operations and achieve operational efficiencies that allowed it to eliminate 16 employee positions; the staff level at May 10, 2006 is 88. The elimination of these positions represented a reduction in expenses in excess of $1 million on an annualized basis. The Company has recorded a restructuring charge of $102,462 during the first quarter of 2006 for severance costs associated with the staff reductions. The current operating cash expense level is approximately $11 million per year, and may increase if additional resources are required to meet sales demands.

Administration

Administrative costs for the three-month period ended March 31, 2006 were $662,903, which is 46% higher than for 2005 of $453,831. These costs include stock-based compensation charges of $61,219 in 2006 and $68,382 in 2005. Excluding these charges, the administrative costs were $601,684 in 2006 versus $385,449 in 2005, which represents a 56% increase. This increase was due to adding an investor relations department and other additional staff and the related operating costs. Administrative costs include staff salaries and related benefits and travel, consulting and professional fees, facility and support costs, shareholder, regulatory and investor relations costs. Administrative costs for future periods will be dependent upon the levels of activity in the Company.

Cost of Materials

Cost of materials for the three-month period ended March 31, 2006 were $87,905 and $nil in 2005. This cost includes $44,004 for sub-contracted services required for the security assessments for the King County RAIN project and $43,901 for software purchased for resale to a customer.

Interest and Amortization

The interest expense for the three-month period ended March 31, 2006 is $27,176 which is 6 times greater than for 2005 of $4,562. The increase is primarily due to interest of $15,561 on loans payable. The increase in amortization expense to $622,495 from $382,009 consists primarily of $233,072 due to the increased amortization expense associated with the amortization of intangibles acquired with the Sunaptic acquisition.

Sales and Marketing

Sales and marketing expenses for the three-month period ended March 31, 2006 were $581,079 which is 35% greater than for 2005 of $429,676. These costs include stock-based compensation charges of $20,486 in 2006 and $18,373 in 2005. Excluding these charges, the sales and marketing expenses were $560,593 in 2006 verses $411,303 in 2005 which represents a 36% increase. The increase in costs is due to an increase in the number of sales staff.  Sales and marketing costs are expected to increase in future periods as the Company expands its efforts to increase revenues of both products and services.

Professional Services

Costs for the professional services group for the three-month period ended March 31, 2006 were $1,283,114 which is 11 times greater than costs for the professional services group in 2005 of $115,437. These costs include a stock-based compensation charge of $136,430 in 2006 and $4,285 in 2005. Excluding this charge, the professional services costs were $1,146,684 in 2006 and $111,152 for 2005. Professional Services is a new department that was initiated in the second quarter of 2005.  Due to the corporate reorganization some costs in other departments were reallocated to professional services during the first quarter of 2005 for comparative purposes. The professional services group is responsible for the installation of Visiphor’s products and training of Visiphor’s customers and business partners in the use of the Company’s products. It also includes the business integration consulting services division added through the acquisition of Sunaptic. The costs include salaries, travel and general overhead expenses. Costs for future periods will be dependent on the sales levels achieved by the Company.

Technology Development

The technology development expenses for the three-month period ended March 31, 2006 were $475,048, which is 21% greater than the 2005 costs of $393,303. These costs include stock-based compensation charges of $34,732 in

2006 and $11,552 in 2005. Excluding these charges, the technology development expenses were $440,316 in 2006 verses $381,751 in 2005, which is an increase of 15%. This increase was primarily due to hiring additional staff and the associated costs required to maintain the Company’s enhancement of existing products and to develop new products. Management expects that the increased revenues achieved as a result of the sale of products will more than offset the increased costs. Management believes that continuing to invest in technology advancements is crucial to the future success of Visiphor, and expects that costs will continue to increase in future periods. Included in technology development expenses for the period ended March 31, 2006 are net research and development costs of $25,000, consisting of incurred costs of $50,000 less a contribution of $25,000 from the National Research Council. There were comparable costs or recoveries in the period ended March 31, 2005.

Technical Services

The technical services department was eliminated in 2006 and the services provided have been reallocated to the professional services and technology development departments. The 2005 costs for the technical services group have been reallocated for comparative purposes.

Restructuring Charge

In January 2006, through the integration process with Sunaptic, the Company was able to streamline its operations and achieve operational efficiencies that allowed it to eliminate 16 employee positions. The Company has recorded a restructuring charge of $102,462 during the first quarter of 2006 for severance costs associated with the staff reductions.

Net Loss for the Period

The Company's current net loss on a monthly basis is approximately $509,000.  As described above, management believes that excluding certain non-cash expenses and certain one-time unusual expenses can be helpful to investors in better understanding the Company's results of operations.  When excluding such expenses, the Company's current rate of loss on a cash operating expense basis is approximately $183,000 per month.

Overall, the Company incurred a net loss for the three-month period ended March 31, 2006 of $1,527,100 or $0.04 per share, which is 5% higher than the net loss incurred during the three-months ended March 31, 2005 of $1,454,190 or $0.06 per share. Adjusting the loss to take into account the stock-based compensation of $252,867, the $602,495 in amortization and the one-time restructuring charge of $102,462 described above, the loss becomes $549,276 for 2006. Adjusting the 2005 loss for the stock-based compensation of $102,592 and amortization of $382,009 discussed above, the loss becomes $969,589 for 2005, representing a 43% decrease.

The Company has work in progress and contracted sales orders totalling $1.5 million that have not commenced installation and the revenue will not be recognised until future quarters. There can be no assurance however that such revenue will be collected or if any of such revenue from such work in progress and sales orders is collected that it will be significant or will be timely paid.

In the Company's most recent Form 10-KSB, management stated that it believed that the Company would be able to achieve break-even operations on a cash operating basis by the end of the second quarter of 2006.  While management continues to believe that it has sufficient sales and potential sales to achieve this goal, extended contract negotiations and installation delays due to customers not being ready to accept delivery of solutions may cause this to be delayed until the second half of 2006 as the recognition of the associated revenue may be delayed.

Summary of Quarterly Results

	Q1-2006	Q4-2005	Q3-2005	Q2-2005	Q1-2005	Q4-2004	Q3 – 2004	Q2 - 2004

Total Revenue	$2,315,082	1,076,312	1,008,581	920,620	324,628	327,016	102,814	317,085
Loss	(1,527,100)	(1,890,400)	(1,724,775)	(1,562,291)	(1,454,190)	(1,270,180)	(1,346,203)	(1,259,753)
Net loss per share	(0.04)	(0.05)	(0.06)	(0.06)	(0.06)	(0.08)	(0.09)	(0.09)

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

Liquidity and Capital Resources

The Company’s aggregated cash on hand at the beginning of the three-month period ended March 31, 2006 was $790,091. During the period, the Company received additional net funds of $176,803 from a private placement and $300,000 in loans payable and repaid a $200,000 loan from 2005.

The Company used these funds primarily to finance its operating loss for the period. The impact on cash of the loss of $1,527,100, after adjustment for non-cash items and changes to other working capital accounts in the period, resulted in a negative cash flow from operations of $832,356. The Company repaid capital leases of $15,237 and purchased capital assets of $44,622. Overall, the Company’s cash position decreased by $615,413 to $174,678 at March 31, 2006.

Private Placements in 2006

On March 2, 2006, the Company completed a private placement consisting of 600,000 units at $0.45 per unit. Each unit consisted of one common share and one-half of one transferable common share purchase warrant.  Each whole warrant entitles the holder to acquire one additional common share at an exercise price of $0.50 until March 2, 2007. The common shares and warrants are subject to a four-month hold period that expires on July 2, 2006. Finders’ fees of $23,625 were paid in cash. The total net proceeds to Visiphor were $246,375, which included share subscriptions of $67,500 received prior to December 31, 2005 and share issuance costs.

Management believes that the revenues from the Company’s futures sales combined with current accounts receivable, work in progress, and contracted orders will be sufficient to fund its consolidated operations. The Company believes it currently has cash, accounts receivable, and work in progress and contracted orders that, if completed, will generate cash sufficient to fund its operations through September 30, 2006. If the accounts receivable are not collected, certain of the contracts are not completed, or the expected sales are not received, the Company may need to raise additional funds through private placements of its securities or seek other forms of financing during the 2006 financial year. There can be no assurance that such financing will be available to the Company on terms acceptable to it, if at all. Failure to obtain adequate financing if necessary could result in significant delays in development of new products and a substantial curtailment of Visiphor’s operations. If the Company’s operations are substantially curtailed, it may have difficulty fulfilling its current and future contract obligations.

Contractual Obligations

The Company is committed to the following operating lease payments over the next four years:

Year	Equipment	Building	Total
2006	$49,735	$247,626	$297,361
2007	76,322	286,905	363,227
2008	52,792	265,904	318,696
2009	-	202,900	202,900
	$178,849	$1,003,335	$1,182,184

The lease for the Company’s head office expired on June 30, 2005 and new premises were obtained under a sublease. The terms of the sublease are for 10,938 square feet for the period of August 1, 2005 to December 30, 2009. The monthly rent is $16,908.

Off-Balance Sheet Arrangements

At March 31, 2006, the Company did not have any off-balance sheet arrangements

Related-party transactions not disclosed elsewhere are as follows:

At March 31, 2006, accounts payable and accrued liabilities included $464,823 (at December 31, 2005 -$422,537) owed by the Company to directors, officers and companies controlled by directors and officers of the Company. These amounts are unsecured, non-interest bearing and payable on demand and consist of unpaid fees and expenses.

Other Management Discussion & Analysis Requirements

i.

Additional information relating to the Company, including the Company’s Annual Information Form, is on available on SEDAR at www.sedar.com.

ii.

Share Capital at May 10, 2005

(a)

Authorized:

100,000,000 common shares without par value

50,000,000 preferred shares without par value, non-voting, issuable in one or more series

(c)

Issued

	Number of shares	Amount
Balance, December 31, 2004	20,795,281	$26,230,920
Issued during year for cash:
Private Placements	16,320,819	6,847,840
Options exercised	211,895	86,630
Warrants exercised	2,887,665	1,218,576
Issued for acquisition of subsidiary	1,066,666	469,333
Special Warrants exercised	1,007,151	781,801
Issuance of shares as share issuance costs	186,111	79,000
Fair value of options exercised	-	60,458
Share issuance costs	-	(861,835)

Balance, December 31, 2005	42,475,588	34,912,723

Issued during the period for cash:
Private Placements	600,000	270,000
Share issuance costs	-	(25,697)

Balance, March 31, 2006	43,075,588	$35,157,026

 (c)

Warrants:

At December 31, 2005, and May 10, 2006, the following warrants were outstanding:

December 31, 2005	Granted	Exercised	Expired	March 31, 2006	Exercise price	Expiry date
3,882,875	-	-	-	3,882,875	$0.75	April 28, 2006
226,584	-	-	-	226,584	$0.75	April 29, 2006
86,700	-	-	-	86,700	$0.75	May 20, 2006
2,380,000	-	-	-	2,380,000	$0.55	May 24, 2006
187,500	-	-	-	187,500	$0.50	November 29, 2006
1,786,999	-	-	-	1,786,999	$0.50	November 30, 2006
946,166	-	-	-	946,166	$0.55	December 31, 2006
2,557,785	-	-	-	2,557,785	$0.55	January 11, 2007
4,481,522	-	-	-	4,481,522	$0.50	November 29, 2006
125,000	-	-	-	125,000	$0.50	December 13, 2006
-	300,000	-	-	300,000	$0.50	May 2, 2007
16,661,131	300,000	-	-	16,961,131

(d)

Options:

The Company has a stock option plan that was most recently approved at the Company’s annual general meeting of shareholders on June 17, 2005.  Under the terms of the plan, the Company may reserve up to 5,889,756 common shares for issuance under the plan.  The Company has granted stock options under the plan to certain employees, directors, advisors and consultants.  These options are granted for services provided to the Company.  All existing options granted prior to November 25, 2003 expire five years from the date of grant.  All options granted subsequent to November 25, 2003, expire 3 years from the date of the grant.  All options vest one-third on the date of the grant, one-third on the first anniversary of the date of the grant and one-third on the second anniversary of the date of the grant.  On November 25, 2003, all stock options, along with the Company’s outstanding shares, were consolidated on a 1 new option for 4.5 old basis. During the year ended December 31, 2004, all options outstanding as at December 31, 2003 were repriced to $0.78. For options that were granted prior to the adoption of the fair value based method, the fair value of the award was remeasured at the date of modification, and the full amount of that fair value has been recorded as compensation cost to the extent that vesting has occurred on or before March 31, 2006.

For options issued in 2003 and previously accounted for under the fair value method, modification accounting was applied.  Under modification accounting, the Company recorded additional expense equal to the difference between the fair value of the original award on the date of the repricing and the fair value of the modified award also on the date of the repricing.

On April 10, 2006 the Company re-priced 1,191,562 common share purchase options granted to employees to $0.45 per share from various prices ranging from $0.47 to $0.79 per share. The vesting provisions and expiry dates of the re-priced options remain unchanged. The Company also received regulatory approval to re-price 2,535,001 common share purchase options granted to directors and officers to $0.45 per share from various prices ranging from $0.55 to $0.79 per share, subject to shareholder approval. The vesting provisions and expiry dates of the re-priced options remain unchanged. The re-pricing of the options granted to directors and officers will be voted on at the Company’s annual general meeting, which is scheduled for May 10, 2006.

As all repriced options were previously accounted for using the fair value method, modification accounting principles apply.  Under modification accounting, the incremental fair value of the benefit attributed to the repricing is measured as the difference between the fair value of the repriced award on the date of the repricing and the fair value of the old award determined on the same date.  This incremental fair value was determined to be $145,474 of which $75,760 was recognized on the date of the repricing in connection with options that were already vested at that date.

A summary of the status of the Company’s stock options at May 10, 2006 and December 31, 2005 (giving retroactive effect to the 2003 share consolidation), and changes during the periods ended on those dates is presented below:

	March 31, 2006		December 31, 2005
	Weighted average		Weighted average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding, beginning of period	5,415,500	$0.67	3,092,334	$0.61
Granted	1,399,500	0.44	2,848,396	0.72
Exercised	-	-	(211,895)	0.41
Cancelled	(283,000)	0.62	(313,335)	0.61
Outstanding, end of period	6,532,000	$0.63	5,415,500	$0.67

The following table summarizes information about stock options outstanding at May 10, 2006:

	Options Outstanding		Options exercisable
Exercise price	Number outstanding May 10, 2006	Weighted remaining contractual life	Weighted average exercise price	Number exercisable, May 10, 2006	Weighted average exercise price

$0.29	7,000	2.11	$0.29	2,334	$0.29
$0.31	90,000	2.71	$0.31	30,000	$0.31
$0.33	81,666	1.82	$0.33	5,000	$0.33
$0.34	58,333	2.47	$0.34	28,335	$0.34
$0.35	40,333	1.98	$0.35	27,666	$0.35
$0.36	10,072	1.78	$0.36	5,778	$0.36
$0.39	112,000	1.96	$0.39	72,333	$0.39
$0.40	844,700	1.29	$0.40	538,521	$0.40
$0.41	10,000	1.12	$0.41	5,000	$0.41
$0.43	25,500	2.45	$0.43	8,334	$0.43
$0.44	15,000	2.51	$0.44	5,000	$0.44
$0.45	5,044,063	1.86	$0.45	2,615,224	$0.45

	6,338,667	1.80	$0.44	3,344,025	$$0.44

The weighted average fair value of employee stock options granted during the period ended May 10, 2006 was $0.44 (2005-$0.37) per share purchase option. The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model using the following average inputs:  volatility - 66% (2005-56%); risk free interest rate - 5% (2005-5%); option term - 3 years (2005-3 years); and dividend yield – nil (2005-nil).  The total compensation expense of $328,627 (2005-$102,592) has been allocated to the expense account associated with each individual employee expense and credited to contributed surplus.

(e)

Agents’ Options

A November 29, 2005 private placement included non-transferable agents’ options to purchase 896,307 units on or before November 29, 2007 at a price of $0.45 per unit. Each unit consists of one common share and one-half of one common share purchase warrant, each full warrant exercisable for one common share at $0.50 until November 29, 2006.

A December 13, 2005 private placement included non-transferable agents’ options to purchase 11,250 units on or before December 13, 2007 at a price of $0.45 per unit. Each unit consists of one common share and one-half of one common share purchase warrant, each full warrant exercisable for one common share at $0.50 until December 13, 2006.

A summary of the status of the Company’s Agents’ Options at May 10, 2006 and December 31, 2005 and changes during the periods ended on those dates is presented below:

	March 31, 2006		December 31, 2005
	Weighted average		Weighted average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding, beginning of period	5,415,500	$0.67	3,092,334	$0.61
Granted	1,399,500	0.44	2,848,396	0.72
Exercised	-	-	(211,895)	0.41
Cancelled	(283,000)	0.62	(313,335)	0.61
Outstanding, end of period	6,532,000	$0.63	5,415,500	$0.67

The following table summarizes information about agents’ stock options outstanding at March 31, 2006:

	Options outstanding and exercisable
Exercise price	Number outstanding March 31, 2006	Weighted remaining contractual life	Weighted average exercise price	Number outstanding December 31, 2005	Weighted remaining contractual life	Weighted average exercise price
$0.45	907,557	2.58	$0.45	907,557	2.83	$0.45
	907,557	2.58	$0.45	907,557	2.83	$0.45

The weighted average fair value of agents’ stock options granted during the year ended December 31, 2005 $0.16 per share purchase option. The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model using the following average inputs:  volatility - 66%; risk free interest rate - 5%; option term - 3 years; and dividend yield - nil.  The total value of $142,001 has been allocated to share issuance costs and credited to contributed surplus.

Contributed surplus

Amount
Balance, December 31, 2004	$1,648,402
Value of options granted	858,209
Value of options exercised	(60,458)
Value of broker’s options	142,001
Value of warrants issued as commissions	51,548

Balance, December 31, 2005	2,639,702

Value of options granted	252,867

Balance, March 31, 2006	$2,892,569

