Form 10QSB
period 2006-06-30
Visiphor CORP
filed 2006-08-11
CIK 1088393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_______________

FORM 10-QSB

_______________

(Mark One)

☒

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Yes ☐ No ☒

As of August 10, 2006, 43,075,588 common shares of the Issuer were issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

VISIPHOR CORPORATION

FORM 10-QSB

For the Quarterly Period Ended June 30, 2006

NOTE REGARDING FORWARD-LOOKING STATEMENTS

Except for statements of historical fact, certain information contained herein constitutes “forward-looking statements,” within Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  In some cases, you can identify the forward-looking statements by Visiphor Corporation’s (“Visiphor” or the “Company”) use of the words such as “may,” “will,” “should,” “could,” “expect,” “plan,” “estimate,” “predict,” “potential,” “continue,” “believe,” “anticipate,” “intend,” “expect,” or the negative or other variations of these words, or other comparable words or phrases.  Forward-looking statements in this report include, but are not limited to, the Company’s expectation that revenues will increase during 2006 when compared to those of 2005 and that such revenues will continue to increase as newly developed products and solutions continue to gain increasing customer acceptance; management’s belief that increased revenues achieved as a result of the sale of products will more than offset increased technology development costs; the Company’s ability to fund its operations in the future from its current cash, accounts receivable, work in progress the Company’s expectation that it will have positive operating cash flows by the end of 2006 and contracted orders; new contracts to be entered into in the near future; the Company’s future operating expense levels; and the Company’s ability to achieve break-even operations on an operating cash flow basis during the remainder of 2006.

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

PART 1 – FINANCIAL INFORMATION

Item 1.   Financial Statements

The Company’s financial statements for the three-month and six-month periods ended June 30, 2006 are included in response to Item 1 and have been compiled by the Company’s management.  The financial statements should be read in conjunction with the Annual Report on  Form 10-KSB for the year ended December 31, 2005 and Management’s Discussion and Analysis or Plan of Operations (Part 1, Item 2) and other financial information included elsewhere in this Form 10-QSB.

VISIPHOR CORPORATION

Consolidated Balance Sheets

(Expressed in Canadian dollars)

June 30, 2006 (Unaudited) and December 31, 2005

	June 30, 2006	December 31, 2005
Assets

Current assets:
Cash and cash equivalents	$205,957	$790,091
Accounts receivable	884,996	1,242,392
Accrued revenue receivable	220,605	278,336
Prepaid expenses and deposit	161,693	294,270
	1,473,251	2,605,089

Equipment, net (note 3)	488,877	529,735

Goodwill (note 4)	1,684,462	1,684,462

Deferred financing costs (note 5)	30,000	-

Other intangible assets (note 7)	1,121,576	2,076,406

	$4,798,166	$6,895,692

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable and accrued liabilities (note 14)	$1,801,951	$1,676,280
Loans payable (note 8)	1,031,480	400,000
Deferred revenue	331,336	303,892
Capital lease obligations (note 9)	74,727	62,981
	3,239,494	2,443,153

Long-term liabilities:
Capital lease obligations (note 9)	102,223	123,093

Shareholders’ equity:
Share capital (note 10)	35,157,026	34,912,723
Share subscriptions (note 10)	-	67,500
Contributed surplus (note 11)	3,141,682	2,639,702
Deficit	(36,842,259)	(33,290,479)
	1,456,449	4,329,446

	$4,798,166	$6,895,692
Operations and going concern (note 1)
Commitments (note 15)
Subsequent events (note 16)
See accompanying notes to the unaudited consolidated financial statements.

VISIPHOR CORPORATION

Consolidated Statements of Operations and Deficit

(Expressed in Canadian dollars)

(Unaudited)

For the three- and six-month periods ended June 30, 2006 and 2005

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005

Revenue:
Software sales	$84,039	$733,726	$346,537	$965,084
Support and services	1,291,916	185,465	3,228,022	277,769
Other	112,873	1,429	229,352	2,395
	1,488,828	920,620	3,803,911	1,245,248

Expenses:
Administration	736,282	826,173	1,399,185	1,280,004
Amortization	450,875	412,731	1,073,370	794,740
Bad debt	61,988	-	61,988	-
Cost of materials	77,005	-	164,910	-
Interest	46,839	7,006	74,015	11,568
Sales and marketing	317,149	426,790	898,229	856,466
Professional services	1,335,694	361,504	2,618,808	476,941
Technology development (note 12)	487,676	448,707	962,724	842,010
Restructuring charge (note 13)	-	-	102,462	-
	3,513,508	2,482,911	7,355,691	4,261,729

Loss for the period	(2,024,680)	(1,562,291)	(3,551,780)	(3,016,481)

Deficit, beginning of period	(34,817,579)	(28,113,013)	(33,290,479)	(26,658,823)

Deficit, end of period	$(36,842,259)	$(29,675,304)	$(36,842,259)	$(29,675,304)

Loss per share – basic and diluted	$(0.05)	$(0.06)	$(0.08)	$(0.12)

Weighted average number of shares outstanding	43,075,588	26,262,638	42,876,693	24,839,367

See accompanying notes to the unaudited consolidated financial statements.

VISIPHOR CORPORATION

Consolidated Statements of Cash Flows

(Expressed in Canadian dollars)

(Unaudited)

For the three- and six-month periods ended June 30, 2006 and 2005

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005

Cash provided by (used for):

Operations:
Loss for the period	$(2,024,680)	$(1,562,291)	$(3,551,780)	$(3,016,481)
Items not involving cash:
Amortization	450,875	412,731	1,073,370	794,740
Stock-based compensation	249,113	391,667	501,980	494,261
Changes in non-cash operating working capital:
Accounts receivable	820,295	(294,822)	357,396	(504,938)
Accrued revenue receivable	191,853	74,950	57,731	(32,523)
Prepaid expenses and deposit	124,928	(121,877)	132,577	(95,201)
Accounts payable and accrued liabilities	(153,818)	113,034	125,671	60,109
Deferred revenue	(101,821)	(11,489)	27,444	511,814
	(443,255)	(998,097)	(1,275,611)	(1,788,221)

Investments:
Purchase of equipment	(10,448)	(163,186)	(55,071)	(186,776)

Financing:
Issuance of common shares for cash	-	1,929,263	202,500	2,789,488
Share issuance costs	-	(128,975)	(25,697)	(201,746)
Proceeds of loans payable	641,480	-	941,480	-
Repayment of loan payable	(110,000)	-	(310,000)	-
Capital lease repayments	(16,498)	(8,434)	(31,735)	(18,850)
Deferred financing costs	(30,000)	-	(30,000)	-
	484,982	1,791,854	746,548	2,568,892

Increase (decrease in cash)	31,279	630,571	(584,134)	593,895

Cash and cash equivalents, beginning of the period	174,678	86,472	790,091	123,148

Cash and cash equivalents, end of the period	$205,957	$717,043	$205,957	$717,043

See accompanying notes to the unaudited consolidated financial statements.

VISIPHOR CORPORATION

Consolidated Statements of Cash Flows, Continued

(Expressed in Canadian dollars)

(Unaudited)

For the three- and six-month periods ended June 30, 2006 and 2005

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005

Supplementary information and disclosures:
Interest paid	$20,054	$7,006	$34,750	$11,568
Non-cash investing and financing transactions not included in cash flows:
Issuance of common shares on conversion of special warrants	-	781,801	-	781,801
Finder’s fee recorded on issuance of common shares on conversion of special warrants	-	33,709	-	33,709
Issuance of warrants as financing costs	-	51,548	-	51,548
Issuance of common shares as financing costs	-	24,000	-	24,000
Equipment acquired under capital lease	14,599	43,027	22,611	65,937
Issuance of common shares for share subscriptions received in prior period	-	-	67,500	-
See accompanying notes to the unaudited consolidated financial statements.

VISIPHOR CORPORATION

Notes to Consolidated Financial Statements

(Expressed in Canadian dollars)

Three-and Six-Month Periods ended June 30, 2006 (Unaudited)

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

These financial statements have been prepared on a going concern basis, which includes the assumption that the Company will be able to realize its assets and settle its liabilities in the normal course of business.  For the period ended June 30, 2006, the Company incurred a loss from operations of $3,551,780 and a deficiency in six-month operating cash flow of $1,275,611. In addition, the Company has incurred significant operating losses and net utilization of cash in operations in all prior periods. At June 30, 2006, the Company had a working capital deficiency of $1,766,243. Accordingly, the Company will require continued financial support from its shareholders and creditors until it is able to generate sufficient cash flow from operations on a sustained basis. There is substantial doubt that the Company will be successful at achieving these results. Failure to obtain the ongoing support of its shareholders and creditors may make the going concern basis of accounting inappropriate, in which case the Company’s assets and liabilities would need to be recognized at their liquidation values. These financial statements do not include any adjustment due to this going concern uncertainty.

2.

Significant accounting policies:

The consolidated balance sheet as of June 30, 2006, the consolidated statements of operations and deficit for the three- and six-month periods ended June 30, 2006 and June 30, 2005, and the consolidated statements of cash flows for the three- and six-month periods June 30, 2006 and June 30, 2005, of the Company and its subsidiaries (collectively, the “Company”) are unaudited. The Company's consolidated balance sheet as of December 31, 2005, was derived from audited financial statements. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements are included herein. Other than those discussed in the notes below, such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results for a full year. The Company's consolidated financial statements and notes are presented in accordance with generally accepted accounting principles in Canada for interim financial information and in accordance with the instructions for Form 10-QSB and Article 10 of Regulation S-X, and do not contain certain information included in the Company's consolidated audited annual financial statements and notes. The consolidated financial statements and notes appearing in this report should be read in conjunction with the Company's consolidated audited financial statements and related notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, as filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2006 (file no. 000-30090). The Company prepares its financial statements in accordance with accounting principles generally accepted in Canada and, except as set out in Note 19, also complies, in all material respects, with accounting principles generally accepted in the United States of America. The financial statements reflect the following significant accounting policies:

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

(d)

Intangible assets:

Intangible assets acquired either individually or with a group of other assets are initially recognized and measured at cost.  The cost of a group of intangible assets acquired in a transaction, including those acquired in a business combination that meet the specified criteria for recognition apart from goodwill, is allocated to the individual assets acquired based on their relative fair values.  The cost of internally developed intangible assets is capitalized only when technological feasibility has been established, the asset is clearly defined and costs can be reliably measured, management has both the intent and ability to produce or use the intangible asset, adequate technical and financial resources exist to complete the development of the intangible asset, and management can demonstrate the existence of an external market or internal need for the completed product or asset. Costs incurred to enhance the service potential of an intangible asset are capitalized as a betterment when the above criteria are met. No amounts have been capitalized to date in connection with internally developed intangible assets.

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

(f)

Use of estimates:

The preparation of financial statements in accordance with accounting principles generally accepted in Canada requires management to make estimates and assumptions that affect the amounts reported or disclosed in the financial statements.  Actual amounts may differ from these estimates.  Areas of significant estimate include, but are not limited to: valuation of accounts receivable; estimated useful lives of equipment and intangible assets; valuation of acquired intangible assets; valuation of stock-based awards; and the valuation allowance of future income tax assets.

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

(l)

Long-Lived Assets Impairment

Long-term assets of the Company are reviewed when changes in circumstances suggest their carrying value has become impaired, pursuant to Canadian accounting guidance for long-lived asset impairment.  Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations (undiscounted and without interest charges).  If impairment is deemed to exist, the assets will be written down to fair value.

(m)

Comparative figures:

Certain comparative figures have been reclassified to conform with the presentation adopted in the current year.

3.

Equipment:

At June 30, 2006	Cost	Accumulated amortization	Net book value
Computer hardware	$676,821	$460,191	$216,630
Furniture and fixtures	258,664	128,403	130,261
Software	197,322	168,089	29,233
Tradeshow equipment	64,897	58,539	6,358
Leasehold improvements	136,688	30,293	106,395
	$1,334,392	$845,515	$488,877

At December 31, 2005	Cost	Accumulated amortization	Net book value
Computer hardware	$647,682	$405,852	$241,830
Furniture and fixtures	254,701	104,169	150,532
Software	152,742	147,157	5,585
Tradeshow equipment	64,897	53,957	10,940
Leasehold improvements	136,688	15,840	120,848
	$1,256,710	$726,975	$529,735

Equipment under capital lease:

Included in computer hardware is $210,808 (December 31, 2005: $188,197) of cost and accumulated amortization of $119,802 (December 31, 2005: $89,565) related to computer hardware under capital lease.

Included in furniture and fixtures is $103,107 (December 31, 2005: $103,107) of cost and accumulated amortization of $24,206 (December 31, 2005: $13,895) related to furniture and fixtures under capital lease.

4.

Acquisition of subsidiary

On November 18, 2005, the Company entered into an agreement to acquire a privately-held company, Sunaptic Solutions Incorporated. The Company acquired 100% of the outstanding shares of Sunaptic for consideration of $3,189,333 plus acquisition costs of $218,300.  The consideration consisted of $2,720,000 in cash and 1,066,666 common shares of the Company issued at fair value of $0.44 per share. The common shares issued by the Company are being held in escrow, with 50% to be released on the 12-month anniversary of closing of the acquisition, November 18, 2006, and 50% to be released on the 18-month anniversary of the closing of the acquisition, May 18, 2007.

The acquisition of Sunaptic has been accounted for as a business combination with the Company identified as the acquirer. In accordance with Canadian generally accepted accounting principles, the shares issued were valued based on their market price at the time the number of shares to be issued was determined based on the acquisition agreement as, at that time, the Company concluded that its shares traded in an active and liquid market.  The fair value of the net assets acquired and consideration issued are as follows:

4.

Acquisition of subsidiary (cont’d):

Current assets	$1,282,171
Equipment	89,064
Current liabilities	(619,815)
Capital lease obligation	(13,249)
Contract backlog	269,000
Customer relationships	716,000
Goodwill	1,684,462
$3,407,633

Cash	$2,720,000
Shares issued	469,333
Acquisition costs	218,300
$3,407,633

5.

Deferred financing costs

Deferred financing costs comprise costs associated with obtaining financing.  These costs are incurred prior to obtaining the financing and are deferred and applied against income over the period of the financing.

6.

Investment

On July 31, 2004, the Company entered into an agreement with a United Kingdom (“UK”) company to form a jointly owned company, Imagis Technologies UK Limited (“Imagis UK”). Imagis UK is the exclusive distributor of Visiphor’s software products in the United Kingdom and a non-exclusive distributor on a world-wide basis. The Company owns a 25% interest in Imagis UK, which it received as consideration for the grant of UK exclusivity, and the UK company has committed to provide £500,000 (approximately $1.25 million) over two years to support the initial start-up costs of Imagis UK in consideration for a 75% ownership interest in Imagis UK. The Company’s initial investment in Imagis UK has been recorded at a nominal amount of $1 and is included in other assets (note 7). The Company’s share of Imagis UK’s income, if any, will be accounted for using the equity method. Imagis UK’s operations are in the start-up phase, and there has been no significant gain or loss to date.  The Company is not required to make any advances to Imagis UK and has not made any advances to date.

7.

Other assets:

At June 30, 2006	Cost	Accumulated amortization	Net book value
Contract backlog	$269,000	$269,000	-
Customer relationships	716,000	159,108	556,892
Briyante Technology	3,972,552	3,407,869	564,683
Investment in Imagis UK	1	-	1
	$4,957,553	$3,835,977	$1,121,576

At December 31, 2005	Cost	Accumulated amortization	Net book value
Contract backlog	$269,000	$95,596	$173,404
Customer relationships	716,000	39,774	676,226
Briyante Technology	3,972,552	2,745,777	1,226,775
Investment in Imagis UK	1	-	1
	$4,957,553	$2,881,147	$2,076,406

8.

Loans payable (see note 16 Subsequent events)

Loans payable consists of three loans payable to arms-length parties that total $500,000, are payable on demand, unsecured and bear interest at the rate of 20% per annum.; and two loans payable to directors of the Company, one of which is also an officer of the Company, in the amount of US$400,000 (CDN$446,480 at June 30, 2006) and $85,000. The two loans are payable on demand, bear interest at the rate of 8% to June 30, 2006 and at 18% after that date and are secured by a charge over the Company’s accounts receivable.

On July 14, 2006, the two loans from the directors were converted to promissory notes due July 14, 2007, bearing interest at 12% per annum, and secured by a second charge over the Company’s accounts receivable. Accrued interest on the loans from directors of $2,936 is included in accounts payable and accrued liabilities.   The three loans to arms-length parties were repaid in full, including both principal and accrued interest on July 24, 2006.

9.

Capital lease obligations:

	June 30, 2006	December 31, 2005
2006, including buy-out options	$49,352	$89,373
2007, including buy-out options	98,059	88,729
2008, including buy-out options	65,710	52,205
	213,121	230,307
Implicit interest portion (9% to 21%)	(36,171)	(43,844)
	176,950	186,074
Current portion of capital lease obligations	74,727	62,981

Long-term portion of capital lease obligations	$102,223	$123,093

10.

Share capital:

(a)

Authorized:

100,000,000 common shares without par value

50,000,000 preferred shares without par value, non-voting, issuable in one or more series

(b)

Issued

	Number of shares	Amount
Balance, December 31, 2004	20,795,281	$26,230,920
Issued during year for cash:
Private Placements	16,320,819	6,847,840
Options exercised	211,895	86,630
Warrants exercised	2,887,665	1,218,576
Issued for acquisition of subsidiary	1,066,666	469,333
Special Warrants exercised	1,007,151	781,801
Issuance of shares as share issuance costs	186,111	79,000
Fair value of options exercised	-	60,458
Share issuance costs	-	(861,835)

Balance, December 31, 2005	42,475,588	34,912,723

Issued during the period for cash:
Private Placements	600,000	270,000
Share issuance costs	-	(25,697)

Balance, June 30, 2006	43,075,588	$35,157,026

10.   Share Capital (cont’d):

(c)

Warrants:

At December 31, 2005, and June 30, 2006, the following warrants were outstanding:

December 31, 2005	Granted	Exercised	Expired	June 30, 2006	Exercise price	Expiry date
3,882,875	-	-	3,882,875	-	$0.75	April 28, 2006
226,584	-	-	226,584	-	$0.75	April 29, 2006
86,700	-	-	86,700	-	$0.75	May 20, 2006
2,380,000	-	-	2,380,000	-	$0.55	May 24, 2006
187,500	-	-	-	187,500	$0.50	November 29, 2006
4,481,522	-	-	-	4,481,522	$0.50	November 29, 2006
1,786,999	-	-	-	1,786,999	$0.50	November 30, 2006
125,000	-	-	-	125,000	$0.50	December 13, 2006
946,166	-	-	-	946,166	$0.55	December 31, 2006
2,557,785	-	-	-	2,557,785	$0.55	January 11, 2007
-	300,000	-	-	300,000	$0.50	March 2, 2007
16,661,131	300,000	-	6,576,159	10,384,972

(d)

Options:

The Company has a stock option plan that was most recently approved at the Company’s annual general meeting of shareholders on May 8, 2006.  Under the terms of the plan, the Company may reserve up to 8,615,118 common shares for issuance under the plan.  The Company has granted stock options under the plan to certain employees, directors, advisors and consultants.  These options are granted for services provided to the Company.  All existing options granted prior to November 25, 2003 expire five years from the date of grant.  All options granted subsequent to November 25, 2003, expire three years from the date of the grant.  All options vest one-third on the date of the grant, one-third on the first anniversary of the date of the grant and one-third on the second anniversary of the date of the grant.  On November 25, 2003, all stock options, along with the Company’s outstanding shares, were consolidated on a 1 new option for 4.5 old basis. During the year ended December 31, 2004, all options outstanding as at December 31, 2003 were repriced to $0.78. For options that were granted prior to the adoption of the fair value based method, the fair value of the award was remeasured at the date of modification, and the full amount of that fair value has been recorded as compensation cost to the extent that vesting has occurred on or before June 30, 2006.

For options issued in 2003 and previously accounted for under the fair value method, modification accounting was applied.  Under modification accounting, the Company recorded additional expense equal to the difference between the fair value of the original award on the date of the repricing and the fair value of the modified award also on the date of the repricing.

On April 10, 2006, the Company re-priced 1,191,562 common share purchase options granted to employees to $0.45 per share from various prices ranging from $0.47 to $0.79 per share. The vesting provisions and expiry dates of the re-priced options remain unchanged. On May 8, 2006, the Company also received shareholder approval and re-priced 2,535,001 common share purchase options granted to directors and officers to $0.45 per share from various prices ranging from $0.55 to $0.79 per share. The vesting provisions and expiry dates of the re-priced options remain unchanged.

As all repriced options were previously accounted for using the fair value method, modification accounting principles apply.  Under modification accounting, the incremental fair value of the benefit attributed to the repricing is measured as the difference between the fair value of the repriced award on the date of the repricing and the fair value of the old award determined on the same date.  This incremental fair value was determined to be $145,474 of which $75,760 was recognized on the date of the repricing in connection with options that were already vested at that date. The balance of the incremental fair value will be recognized over the remaining vesting period of the repriced options.

10.

Share Capital (cont’d):

(d)

Options (cont’d):

A summary of the status of the Company’s stock options at June 30, 2006 and December 31, 2005 (giving retroactive effect to the 2003 share consolidation), and changes during the periods ended on those dates are presented below:

	June 30, 2006		December 31, 2005
	Weighted average		Weighted average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding, beginning of period	5,415,500	$0.67	3,092,334	$0.61
Repriced to $0.45	-	(0.18)	-	-
Granted	1,656,500	0.41	2,848,396	0.72
Exercised	-	-	(211,895)	0.41
Cancelled	(603,333)	0.58	(313,335)	0.61
Outstanding, end of period	6,468,667	$0.43	5,415,500	$0.67

The following table summarizes information about stock options outstanding at June 30, 2006:

	Options Outstanding			Options exercisable
Exercise price	Number outstanding June 30, 2006	Weighted remaining contractual life	Weighted average exercise price	Number exercisable, June 30, 2006	Weighted average exercise price

$0.17	10,000	2.99	$0.17	3,334	$0.17
$0.19	15,000	2.98	$0.19	5,000	$0.19
$0.21	42,000	2.96	$0.21	14,000	$0.21
$0.25	60,000	2.91	$0.25	20,000	$0.25
$0.26	50,000	2.90	$0.26	16,667	$0.26
$0.29	27,000	2.63	$0.29	9,001	$0.29
$0.31	75,000	2.74	$0.31	25,000	$0.31
$0.33	81,666	1.68	$0.33	31,666	$0.33
$0.34	38,333	2.18	$0.34	15,001	$0.34
$0.35	40,333	1.84	$0.35	17,666	$0.35
$0.36	10,072	1.63	$0.36	5,778	$0.36
$0.39	112,000	1.81	$0.39	72,334	$0.39
$0.40	844,700	1.14	$0.40	538,521	$0.40
$0.41	10,000	0.98	$0.41	10,000	$0.41
$0.43	25,500	2.30	$0.43	8,834	$0.43
$0.44	15,000	2.36	$0.44	5,000	$0.44
$0.45	5,012,063	1.71	$0.45	3,328,250	$0.45

	6,468,667	1.69	$0.43	4,126,052	$0.44

The weighted average fair value of employee stock options granted during the period ended June 30, 2006 was $0.41 (2005-$0.75) per share purchase option. The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model using the following average inputs:  volatility - 59% (2005-56%); risk free interest rate - 5% (2005-5%); option term - 3 years (2005-3 years); and dividend yield – nil (2005-nil).  The total compensation expense of $501,980 (2005-$494,261) has been allocated to the expense account associated with each individual employee expense and credited to contributed surplus.

10.

Share Capital  (cont’d):

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

A summary of the status of the Company’s Agents’ Options at June 30, 2006 and December 31, 2005 and changes during the periods ended on those dates is presented below:

	June 30, 2006		December 31, 2005
	Weighted average		Weighted average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding, beginning of period	907,557	$0.45	-	$-
Granted	-	-	907,557	0.45
Exercised	-	-	-	-
Cancelled	-	-	-	-
Outstanding, end of period	907,557	$0.45	907,557	$0.45

The following table summarizes information about agents’ stock options outstanding at June 30, 2006:

Options outstanding and exercisable
Exercise price	Number outstanding June 30, 2006	Weighted remaining contractual life	Weighted average exercise price	Number outstanding December 31, 2005	Weighted remaining contractual life	Weighted average exercise price
$0.45	907,557	2.33	$0.45	907,557	2.83	$0.45
	907,557	2.33	$0.45	907,557	2.83	$0.45

The weighted average fair value of agents’ stock options granted during the year ended December 31, 2005 was $0.16 per share purchase option. The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model using the following average inputs:  volatility - 66%; risk free interest rate - 5%; option term - 3 years; and dividend yield - nil.  The total value of $142,001 has been allocated to share issuance costs and credited to contributed surplus.

11.

Contributed surplus

Amount
Balance, December 31, 2004	$1,648,402
Value of options expensed	858,209
Value of options exercised	(60,458)
Value of broker’s options	142,001
Value of warrants issued as commissions	51,548

Balance, December 31, 2005	2,639,702

Value of options expensed	501,980

Balance, June 30, 2006	$3,141,682

12.

Technology development

Included in technology development expenses are net research and development costs of $99,027, consisting of incurred costs of $198,054 less a contribution of $99,027 from the National Research Council.

13.

Restructuring charge

The Company has recorded a restructuring charge of $102,462 during the first quarter of 2006 for severance costs associated with staff reductions due to the integration of its operations with those of its subsidiary, Sunaptic Solutions Incorporated.

14.

Related-party transactions not disclosed elsewhere are as follows:

At June 30, 2006, accounts payable and accrued liabilities included $553,448 (at December 31, 2005 - $400,539) owed by the Company to directors, officers and companies controlled by directors and officers of the Company. These amounts are unsecured, non-interest bearing and payable on demand and consist of unpaid fees and expenses.

15.

Commitments:

The Company is committed to the following operating lease payments over the next four years:

Year	Equipment	Building	Total
2006	$35,614	$159,563	$195,177
2007	80,400	286,905	367,305
2008	60,936	265,904	326,840
2009	-	202,900	202,900
	$176,950	$915,272	$1,092,222

The Company leases its head office in Burnaby, B.C. under a sublease of 10,938 square feet which expires December 30, 2009. The monthly rent is $16,908. The Company also leases 5,938 square feet of office space in Victoria, B.C. with monthly rent of $5,109 which expires on September 30, 2006 and subleases 4,128 square feet of office space in Vancouver, B.C. with monthly rent of $7,000 which expires on September 29, 2008.

16.

Subsequent events (see note 8 Loans payable)

On July 14, 2006, Visiphor completed a private placement of an 8% convertible secured debenture in the principal amount of $1,600,000 maturing on December 15, 2009, convertible, subject to certain adjustments, at the price of $0.45 per common share, and of a performance warrant to purchase up to 2,350,000 common shares in the capital of the Company at a price of $0.30 per common share.  The warrant is only exercisable in the event that the 30-day weighted average trading price of the Company’s common shares has not exceeded $0.45 in at least one 30-day trading period on or before July 14, 2008. The warrant is exercisable at any time after July 13, 2008 and prior to 4:30 p.m. EST on December 15, 2009, provided that the above event has not occurred. The common shares underlying the offering will have a four-month hold period that expires on November 13, 2006. Under the terms of the agreement, the investor will be appointing a nominee to the Visiphor Board of Directors.

In connection with the offering, two directors, of which one is an officer of the Company, have agreed to postpone and subordinate outstanding bridge loans to the Company in the amounts of $85,000 and US$400,000, respectively. As consideration, the Company issued a promissory note secured by a charge over the accounts receivable of the Company to each of the parties and the interest rate of such notes is 12%.

17.

Financial instruments and risk management:

(a)

Fair values:

The fair value of the Company’s financial instruments, represented by cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, and loans payable approximates their carrying values due to their ability to be promptly liquidated or their immediate or short term to maturity.  Based on current interest rates relative to those implicit in the leases, the fair value of capital lease obligations is estimated to not be materially different from their carrying values.

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

18.

Segmented information:

The Company operates in two segments, being the development and sale of software applications and solutions and related services and the other being the provision of one business integration consulting services. Management of the Company makes decisions about allocating resources based on these two operating segments.  Prior to November 18, 2005, the Company operated in a single segment, being the development and sale of software applications and solutions.

                                          As at June 30, 2006

	Software Sales	Consulting Services	Total

Revenue	$1,025,449	$2,778,462	$3,803,911

Operating Expenses	4,064,322	2,143,984	6,208,306
Interest Expense	72,274	1,741	74,015
Amortization of Capital Assets	747,352	33,280	780,632
Amortization of Intangibles	-	292,738	292,738
Total Expenses	4,883,948	2,471,743	7,355,691

Net Earnings (Loss)	$(3,858,499)	$306,719	$(3,551,780)

Total Assets	$1,811,687	$2,986,479	$4,798,166
Intangible Assets
Goodwill	$-	$1,684,462	$1,684,462
Intellectual Property	$564,684	$-	$564,684
Customer Relationships	$-	$556,892	$556,892
Equipment, net	$385,832	$103,045	$488,877
Non-cash Stock-based Compensation expense	$398,655	$103,325	$501,980
Additions to Capital Assets	$30,836	$46,846	$77,682

As at December 31, 2005

	Software Sales	Consulting Services	Total

Total Assets	$3,541,371	$3,354,321	$6,895,692
Intangible Assets
Goodwill	$-	$1,684,462	$1,684,462
Intellectual Property	$1,226,775	$-	$1,226,775
Customer Relationships	$-	$676,226	$676,226
Contract Backlog	$-	$173,405	$173,405
Equipment, net	$441,684	$88,054	$529,735
Non-cash Stock-based Compensation expense	$858,209	$-	$858,209
Additions to Capital Assets	$411,509	$3,891	$415,400

18.

Segmented information (cont’d):

Substantially all revenue is derived from sales to customers located in Canada, the United States, and the United Kingdom.  Geographic information is as follows:

	2006	2005
Canada	$2,512,625	$45,879
United States	1,277,417	1,175,955
United Kingdom	13,869	23,232
Other	-	182
	$3,803,911	$1,245,248

Substantially all of the Company’s equipment is in Canada.

Major customers, representing 10% or more of total revenue are:

	2006	2005
Customer A	$537,987	$-
Customer B	417,793	273,632
Customer C	414,670	-
Customer D	260,145	497,666

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

On January 1, 2006, the Company adopted Statement of Financial Account Standards (“SFAS”), “Share-Based Payment” (“SFAS 123(R)”), which requires the expensing of all options issued, modified or settled based on the grant date fair value over the period during which an employee is required to provide service (vesting period).

The Company adopted SFAS 123(R) using the modified prospective approach, which requires application of the standard to all awards granted, modified, repurchased or cancelled on or after January 1, 2006, and to all awards for which the requisite service has not been rendered as at such date.  Since January 1, 2003, the Company has been following the fair value based approach prescribed by SFAS 123, as amended by SFAS 148, for stock option awards granted, modified or settled on or after such date.  As such, the application of SFAS 123(R) on January 1, 2006 to all awards granted prior to its adoption did not have a significant impact on the financial statements.  In accordance with the modified prospective approach, prior period financial statements have not been restated to reflect the impact of SFAS 123(R).  The prospective adoption of this new U.S. GAAP policy creates no differences with the Company’s stock compensation expense reported under Canadian GAAP.

19.

United States generally accepted accounting principles cont’d:

Previously under U.S. GAAP, the Company accounted for its stock option plan under the principles of Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees and Related Interpretations (“APB 25”).  No compensation expense was recognized under APB 25 because the exercise price of the Company’s stock options equals the market price of the underlying stock on the date of the grant.

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

 (c)

Warrant issuances for services:

During the year ended December 31, 2000, the Company issued 200,000 warrants having an exercise price of $3.50 each for services rendered.  In accordance with the Company’s accounting policies at that time, for Canadian GAAP purposes, no value has been assigned to these warrant issuances.  For U.S. GAAP purposes, the fair value of these warrants would be determined based on an option pricing model and recognized as the services are provided.

(d)

Comprehensive loss:

Comprehensive loss equals net loss for all periods presented.

The effect of these accounting differences on contributed surplus, deficit, net loss, and net loss per share are as follows:

U.S. GAAP

	June 30, 2006	December 31, 2005
Contributed Surplus, Canadian GAAP	$3,141,682	$2,639,702
Cumulative stock based compensation (a)	1,380,198	1,380,198
Beneficial conversion options (b)	208,200	208,200
Warrants issued for services (c)	722,000	722,000

Additional paid in capital, U.S. GAAP	$5,452,080	$4,950,100

	June 30, 2006	December 31, 2005
Deficit, Canadian GAAP	$(36,842,259)	$(33,290,479)
Cumulative stock based compensation (a)	(1,380,198)	(1,380,198)
Beneficial conversion options (b)	(208,200)	(208,200)
Warrants issued for services (c)	(722,000)	(722,000)
Deficit, U.S. GAAP	$(39,152,657)	$(35,413,477)
6 months ended June 30, 6 months ended June 30, 2006 2005
Net Loss for the period, Canadian and U.S. GAAP	$(3,551,780)	$(3,016,481)
Net Loss per share, Canadian and U.S. GAAP – basic and diluted	$(0.08)	$(0.12)

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

In addition to a suite of data sharing and integration products, Visiphor also has a premier consulting team, Visiphor Consulting Services, that provides services to organizations ranging from business process management support, development of an integration strategic plan, through to the design, development and implementation of a complete data sharing and integration solution for any combination of internal applications integration, business partner integration, process automation or workflow.

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

Typically, the Company enters into a fixed price contract with a customer for the licensing of selected software products and time and materials contracts for the provision of specific services.  When a software product requires significant production, modification or customization the Company generally recognizes total revenue for software and services associated with a contract using percentage of completion method based on the total costs incurred over the total estimated costs to complete the contract. When software is sold under contractual arrangements that include multiple elements, the elements are accounted for separately if vendor specific objective evidence of fair value exists for all undelivered elements. Standalone services contracts revenues are recognized as the services are delivered.

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

Critical Accounting Polices

Critical accounting policies are those that management believes are both most important to the portrayal of the Company’s financial condition and results of operations and that require difficult, subjective, or complex judgements, often as a result of the need to make estimates about the effects of matters that involve uncertainty.

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

Goodwill

Goodwill represents the excess of acquisition cost over the fair value of net assets for acquired businesses.  It has an indefinite useful life and is not amortized, but is tested annually for impairment.  No impairment has been recognized to date.

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

.

Results of Operations for the three- and six-month periods ended June 30, 2006 as compared to the three- and six-month periods ended June 30, 2005:

Management believes that presenting results of operations that exclude certain non-cash expenses and certain one-time unusual expenses in addition to results of operations that include these expenses can be helpful to investors in understanding the Company's results of operations. By excluding such items, the Company believes investors are provided with a more accurate period-to-period comparison and information regarding the cash expenditures in each expense category.  Non-cash expenses that are excluded in various places below include amortization amounts that the Company has incurred primarily as a result of its acquisition of certain intellectual property of Briyante and the intangibles acquired through the acquisition of Sunaptic, as well as stock-based compensation that does not require cash payments, and one-time unusual expenses.

Revenues

Visiphor’s total revenues for the three-month period ended June 30, 2006 were $1,488,828, which is 62% greater than the prior year level of $920,620. The year to date revenues increased 205% to $3,803,911 over the prior year level of $1,245,248. The increase is due to increased consulting services revenues as a result of the acquisition of Sunaptic in November of 2005 and increased services revenues from the installation of software products sold in prior periods. Revenues from the Company’s software products were $84,039 for the current three-month period as compared to $733,726 for 2005, a decrease of 89%. Software revenues were $346,537 for the year compared to the prior year’s level of $965,084 a decrease of 64%. The decreased software revenues were due to delays in customer delivery acceptance schedules and are expected to increase in subsequent periods as the deliveries are completed.

Support and services revenues for the three-month period ended June 30, 2006 were 7 times greater at $1,291,916 compared to $185,465 for 2005. Support and services revenues year to date were over 11.5 times higher at $3,228,022 than the prior year level of $277,769. The increase consisted of $2,778,462 in consulting services revenue earned as a result of the acquisition of Sunaptic that took place on November 18, 2005, with the balance consisting of the delivery of services associated with software sales from prior periods.

As of August 10, 2006, Visiphor had work in process and contracted orders totalling approximately $2.9 million that are not recorded in the financial statements as at June 30, 2006. Consequently, Visiphor expects that revenues will increase in the subsequent quarters of 2006 when compared to revenues of 2005 and will continue to increase as the Company’s current and newly developed products and solutions continue to gain increasing customer acceptance. There can be no assurance, however, that such future revenue will materialize or if such revenue does materialize that it will be significant.

Other revenues for the three-month period ended June 30, 2006 were $112,873, whereas other revenues of $1,429 were earned in the prior year. Other revenues year to date was $229,352 compared to $2,395 for 2005. The increase was primarily due to revenue earned in 2006 of $166,512 through a contract where a sub-contractor is providing the services, and $47,400 from the resale of third party software.  The costs associated with these revenues are included in cost of materials. The balance of the revenue in both years was earned through interest revenue.

Operating Expenses

Operating expenses totalled $3,513,508 for the three-month period ended June 30, 2006, which is 42% greater than the 2005 operating expenses of $2,482,911. The 2006 expenses include stock-based compensation of $249,113 due to the increase of Visiphor’s employee stock option plan and $450,875 in amortization, which includes $322,713 in amortization costs for the intellectual property acquired in the Briyante acquisition and $59,666 in amortization of customer relationships relating to the Sunaptic acquisition. Excluding these non-cash charges, the operating expenses for the three months ended June 30, 2006 total $2,813,520. The 2005 expenses include stock-based compensation of $391,667 and amortization of $412,731, which includes $322,713 in amortization costs for the intellectual property acquired in the Briyante acquisition. Excluding these expenses, the operating expenses for 2005 were $1,678,513. Excluding the non-cash charges previously mentioned, the increase of $1,135,007 between 2006 and 2005 represents a 68% increase in operating expenses over the prior period. The increased costs were primarily due to $1,037,916 in additional costs from the addition of the consulting services division through the Sunaptic acquisition, which is included in the professional services department.

Operating expenses totalled $7,355,691 for the six-month period ended June 30, 2006, which is 73% greater than the 2005 operating expenses of $4,261,729. The 2006 expenses include stock-based compensation of $501,980 due to Visiphor’s employee stock option plan and $1,073,370 in amortization, which includes $645,426 in amortization costs for the intellectual property acquired in the Briyante acquisition and $292,738 in amortization of customer relationships relating to the Sunaptic acquisition. Excluding these non-cash charges, the one-time restructuring charge of $102,462 relating to the Sunaptic acquisition, the operating expenses for the six months ended June 30, 2006 total $5,677,879. The 2005 expenses include stock-based compensation of $494,261 and amortization of

$794,740. Excluding these items, the operating expenses for the six months ended June 30, 2005 were $2,972,729. Excluding these non-cash charges, the difference of $2,705,150 between 2006 and 2005 represents a 91% increase in operating expenses over the prior year. The increased costs include $2,145,725 due to the addition of the consulting services division through the Sunaptic acquisition, which is included in the professional services department. Sales and marketing costs increased by $41,763 primarily due to an increase in sales and marketing staff.  Administration costs increased $119,000 due to the addition of an investor relations program that was initiated in the second quarter of 2005, and due to an overall increase in the Company’s staff. There were costs of materials of $165,000 in 2006 relating to a sub-contractor providing services for a specific project that was completed in the second quarter of 2006 and the resale of third party software, bad debts of $62,000 relating to a support contract with one customer, and an increase in interest of $62,000 relating to the outstanding loans in 2006

Staff levels increased from 35 at January 1, 2005 to 100 at December 31, 2005. In January 2006, through the integration process with Sunaptic, the Company was able to streamline its operations and achieve operational efficiencies that allowed it to eliminate 16 employee positions. The Company recorded a restructuring charge of $102,462 during the first quarter of 2006 for severance costs associated with the staff reductions. The company continued to improve its operational efficiencies during the second quarter of 2006, including closing its Victoria, B.C. office and consolidating the Victoria operations into the Burnaby, B.C. head office.  The staff level at August 10, 2006 is 74 and the current operating cash expense level is approximately $700,000 per month or $8.5 million per year, and is expected to increase as additional resources are required to meet sales demands.

Administration

Administrative costs for the three-month period ended June 30, 2006 were $736,282, which is 11% lower than for 2005 of $826,173. These costs include stock-based compensation charges of $121,587 in 2006 and $201,740 in 2005. Excluding these charges, the administrative costs were $614,695 in 2006 versus $624,433 in 2005, which represents a 2% decrease. Administrative costs include staff salaries and related benefits and travel, consulting and professional fees, facility and support costs, shareholder, regulatory and investor relations costs.

Administrative costs for the six months ended June 30, 2006 were $1,399,185, which is 9% higher than administrative costs for 2005 of $1,280,004. These costs include stock-based compensation charges of $182,806 in 2006 and $270,122 in 2005. Excluding these charges, the administrative costs were $1,216,379 in 2006 versus $1,009,882 in 2005, which represents a 20% increase.  The increase was primarily due to the addition of an investor relations program in the second quarter of 2005 that was expanded in 2006 and general operating expenses associated with an overall growth in the Company’s staff. The current level of administrative cost is expected to remain the same for the balance of 2006.

Bad Debt

Bad debt for both the three- and six-month periods ended June 30, 2006 was $62,000 and relates to a support contract defaulted upon by one customer. There was no bad debt expense in 2005.

Cost of Materials

Cost of materials for the three-month period ended June 30, 2006 were $77,005 and $nil in 2005. This cost was for sub-contracted services required for the security assessments for the King County RAIN project. The cost for the six months ended June 30, 2006 were $164,910 and $nil in 2005. This cost includes $121,000 for sub-contracted services required for the security assessments for the King County RAIN project which has been completed and $43,901 for software purchased for resale to a customer.

Interest and Amortization

The increase in interest expense of $39,833 for the three-month period ended June 30, 2006 over the three-month period ended June 30, 2005 is due to interest on the loans payable. The amortization expense for 2006 is $450,875 compared to $412,731 in 2005. The increase is due to the amortization of intangibles acquired with the Sunaptic acquisition.

The increase in interest expense of $62,447 for the six months ended June 30, 2006 over the six months ended June 30, 2005 is due to interest on the loans payable. The amortization expense for 2006 is $1,073,370 compared to $794,740 for 2005. The 35% increase is due to the intangibles acquired with the Sunaptic acquisition.

Sales and Marketing

Sales and marketing expenses for the three-month period ended June 30, 2006 were $317,149 compared to $426,790 for 2005, which is a 26% reduction. These costs include stock-based compensation charges of $28,455 in 2006 and $46,839 in 2005. Excluding these charges, the sales and marketing expenses were $288,694 in 2006 verses $379,951 in 2005 which represents a 24% reduction. The decrease in costs is due to the reduction in the number of marketing staff.  Sales and marketing costs are expected to increase in future periods as the Company expands its efforts to increase revenues of both products and services.

Sales and marketing expenses for the six-month period ended June 30, 2006 were $898,229 and were 5% greater than in 2005 of $856,466. These costs include a stock-based compensation charge of $48,941 in 2006 and $65,212 in 2005. Excluding this charge, the sales and marketing costs were $849,288 in 2006 verses $791,254 in 2005, which represents a 7% increase. Visiphor hired additional sales staff on a short-term basis in the United States at the beginning of 2006 in an effort to address some specific sales opportunities. The marketing department reduced the number of employees in 2006.

Professional Services

Costs for the professional services group for the three-month period ended June 30, 2006 were $1,335,694, which is 269% greater than $361,504 in 2005. These costs include a stock-based compensation charge of $11,376 in 2006 and $58,166 in 2005. Excluding this charge, the professional services costs were $1,324,318 in 2006 and $303,338 for 2005 which is an increase of 337%. The increased costs were due to $1,037,916 in costs resulting from the addition of the consulting services division through the Sunaptic acquisition which is included in the professional services department.

Costs for the professional services group for the six-month period ended June 30, 2006 were $2,618,808 which is 5.5 times greater than costs for the professional services group of $476,941 in 2005. These costs include a stock-based compensation charge of $147,806 in 2006 and $62,451 in 2005. Excluding this charge, the professional services costs were $2,471,002 in 2006 and $414,490 in 2005, an increase of $2,056,512 or 500%. The increased costs include $2,145,725 due to the addition of the consulting services division through the Sunaptic acquisition. There was some staff reduction in the non-consulting area of professional services.

Professional Services is a relatively new department that was initiated in the second quarter of 2005.  Due to the corporate reorganization, some costs in other departments were reallocated to professional services during the first quarter of 2005 for comparative purposes. The professional services group is responsible for the installation of Visiphor’s products and training of Visiphor’s customers and business partners in the use of the Company’s products. It also includes the business integration consulting services division added through the acquisition of Sunaptic. The costs include salaries, travel and general overhead expenses. Costs for future periods will be dependent on the sales levels achieved by the Company.

Technology Development

The technology development expenses for the three-month period ended June 30, 2006 were $487,676, which is 9% greater than the 2005 costs of $448,707. These costs include stock-based compensation charges of $87,695 in 2006 and $84,922 in 2005. Excluding these charges, the technology development expenses were $399,981 in 2006 verses $363,785 in 2005, which is an increase of 10%. This increase was primarily due to hiring additional staff and the associated costs required to maintain the Company’s enhancement of existing products and to develop new products. Management expects that the increased revenues achieved as a result of the sale of products will more than offset the increased costs. Management believes that continuing to invest in technology advancements is crucial to the future success of Visiphor, and expects that costs will continue to increase in future periods. Included in technology development expenses for the six month period ended June 30, 2006 are net research and development costs of $73,000, consisting of incurred costs of $146,000 less a contribution of $73,000 from the National Research Council. The cost recoveries are expected to be approximately $225,000 by December 31, 2006.

The technology development expenses for the six-month period ended June 30, 2006 were $962,724, which is 14% higher than the 2005 costs of $842,010. These costs include a stock-based compensation charge of $122,427 in 2006 and $96,474 in 2005. Excluding this charge, the costs were $840,297 in 2006 verses $745,536 in 2005, which represents a 13% increase. Included in technology development expenses for the period ended June 30, 2006 are net research and development costs recovery of $98,500. The increase was primarily due to hiring additional staff and the associated costs required to maintain our enhancement of existing products and new product development.

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

Net Loss for the Period

The Company's net loss on a monthly basis for the second quarter is approximately $675,000.  As described above, management believes that excluding certain non-cash expenses and certain one-time unusual expenses can be helpful to investors in better understanding the Company's results of operations.  When excluding such expenses, the Company's loss on a cash-operating expense basis is approximately $440,000 per month for the second quarter. Due to operational efficiencies achieved during the second quarter, but not fully realized until July of 2006, the Company’s monthly loss on a cash-operating basis is currently $150,000 per month.

Overall, the Company incurred a net loss for the three-month period ended June 30, 2006 of $2,024,680, or $0.05 per share, which is 30% higher than the net loss incurred during the three-months ended June 30, 2005 of $1,562,291 or $0.06 per share. Adjusting the loss to take into account the stock-based compensation of $249,113, the $450,875 in amortization, the loss becomes $1,324,692 for 2006. Adjusting the 2005 loss for the stock-based compensation of $391,667 and amortization of $412,731 discussed above, the loss becomes $757,893 for 2005, representing a 75% increase.

The Company incurred a net loss for the six-month period ended June 30, 2006 of $3,551,780 or $0.08 per share, which is 18% larger than the net loss incurred during the period ended June 30, 2005 of $3,016,481, or $0.12 per share. Adjusting the loss to take into account the non-cash items described above, the losses become $1,976,430 for 2006 and $1,727,482 for 2005, representing an 8% increase.

The Company has work in progress and contracted sales orders totalling $2.9 million that have not commenced installation and the revenue will not be recognised until future quarters. There can be no assurance, however, that such revenue will be collected or if any of such revenue from such work in progress and sales orders is collected that it will be significant or will be timely paid.

In the Company's most recent Form 10-KSB, management stated that it believed that the Company would be able to achieve break-even operations on a cash operating basis by the end of 2006.  While management continues to believe that it has sufficient sales and potential sales to achieve this goal, extended contract negotiations and installation delays due to customers not being ready to accept delivery of solutions may cause this to be delayed until the last quarter of 2006 as the recognition of the associated revenue may be delayed.

Summary of Quarterly Results

	Q2-2006	Q1-2006	Q4-2005	Q3-2005	Q2-2005	Q1-2005	Q4-2004	Q3 – 2004

Total Revenue	$1,488,828	2,315,083	1,076,312	1,008,581	920,620	324,628	327,016	102,814
Loss	(2,024,680)	(1,527,100)	(1,890,400)	(1,724,775)	(1,562,291)	(1,454,190)	(1,270,180)	(1,346,203)
Net loss per share	(0.05)	(0.04)	(0.05)	(0.06)	(0.06)	(0.06)	(0.08)	(0.09)

The Company’s changes in its net losses per quarter fluctuate according to the volume of sales. As the Company currently has a small number of customers generating the majority of its revenues, there is no consistency from one quarter to the next and past quarterly performance is not considered to be indicative of future results. In the latter part of 2004 and in 2005, the Company hired additional staff to generate and meet the demands of the sales orders described above, causing a significant increase in expense levels. The Company has also significantly increased both its revenues and expenses due to the acquisition of Sunaptic; however, these items are only included since the date of the acquisition on November 18, 2005. The Company is not aware of any significant seasonality affecting its sales.

Liquidity and Capital Resources

The Company’s aggregated cash on hand at the beginning of the three-month period ended June 30, 2006 was $174,678. During the period, the Company received additional funds of $641,480 in loans payable, repaid a loan of $110,000 received during the quarter, and paid deferred financing costs of $30,000.

The Company used these funds primarily to finance its operating loss for the period. The impact on cash of the loss of $1,324,692, after adjustment for non-cash items and changes to other working capital accounts in the period, resulted in a negative cash flow from operations of $443,255, as compared to a negative cash flow from operations of $998,097 for the same period in 2005. The Company repaid capital leases of $16,498 and purchased capital assets of $10,448. Overall, the Company’s cash position increased by $31,279 to $205,957 at June 30, 2006.

The Company’s aggregated cash on hand at the beginning of the six-month period ended June 30, 2006 aggregated $790,091. During the period, the Company received additional net funds of $176,803 from a private placement, $941,480 in loans payable and repaid a $200,000 loan from 2005 and an $110,000 loan from 2006, and paid deferred financing costs of $30,000.

The Company used these funds primarily to finance its operating loss for the period. The impact on cash of the loss of $1,976,430, after adjustment for non-cash items and changes to other working capital accounts in the period, resulted in a negative cash flow from operations of $1,275,611, as compared to a negative cash flow from operations of $1,788,221 for the same period in 2005. The Company also repaid capital leases of $31,735 and purchased capital assets of $55,071.  Overall, the Company’s cash position decreased by $584,134 to $205,957 at June 30, 2006.

The Company continues to improve its operating cash flows and management believes that this will be positive by the end of 2006.

Private Placements in 2006

On March 2, 2006, the Company completed a private placement consisting of 600,000 units at $0.45 per unit. Each unit consisted of one common share and one-half of one transferable common share purchase warrant.  Each whole warrant entitles the holder to acquire one additional common share at an exercise price of $0.50 until March 2, 2007. The common shares and warrants are subject to a four-month hold period that expires on July 2, 2006. Finders’ fees of $23,625 were paid in cash to persons outside the United States related to sales made outside the United States. The total net proceeds to Visiphor were $246,375, which included share subscriptions of $67,500 received prior to December 31, 2005 and share issuance costs.

Subsequent Financings

On July 14, 2006, the Company completed a private placement (the “Offering”) of an 8% convertible secured debenture in the principal amount of $1,600,000 maturing on December 15, 2009, convertible, subject to certain adjustments, at the price of $0.45 per common share, and of a performance warrant (the “Warrant”) to purchase up to 2,350,000 common shares in the capital of the Company at a price of CAN$0.30 per common share.  The Warrant is only exercisable in the event that the 30 day weighted average trading price of the Company’s common shares has not exceeded $0.45 in at least one 30 day trading period on or before July 14, 2008. The Warrant is exercisable at any time after July 13, 2008 and prior to 4:30 p.m. EST on December 15, 2009, provided that the above event has not occurred. The common shares underlying the Offering will have a four month hold period that expires on November 13, 2006. Under the terms of the agreement, the investor will be appointing a nominee to the Company’s Board of Directors.

In connection with the Offering, two directors, of which one is an officer of the Company, have agreed to postpone and subordinate outstanding bridge loans to the Company in the amounts of $85,000 and US$400,000, respectively. As consideration, the Company issued a promissory note secured by a charge over the accounts receivable of the Company to each of the parties and the interest rate of such notes is 12%. The Company also repaid the balance of the outstanding loans payable of $500,000.

Management believes that the revenues from the Company’s futures sales combined with current accounts receivable, work in progress, and contracted orders will be sufficient to fund its consolidated operations. The Company believes it currently has cash, accounts receivable, and work in progress and contracted orders that, if completed, will generate cash sufficient to fund its operations through 2006. If the accounts receivable are not collected, certain of the contracts are not completed, or the expected sales are not received, the Company may need to raise additional funds through private placements of its securities or seek other forms of financing during the 2006 financial year. There can be no assurance that such financing will be available to the Company on terms acceptable to it, if at all. Failure to obtain adequate financing if necessary could result in significant delays in development of new products and a substantial curtailment of the Company’s operations. If the Company’s operations are substantially curtailed, it may have difficulty fulfilling its current and future contract obligations.

Contractual Obligations

The Company is committed to the following operating lease payments over the next four years:

Year	Equipment	Building	Total
2006	$35,614	$159,563	$195,177
2007	80,400	286,905	367,305
2008	60,936	265,904	326,840
2009	-	202,900	202,900
	$176,950	$915,272	$1,092,222

The Company leases its head office in Burnaby, B.C. under a sublease of 10,938 square feet which expires December 30, 2009. The monthly rent is $16,908. The Company also leases 5,938 square feet of office space in Victoria, B.C. with monthly rent of $5,109 which expires on September 30, 2006 and subleases 4,128 square feet of office space in Vancouver, B.C. with monthly rent of $7,000 which expires on September 29, 2008.

Off-Balance Sheet Arrangements

At June 30, 2006, the Company did not have any off-balance sheet arrangements.

Item 3.  Controls and Procedures

Disclosure Controls

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Operating Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report (the “Evaluation Date”).  Based upon that evaluation, the Chief Executive Officer and Chief Operating Officer and Chief Financial officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company (or its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. During the quarter ended December 31, 2005, the Company’s independent auditors, Grant Thornton LLP, advised management and the audit committee of the Company’s board of directors of matters that they considered to be material weaknesses in the Company’s internal control.  The weaknesses were comprised of: insufficient systems and controls in place to evaluate the Company’s internal control; insufficient segregation of duties; and inadequate preventive controls with too much reliance on detective and manual controls.  The Company continues to take steps to correct these weaknesses.

Other than continuing to address the weaknesses discussed above, during the quarter ended June 30, 2006, there were no significant changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.

Submission of Matters to a Vote of Security Holders

The Company held its Annual and Extraordinary Meeting of Shareholders at 1100 – 4710 Kingsway, Burnaby, British Columbia, V5H 4V2, on Monday, May 8, 2006, at 10:00 a.m. for the following purposes:

1.

To receive and consider the report of the directors of the Company.

2.

To receive and consider the audited financial statements of the Company for the period ended December 31, 2005 together with auditor’s reports thereon.

3.

To elect directors for the ensuing year.

4.

To appoint an auditor of the Company for the ensuing year and to authorize the directors to fix the auditor’s remuneration.

5.

To consider, and if thought advisable, to approve a share option plan (the “2006 Plan”) to increase the number of shares issuable under the share option plan of the Company.

6.

To transact such other business as may properly come before the meeting or any adjournment thereof.

(b)

The directors who were elected and whose terms of office as a director continued after the meeting are Oliver “Buck” Revell, Roy Davidson Trivett, Clyde Farnsworth, Keith Kretschmer, Al Kassam, Norman Inkster, and Michael C. Volker.

(c)

There were 105 shareholders holding 15,301,451 common shares represented in person or by proxy at the meeting, representing 35.52% of the 43,075,588 issued and outstanding Common Shares, which constituted a quorum.

To approve all of the directors at the meeting, the number of votes for Revell, Oliver “Buck” were:

For:  9,660,407

   Against: 0

 Votes Cast (Non-Insiders) For: 63.33%

Against: 0.00%

Totals: 15,301,451   Withheld: 396,716  Absentions: Nil   Excluding Insiders: Nil Broker Non-Votes: Nil

To approve all of the directors at the meeting, the number of votes for Trivett, Roy were:

For:  9,660,651

   Against: 0

 Votes Cast (Non-Insiders) For: 63.33%

Against: 0.00%

Totals: 15,301,451   Withheld: 39,472  Absentions: Nil   Excluding Insiders: Nil

Broker Non-Votes: Nil

To approve all of the directors at the meeting, the number of votes for Farnsworth, Clyde were:

For: 8,259,394

   Against: 1,399,101  Votes Cast (Non-Insiders) For: 54.15%

Against: 9.17%

Totals: 15,301,451   Withheld: 41,694 Absentions: Nil   Excluding Insiders: Nil

Broker Non-Votes: Nil

To approve all of the directors at the meeting, the number of votes for Kassam, Al were:

For: 8,260,461

   Against: 1,399,123  Votes Cast (Non-Insiders) For: 54.16%

Against: 9.17%

Totals: 15,301,451   Withheld: 40,539 Absentions: Nil   Excluding Insiders: Nil

Broker Non-Votes: Nil

To approve all of the directors at the meeting, the number of votes for Inkster, Norman were:

For: 9,660,673

   Against: 0  Votes Cast (Non-Insiders) For: 63.33%

Against: 0.00%

Totals: 15,301,451   Withheld: 39,450 Absentions: Nil   Excluding Insiders: Nil

Broker Non-Votes: Nil

To approve all of the directors at the meeting, the number of votes for  Kretschmer, Keith were:

For: 9,657,362

   Against: 0  Votes Cast (Non-Insiders) For: 63.32%

Against: 0.00%

Totals: 15,301,451   Withheld: 42,761 Absentions: Nil   Excluding Insiders: Nil

Broker Non-Votes: Nil

To approve all of the directors at the meeting, the number of votes for Volker, Michael were:

For: 9,657,362

   Against: 0  Votes Cast (Non-Insiders) For: 63.32%

Against: 0.00%

Totals: 15,301,451   Withheld: 42,761 Absentions: Nil   Excluding Insiders: Nil

Broker Non-Votes: Nil

To pass an ordinary resolution of disinterested shareholders to approve the amendment to the Company’s Stock Option Plan

For: 6,253,708

Against: 236,383  Votes Cast (Non-Insiders) For: 51.75%

Against: 1.96%

Totals:  15,301,451  Withheld: 7,631  Absentions: Nil

 Excluding Insiders: 3,209,955 Broker Non-Votes: Nil

To pass an extra ordinary resolution of disinterested shareholders to approve the repricing of insiders share options

For: 6,253,148

Against: 234,581  Votes Cast (Non-Insiders) For: 51.75%

Against: 1.94%

Totals:  15,301,451  Withheld: 10,686  Absentions: Nil   Excluding Insiders: 3,210,262 Broker Non-Votes: Nil

To appoint and remunerate Grant Thornton, LLP, Chartered Accountants:

For: 9,689,115

Against: 2,619

Votes Cast (Non-Insiders) For: 63.39%

Against: 0.02%

Totals: 15,301,451 Withheld: 8,389 Absentions: Nil

Excluding Insiders: 7,333

Broker Non-Votes: Nil

Item 5. Other Information

None.

Item 6.  Exhibits

The following exhibits are filed (or incorporated by reference herein) as part of this Form 10-QSB:

2.1(7)

Share Purchase Agreement dated October 5, 2005, among Michael James Hilton, Thomas James Healy, Ronald E. Matthews, Jason Fyfe, Paul McHendry, Simon Chester, Adam Bowron, Sunaptic Solutions Inc. and Visiphor

3.1(5)	Articles of Continuance
3.2(5)	Bylaw No.1
4.1(1)	Shareholder Agreement dated February 23, 1999 among the original shareholders and the Former Visiphor Shareholders
10.1(2)	Revolving Line of Credit dated February 21, 2003 between Visiphor and Altaf Nazerali
10.2(2)	Amended and Restated Loan Agreement: RevolvingLine of Credit dated April 15, 2003 between Visiphor and Altaf Nazerali
10.3(2)	General Security Agreement dated April 15, 2003 between Visiphor and Altaf Nazerali
10.4(2)	Grid Promissory Note dated February 21, 2003 between Visiphor and Altaf Nazerali
10.5(2)	Grid Promissory Note Amended and Restated dated April 15, 2003 between Visiphor and Altaf Nazerali
10.6(2)	Source Code License Agreement dated April 15, 2003 between Visiphor and Altaf Nazerali
10.7(2)	Source Code Escrow Agreement dated April 15, 2003 between Visiphor and Altaf Nazerali
10.8(3)	Debenture Agreement between Visiphor and 414826 B.C. Ltd dated May 30, 2003
10.9(4)	Consulting Agreement dated July 15, 2003 between Visiphor and Roy Trivet
10.10(6)	Visiphor Corporation Stock Option Plan
10.11(8)	Sublease Agreement between Shaw Cablesystems Limited and Visiphor
10.12(8)	Release of Claims Agreement between OSI Systems, Inc. and Visiphor dated September 14, 2005
10.13(9)	Placement Agent Agreement, effective as of November 7, 2005, between Visiphor and Certain Agents.
10.14(10)	Lease Agreement between Bremmvic Holdings Limited and Visiphor dated September 14, 2005
10.15(10)	Sublease agreement between International Vision Direct and Visiphor dated November 1, 2004
10.16(10)	Consulting Agreement with Trivett Holdings and Visiphor dated January 1, 2005
10.17(10)	Consulting Agreement with TelePartners and Visiphor dated January 1, 2005
10.18(10)	Consulting Agreement with AG Kassam and Visiphor dated January 1, 2005
10.19(10)*	Employment Agreement with Colby James Smith and Visiphor dated January 1, 2005
10.20(10)	Consulting Agreement with Oliver “Buck” Revell and Visiphor dated January 1, 2005
10.21(11)	Convertible Secured Debenture of Visiphor in favor of Quorum Secured Equity Trust in the Principal Sum of Cdn$1,600,00, due December 15, 2009
10.22(11)	Performance Warrant to purchase up to 2,350,000 common shares of Visiphor at a price of Cdn$0.30 per common share
10.23(11)	Subscription Agreement dated July 12, 2006 addressed to Visiphor and executed by Quorum Secured Equity Trust
10.24(11)	General Security Agreement dated July 12, 2006 in favor of Quorum Secured Equity Trust between Visiphor and Quorum Secured Equity Trust
10.25(11)	Postponement and Subordination Agreement dated July 12, 2006 between Roy Trivett, Quorum Secured Equity Trust and Visiphor
10.26(11)	Postponement and Subordination Agreement dated July 12, 2006 between Keith Kretschmer, Quorum Secured Equity Trust and Visiphor
10.27(11)	Promissory Note of Visiphor dated July 12, 2006 in the amount of Cdn$85,000 payable to Roy Trivett
10.28(11)	Promissory Note of Visiphor dated July 12, 2006 in the amount of US$400,000 payable to Keith Kretschmer
10.29(11)	General Assignment of Accounts Receivable by Visiphor to Roy Trivett dated July 12, 2006
10.30(11)	General Assignment of Accounts Receivable by Visiphor to Keith Kretschmer dated July 12, 2006
31.1	Section 302 Certification
31.2	Section 302 Certification
32.1	Section 906 Certification
32.2	Section 906 Certification
99.1	Risk Factors
99.2	Form 51-9Form 51-901F as required by the British Columbia Securities Commission

_______________________

* Indicates a management contract or compensatory plan or arrangement.

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

(11)

Previously filed as part of Visiphor’s Current Report on Form 8-K filed July 20, 2006.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISIPHOR CORPORATION

Date: August 10, 2006

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

Date: August 10, 2006

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

Date: August 10, 2006

/s/ Roy Trivett

Roy Trivett

Chief Executive Officer

(principal executive officer)

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. § 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Visiphor Corporation (the “Company”) on Form 10-QSB for the period ended June 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Wayne Smith, Chief Operating Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Wayne Smith Wayne Smith Chief Operating Officer and Chief Financial Officer (principal financial and accounting officer) August 10, 2006

Exhibit 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. § 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Visiphor Corporation (the “Company”) on Form 10-QSB for the period ended June 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Roy Trivett, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Roy Trivett Roy Trivett Chief Executive Officer (principal executive officer) August 10, 2006

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

History of Losses; Ability to Continue as a Going Concern

The Company commenced operations in March 1998. The Company incurred net losses of $6,631,656 and $5,457,937 in the years ended December 31, 2005 and December 31, 2004, respectively and net losses of $7,355,691 and $4,261,729 in the periods ended June 30, 2006 and June 30, 2005 respectively.  The Company has never been profitable and there can be no assurance that, in the future, the Company will be profitable on a quarterly or annual basis.

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

Need for Additional Financing

Management believes that the revenues from the Company’s futures sales combined with current accounts receivable, work in progress, and contracted orders will be sufficient to fund its consolidated operations. The Company believes it currently has cash, accounts receivable, and work in progress and contracted orders that, if completed, will generate cash sufficient to fund its operations through 2006. If the accounts receivable are not collected, certain of the contracts are not completed, or the expected sales are not received, the Company may need to raise additional funds through private placements of its securities or seek other forms of financing during the 2006 financial year. There can be no assurance that such financing will be available to the Company on terms acceptable to it, if at all. Failure to obtain adequate financing, if necessary, could result in significant delays in the development of new products and a substantial curtailment of Visiphor’s operations. If the Company’s operations are substantially curtailed, it may have difficulty fulfilling its current and future contractual obligations.

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

2

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

The Company UK Partnership

On July 31, 2004, the Company entered into an agreement with Centrom Limited (“Centrom”) of the United Kingdom to form a jointly owned subsidiary, Imagis Technologies UK Limited (“Imagis UK”). Imagis UK, a subsidiary of Centrom, is the exclusive distributor of Visiphor’s software products in the UK and a non-exclusive distributor on a world-wide basis. Visiphor owns a 25% interest in Imagis UK in consideration of the grant of UK exclusivity, and Centrom has committed to provide £500,000 (approximately $1.25 million) over the next two years to support the initial start-up costs of Imagis UK in consideration of a 75% ownership. Centrom’s commitment is being met through a combination of cash and services, with the services portion being provided at Centrom’s cost without any mark-up. The Imagis UK’s operations are in the start-up phase and there has been no significant gain or loss to date. The Company is not required to make any advances to Imagis UK and has not made any advances to date.

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

Certain Shareholders May Exercise Control over Matters Voted Upon by the Company's Shareholders

Certain of the Company’s officers, directors and entities affiliated with the Company together beneficially owned a significant portion of the Company’s outstanding common shares as of June 30, 2006. While these shareholders do not hold a majority of the Company’s outstanding common shares, they will be able to exercise significant influence over matters requiring shareholder approval, including the election of directors and the approval of mergers, consolidations and sales of the Company’s assets. This may prevent or discourage tender offers for the Company’s common shares.

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

5

Exhibit 99.2

BC FORM 51-102F1

QUARTERLY REPORT

ISSUER DETAILS:

Name of Issuer	VISIPHOR CORPORATION
For Quarter Ended	June 30, 2006
Date of Report	August 10, 2006
Issuer Address	1100 – 4710 Kingsway Burnaby, British Columbia V5H 4M2
Issuer Fax Number	(604) 684-9314
Issuer Telephone Number	(604) 684-2449
Contact Name	Wayne Smith
Contact Position	Chief Financial Officer
Contact Telephone Number	(604) 684-2449
Contact Email Address	wayne.smith@visiphor.com
Web Site Address	www.visiphor.com

CERTIFICATE

THE THREE SCHEDULES REQUIRED TO COMPLETE THIS REPORT ARE ATTACHED AND THE DISCLOSURE CONTAINED THEREIN HAS BEEN APPROVED BY THE BOARD OF DIRECTORS.  A COPY OF THIS REPORT WILL BE PROVIDED TO ANY SHAREHOLDER WHO REQUESTS IT.

Clyde Farnsworth Name of Director	/s/Clyde Farnsworth Sign (typed)	06/8/10 Date Signed (YY/MM/DD)

Roy Trivett Name of Director	/s/ Roy Trivett Sign (typed)	06/8/10 Date Signed (YY/MM/DD)

Supplementary Information to the Financial Statements

Management’s Discussion and Analysis

As at August 10, 2006

Forward-looking information

Except for statements of historical fact, certain information contained herein constitutes “forward-looking statements,” within Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  In some cases, you can identify the forward-looking statements by Visiphor Corporation’s (“Visiphor” or the “Company”) use of the words such as “may,” “will,” “should,” “could,” “expect,” “plan,” “estimate,” “predict,” “potential,” “continue,” “believe,” “anticipate,” “intend,” “expect,” or the negative or other variations of these words, or other comparable words or phrases.  Forward-looking statements in this report include, but are not limited to, the Company’s expectation that revenues will increase during 2006 when compared to those of 2005 and that such revenues will continue to increase as newly developed products and solutions continue to gain increasing customer acceptance; management’s belief that increased revenues achieved as a result of the sale of products will more than offset increased technology development costs; the Company’s ability to fund its operations in the future from its current cash, accounts receivable, work in progress the Company’s expectation that it will have positive operating cash flows by the end of 2006 and contracted orders; new contracts to be entered into in the near future; the Company’s future operating expense levels; and the Company’s ability to achieve break-even operations on an operating cash flow basis during the remainder of 2006.

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

In addition to a suite of data sharing and integration products, Visiphor also has a premier consulting team, Visiphor Consulting Services, that provides services to organizations ranging from business process management support, development of an integration strategic plan, through to the design, development and implementation of a complete data sharing and integration solution for any combination of internal applications integration, business partner integration, process automation or workflow.

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

Typically, the Company enters into a fixed price contract with a customer for the licensing of selected software products and time and materials contracts for the provision of specific services.  When a software product requires significant production, modification or customization the Company generally recognizes total revenue for software and services associated with a contract using percentage of completion method based on the total costs incurred over the total estimated costs to complete the contract. When software is sold under contractual arrangements that include multiple elements, the elements are accounted for separately if vendor specific objective evidence of fair value exists for all undelivered elements. Standalone services contracts revenues are recognized as the services are delivered.

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

Critical Accounting Polices

Critical accounting policies are those that management believes are both most important to the portrayal of the Company’s financial condition and results of operations and that require difficult, subjective, or complex judgements, often as a result of the need to make estimates about the effects of matters that involve uncertainty.

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

Goodwill

Goodwill represents the excess of acquisition cost over the fair value of net assets for acquired businesses.  It has an indefinite useful life and is not amortized, but is tested annually for impairment.  No impairment has been recognized to date.

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

Results of Operations for the three and six-month periods ended June 30, 2006 as compared to the three and six-month periods ended June 30, 2005:

Management believes that presenting results of operations that exclude certain non-cash expenses and certain one-time unusual expenses in addition to results of operations that include these expenses can be helpful to investors in understanding the Company's results of operations. By excluding such items, the Company believes investors are provided with a more accurate period-to-period comparison and information regarding the cash expenditures in each expense category.  Non-cash expenses that are excluded in various places below include amortization amounts that the Company has incurred primarily as a result of its acquisition of certain intellectual property of Briyante and the intangibles acquired through the acquisition of Sunaptic, as well as stock-based compensation that does not require cash payments, and one-time unusual expenses.

Revenues

Visiphor’s total revenues for the three-month period ended June 30, 2006 were $1,488,828, which is 62% greater than the prior year level of $920,620. The year to date revenues increased 205% to $3,803,911 over the prior year level of $1,245,248. The increase is due to increased consulting services revenues as a result of the acquisition of Sunaptic in November of 2005 and increased services revenues from the installation of software products sold in prior periods. Revenues from the Company’s software products were $84,039 for the current three-month period as compared to $733,726 for 2005, a decrease of 89%. Software revenues were $346,537 for the year compared to the prior year’s level of $965,084 a decrease of 64%. The decreased software revenues were due to delays in customer delivery acceptance schedules and are expected to increase in subsequent periods as the deliveries are completed.

Support and services revenues for the three-month period ended June 30, 2006 were 7 times greater at $1,291,916 compared to $185,465 for 2005. Support and services revenues year to date were over 11.5 times higher at $3,228,022 than the prior year level of $277,769. The increase consisted of $2,778,462 in consulting services revenue earned as a result of the acquisition of Sunaptic that took place on November 18, 2005, with the balance consisting of the delivery of services associated with software sales from prior periods.

As of August 10, 2006, Visiphor had work in process and contracted orders totalling approximately $2.9 million that are not recorded in the financial statements as at June 30, 2006. Consequently, Visiphor expects that revenues will increase in the subsequent quarters of 2006 when compared to revenues of 2005 and will continue to increase as the Company’s current and newly developed products and solutions continue to gain increasing customer acceptance. There can be no assurance, however, that such future revenue will materialize or if such revenue does materialize that it will be significant.

Other revenues for the three-month period ended June 30, 2006 were $112,873, whereas other revenues of $1,429 were earned in the prior year. Other revenues year to date was $229,352 compared to $2,395 for 2005. The increase was primarily due to revenue earned in 2006 of $166,512 through a contract where a sub-contractor is providing the services, and $47,400 from the resale of third party software.  The costs associated with these revenues are included in cost of materials. The balance of the revenue in both years was earned through interest revenue.

Operating Expenses

Operating expenses totalled $3,513,508 for the three-month period ended June 30, 2006, which is 42% greater than the 2005 operating expenses of $2,482,911. The 2006 expenses include stock-based compensation of $249,113 due to the increase of Visiphor’s employee stock option plan and $450,875 in amortization, which includes $322,713 in amortization costs for the intellectual property acquired in the Briyante acquisition and $59,666 in amortization of customer relationships relating to the Sunaptic acquisition. Excluding these non-cash charges, the operating expenses for the three months ended June 30, 2006 total $2,813,520. The 2005 expenses include stock-based compensation of $391,667 and amortization of $412,731, which includes $322,713 in amortization costs for the intellectual property acquired in the Briyante acquisition. Excluding these expenses, the operating expenses for 2005 were $1,678,513. Excluding the non-cash charges previously mentioned, the increase of $1,135,007 between 2006 and 2005 represents a 68% increase in operating expenses over the prior period. The increased costs were primarily due to $1,037,916 in additional costs from the addition of the consulting services division through the Sunaptic acquisition, which is included in the professional services department.

Operating expenses totalled $7,355,691 for the six-month period ended June 30, 2006, which is 73% greater than the 2005 operating expenses of $4,261,729. The 2006 expenses include stock-based compensation of $501,980 due to Visiphor’s employee stock option plan and $1,073,370 in amortization, which includes $645,426 in amortization costs for the intellectual property acquired in the Briyante acquisition and $292,738 in amortization of customer relationships relating to the Sunaptic acquisition. Excluding these non-cash charges, the one-time restructuring charge of $102,462 relating to the Sunaptic acquisition, the operating expenses for the six months ended June 30, 2006 total $5,677,879. The 2005 expenses include stock-based compensation of $494,261 and amortization of $794,740. Excluding these items, the operating expenses for the six months ended June 30, 2005 were $2,972,729. Excluding these non-cash charges, the difference of $2,705,150 between 2006 and 2005 represents a 91% increase in operating expenses over the prior year. The increased costs include $2,145,725 due to the addition of the consulting services division through the Sunaptic acquisition, which is included in the professional services department. Sales and marketing costs increased by $41,763 primarily due to an increase in sales and marketing staff.  Administration costs increased $119,000 due to the addition of an investor relations program that was initiated in the second quarter of 2005, and due to an overall increase in the Company’s staff. There were costs of materials of $165,000 in 2006 relating to a sub-contractor providing services for a specific project that was completed in the second quarter of 2006 and the resale of third party software, bad debts of $62,000 relating to a support contract with one customer, and an increase in interest of $62,000 relating to the outstanding loans in 2006

Staff levels increased from 35 at January 1, 2005 to 100 at December 31, 2005. In January 2006, through the integration process with Sunaptic, the Company was able to streamline its operations and achieve operational efficiencies that allowed it to eliminate 16 employee positions. The Company recorded a restructuring charge of $102,462 during the first quarter of 2006 for severance costs associated with the staff reductions. The company continued to improve its operational efficiencies during the second quarter of 2006, including closing its Victoria, B.C. office and consolidating the Victoria operations into the Burnaby, B.C. head office.  The staff level at August 10, 2006 is 74 and the current operating cash expense level is approximately $700,000 per month or $8.5 million per year, and is expected to increase as additional resources are required to meet sales demands.

Administration

Administrative costs for the three-month period ended June 30, 2006 were $736,282, which is 11% lower than for 2005 of $826,173. These costs include stock-based compensation charges of $121,587 in 2006 and $201,740 in 2005. Excluding these charges, the administrative costs were $614,695 in 2006 versus $624,433 in 2005, which represents a 2% decrease. Administrative costs include staff salaries and related benefits and travel, consulting and professional fees, facility and support costs, shareholder, regulatory and investor relations costs.

Administrative costs for the six months ended June 30, 2006 were $1,399,185, which is 9% higher than administrative costs for 2005 of $1,280,004. These costs include stock-based compensation charges of $182,806 in 2006 and $270,122 in 2005. Excluding these charges, the administrative costs were $1,216,379 in 2006 versus $1,009,882 in 2005, which represents a 20% increase.  The increase was primarily due to the addition of an investor relations program in the second quarter of 2005 that was expanded in 2006 and general operating expenses associated with an overall growth in the Company’s staff. The current level of administrative cost is expected to remain the same for the balance of 2006.

Bad Debt

Bad debt for both the three and six-month periods ended June 30, 2006 was $62,000 and relates to a support contract defaulted upon by one customer. There was no bad debt expense in 2005.

Cost of Materials

Cost of materials for the three-month period ended June 30, 2006 were $77,005 and $nil in 2005. This cost was for sub-contracted services required for the security assessments for the King County RAIN project. The cost for the six months ended June 30, 2006 were $164,910 and $nil in 2005. This cost includes $121,000 for sub-contracted services required for the security assessments for the King County RAIN project which has been completed and $43,901 for software purchased for resale to a customer.

Interest and Amortization

The increase in interest expense of $39,833 for the three-month period ended June 30, 2006 over the three-month period ended June 30, 2005 is due to interest on the loans payable. The amortization expense for 2006 is $450,875 compared to $412,731 in 2005. The increase is due to the amortization of intangibles acquired with the Sunaptic acquisition.

The increase in interest expense of $62,447 for the six months ended June 30, 2006 over the six months ended June 30, 2005 is due to interest on the loans payable. The amortization expense for 2006 is $1,073,370 compared to $794,740 for 2005. The 35% increase is due to the intangibles acquired with the Sunaptic acquisition.

Sales and Marketing

Sales and marketing expenses for the three-month period ended June 30, 2006 were $317,149 compared to $426,790 for 2005, which is a 26% reduction. These costs include stock-based compensation charges of $28,455 in 2006 and

$46,839 in 2005. Excluding these charges, the sales and marketing expenses were $288,694 in 2006 verses $379,951 in 2005 which represents a 24% reduction. The decrease in costs is due to the reduction in the number of marketing staff.  Sales and marketing costs are expected to increase in future periods as the Company expands its efforts to increase revenues of both products and services.

Sales and marketing expenses for the six-month period ended June 30, 2006 were $898,229 and were 5% greater than in 2005 of $856,466. These costs include a stock-based compensation charge of $48,941 in 2006 and $65,212 in 2005. Excluding this charge, the sales and marketing costs were $849,288 in 2006 verses $791,254 in 2005, which represents a 7% increase. Visiphor hired additional sales staff on a short-term basis in the United States at the beginning of 2006 in an effort to address some specific sales opportunities. The marketing department reduced the number of employees in 2006.

Professional Services

Costs for the professional services group for the three-month period ended June 30, 2006 were $1,335,694, which is 269% greater than $361,504 in 2005. These costs include a stock-based compensation charge of $11,376 in 2006 and $58,166 in 2005. Excluding this charge, the professional services costs were $1,324,318 in 2006 and $303,338 for 2005 which is an increase of 337%. The increased costs were due to $1,037,916 in costs resulting from the addition of the consulting services division through the Sunaptic acquisition which is included in the professional services department.

Costs for the professional services group for the six-month period ended June 30, 2006 were $2,618,808 which is 5.5 times greater than costs for the professional services group of $476,941 in 2005. These costs include a stock-based compensation charge of $147,806 in 2006 and $62,451 in 2005. Excluding this charge, the professional services costs were $2,471,002 in 2006 and $414,490 in 2005, an increase of $2,056,512 or 500%. The increased costs include $2,145,725 due to the addition of the consulting services division through the Sunaptic acquisition. There was some staff reduction in the non-consulting area of professional services.

Professional Services is a relatively new department that was initiated in the second quarter of 2005.  Due to the corporate reorganization, some costs in other departments were reallocated to professional services during the first quarter of 2005 for comparative purposes. The professional services group is responsible for the installation of Visiphor’s products and training of Visiphor’s customers and business partners in the use of the Company’s products. It also includes the business integration consulting services division added through the acquisition of Sunaptic. The costs include salaries, travel and general overhead expenses. Costs for future periods will be dependent on the sales levels achieved by the Company.

Technology Development

The technology development expenses for the three-month period ended June 30, 2006 were $487,676, which is 9% greater than the 2005 costs of $448,707. These costs include stock-based compensation charges of $87,695 in 2006 and $84,922 in 2005. Excluding these charges, the technology development expenses were $399,981 in 2006 verses $363,785 in 2005, which is an increase of 10%. This increase was primarily due to hiring additional staff and the associated costs required to maintain the Company’s enhancement of existing products and to develop new products. Management expects that the increased revenues achieved as a result of the sale of products will more than offset the increased costs. Management believes that continuing to invest in technology advancements is crucial to the future success of Visiphor, and expects that costs will continue to increase in future periods. Included in technology development expenses for the six month period ended June 30, 2006 are net research and development costs of $73,000, consisting of incurred costs of $146,000 less a contribution of $73,000 from the National Research Council. The cost recoveries are expected to be approximately $225,000 by December 31, 2006.

The technology development expenses for the six-month period ended June 30, 2006 were $962,724, which is 14% higher than the 2005 costs of $842,010. These costs include a stock-based compensation charge of $122,427 in 2006 and $96,474 in 2005. Excluding this charge, the costs were $840,297 in 2006 verses $745,536 in 2005, which represents a 13% increase. Included in technology development expenses for the period ended June 30, 2006 are net research and development costs recovery of $98,500. The increase was primarily due to hiring additional staff and the associated costs required to maintain our enhancement of existing products and new product development.

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

Net Loss for the Period

The Company's net loss on a monthly basis for the second quarter is approximately $675,000.  As described above, management believes that excluding certain non-cash expenses and certain one-time unusual expenses can be helpful to investors in better understanding the Company's results of operations.  When excluding such expenses, the Company's loss on a cash-operating expense basis is approximately $440,000 per month for the second quarter. Due to operational efficiencies achieved during the second quarter, but not fully realized until July of 2006, the Company’s monthly loss on a cash-operating basis is currently $150,000 per month.

Overall, the Company incurred a net loss for the three-month period ended June 30, 2006 of $2,024,680, or $0.05 per share, which is 30% higher than the net loss incurred during the three-months ended June 30, 2005 of $1,562,291 or $0.06 per share. Adjusting the loss to take into account the stock-based compensation of $249,113, the $450,875 in amortization, the loss becomes $1,324,692 for 2006. Adjusting the 2005 loss for the stock-based compensation of $391,667 and amortization of $412,731 discussed above, the loss becomes $757,893 for 2005, representing a 75% increase.

The Company incurred a net loss for the six-month period ended June 30, 2006 of $3,551,780 or $0.08 per share, which is 18% larger than the net loss incurred during the period ended June 30, 2005 of $3,016,481, or $0.12 per share. Adjusting the loss to take into account the non-cash items described above, the losses become $1,976,430 for 2006 and $1,727,482 for 2005, representing an 8% increase.

The Company has work in progress and contracted sales orders totalling $2.9 million that have not commenced installation and the revenue will not be recognised until future quarters. There can be no assurance, however, that such revenue will be collected or if any of such revenue from such work in progress and sales orders is collected that it will be significant or will be timely paid.

In the Company's most recent Form 10-KSB, management stated that it believed that the Company would be able to achieve break-even operations on a cash operating basis by the end of 2006.  While management continues to believe that it has sufficient sales and potential sales to achieve this goal, extended contract negotiations and installation delays due to customers not being ready to accept delivery of solutions may cause this to be delayed until the last quarter of 2006 as the recognition of the associated revenue may be delayed.

Summary of Quarterly Results

	Q2-2006	Q1-2006	Q4-2005	Q3-2005	Q2-2005	Q1-2005	Q4-2004	Q3 – 2004

Total Revenue	$1,488,828	2,315,083	1,076,312	1,008,581	920,620	324,628	327,016	102,814
Loss	(2,024,680)	(1,527,100)	(1,890,400)	(1,724,775)	(1,562,291)	(1,454,190)	(1,270,180)	(1,346,203)
Net loss per share	(0.05)	(0.04)	(0.05)	(0.06)	(0.06)	(0.06)	(0.08)	(0.09)

The Company’s changes in its net losses per quarter fluctuate according to the volume of sales. As the Company currently has a small number of customers generating the majority of its revenues, there is no consistency from one quarter to the next and past quarterly performance is not considered to be indicative of future results. In the latter part of 2004 and in 2005, the Company hired additional staff to generate and meet the demands of the sales orders described above, causing a significant increase in expense levels. The Company has also significantly increased both its revenues and expenses due to the acquisition of Sunaptic; however, these items are only included since the date of the acquisition on November 18, 2005. The Company is not aware of any significant seasonality affecting its sales.

Liquidity and Capital Resources

The Company’s aggregated cash on hand at the beginning of the three-month period ended June 30, 2006 was $174,678. During the period, the Company received additional funds of $641,480 in loans payable, repaid a loan of $110,000 received during the quarter, and paid deferred financing costs of $30,000.

The Company used these funds primarily to finance its operating loss for the period. The impact on cash of the loss of $1,324,692, after adjustment for non-cash items and changes to other working capital accounts in the period, resulted in a negative cash flow from operations of $443,255, as compared to a negative cash flow from operations of $998,097 for the same period in 2005. The Company repaid capital leases of $16,498 and purchased capital assets of $10,448. Overall, the Company’s cash position increased by $31,279 to $205,957 at June 30, 2006.

The Company’s aggregated cash on hand at the beginning of the six-month period ended June 30, 2006 aggregated $790,091. During the period, the Company received additional net funds of $176,803 from a private placement, $941,480 in loans payable and repaid a $200,000 loan from 2005 and an $110,000 loan from 2006, and paid deferred financing costs of $30,000.

The Company used these funds primarily to finance its operating loss for the period. The impact on cash of the loss of $1,976,430, after adjustment for non-cash items and changes to other working capital accounts in the period, resulted in a negative cash flow from operations of $1,275,611, as compared to a negative cash flow from operations of $1,788,221 for the same period in 2005. The Company also repaid capital leases of $31,735 and purchased capital assets of $55,071.  Overall, the Company’s cash position decreased by $584,134 to $205,957 at June 30, 2006.

The Company continues to improve its operating cash flows and management believes that this will be positive by the end of 2006.

Private Placements in 2006

On March 2, 2006, the Company completed a private placement consisting of 600,000 units at $0.45 per unit. Each unit consisted of one common share and one-half of one transferable common share purchase warrant.  Each whole warrant entitles the holder to acquire one additional common share at an exercise price of $0.50 until March 2, 2007. The common shares and warrants are subject to a four-month hold period that expires on July 2, 2006. Finders’ fees of $23,625 were paid in cash to persons outside the United States related to sales made outside the United States. The total net proceeds to Visiphor were $246,375, which included share subscriptions of $67,500 received prior to December 31, 2005 and share issuance costs.

Subsequent Financings

On July 14, 2006, the Company completed a private placement (the “Offering”) of an 8% convertible secured debenture in the principal amount of $1,600,000 maturing on December 15, 2009, convertible, subject to certain adjustments, at the price of $0.45 per common share, and of a performance warrant (the “Warrant”) to purchase up to 2,350,000 common shares in the capital of the Company at a price of CAN$0.30 per common share.  The Warrant is only exercisable in the event that the 30 day weighted average trading price of the Company’s common shares has not exceeded $0.45 in at least one 30 day trading period on or before July 14, 2008. The Warrant is exercisable at any time after July 13, 2008 and prior to 4:30 p.m. EST on December 15, 2009, provided that the above event has not occurred. The common shares underlying the Offering will have a four month hold period that expires on November 13, 2006. Under the terms of the agreement, the investor will be appointing a nominee to the Company’s Board of Directors.

In connection with the Offering, two directors, of which one is an officer of the Company, have agreed to postpone and subordinate outstanding bridge loans to the Company in the amounts of $85,000 and US$400,000, respectively. As consideration, the Company issued a promissory note secured by a charge over the accounts receivable of the Company to each of the parties and the interest rate of such notes is 12%. The Company also repaid the balance of the outstanding loans payable of $500,000.

Management believes that the revenues from the Company’s futures sales combined with current accounts receivable, work in progress, and contracted orders will be sufficient to fund its consolidated operations. The Company believes it currently has cash, accounts receivable, and work in progress and contracted orders that, if completed, will generate cash sufficient to fund its operations through 2006. If the accounts receivable are not collected, certain of the contracts are not completed, or the expected sales are not received, the Company may need to raise additional funds through private placements of its securities or seek other forms of financing during the 2006 financial year. There can be no assurance that such financing will be available to the Company on terms acceptable to it, if at all. Failure to obtain adequate financing if necessary could result in significant delays in development of new products and a substantial curtailment of the Company’s operations. If the Company’s operations are substantially curtailed, it may have difficulty fulfilling its current and future contract obligations.

Contractual Obligations

The Company is committed to the following operating lease payments over the next four years:

Year	Equipment	Building	Total
2006	$35,614	$159,563	$195,177
2007	80,400	286,905	367,305
2008	60,936	265,904	326,840
2009	-	202,900	202,900
	$176,950	$915,272	$1,092,222

The Company leases its head office in Burnaby, B.C. under a sublease of 10,938 square feet which expires December 30, 2009. The monthly rent is $16,908. The Company also leases 5,938 square feet of office space in Victoria, B.C. with monthly rent of $5,109 which expires on September 30, 2006 and subleases 4,128 square feet of office space in Vancouver, B.C. with monthly rent of $7,000 which expires on September 29, 2008.

Off-Balance Sheet Arrangements

At June 30, 2006, the Company did not have any off-balance sheet arrangements.

Related-party transactions not disclosed elsewhere are as follows:

At June 30, 2006, accounts payable and accrued liabilities included $553,448 (at December 31, 2005 - $400,539) owed by the Company to directors, officers and companies controlled by directors and officers of the Company. These amounts are unsecured, non-interest bearing and payable on demand and consist of unpaid fees and expenses.

Other Management Discussion & Analysis Requirements

i.

Additional information relating to the Company, including the Company’s Annual Information Form, is on available on SEDAR at www.sedar.com.

ii.

Share Capital at August 10, 2006

(a)

Authorized:

100,000,000 common shares without par value

50,000,000 preferred shares without par value, non-voting, issuable in one or more series

(b)

Issued

	Number of shares	Amount
Balance, December 31, 2004	20,795,281	$26,230,920
Issued during year for cash:
Private Placements	16,320,819	6,847,840
Options exercised	211,895	86,630
Warrants exercised	2,887,665	1,218,576
Issued for acquisition of subsidiary	1,066,666	469,333
Special Warrants exercised	1,007,151	781,801
Issuance of shares as share issuance costs	186,111	79,000
Fair value of options exercised	-	60,458
Share issuance costs	-	(861,835)

Balance, December 31, 2005	42,475,588	34,912,723

Issued during the period for cash:
Private Placements	600,000	270,000
Share issuance costs	-	(212,777)

Balance, August 10, 2006	43,075,588	$34,969,946

Share Capital  cont’d:

 (c)

Warrants:

At December 31, 2005, and August 10, 2006, the following warrants were outstanding:

December 31, 2005	Granted	Exercised	Expired	August 10, 2006	Exercise price	Expiry date
3,882,875	-	-	3,882,875	-	$0.75	April 28, 2006
226,584	-	-	226,584	-	$0.75	April 29, 2006
86,700	-	-	86,700	-	$0.75	May 20, 2006
2,380,000	-	-	2,380,000	-	$0.55	May 24, 2006
187,500	-	-	-	187,500	$0.50	November 29, 2006
4,481,522	-	-	-	4,481,522	$0.50	November 29, 2006
1,786,999	-	-	-	1,786,999	$0.50	November 30, 2006
125,000	-	-	-	125,000	$0.50	December 13, 2006
946,166	-	-	-	946,166	$0.55	December 31, 2006
2,557,785	-	-	-	2,557,785	$0.55	January 11, 2007
-	300,000	-	-	300,000	$0.50	March 2, 2007
-	2,350,000	-	-	2,350,000	$0.45	July 12, 2008
16,661,131	2,650,000	-	6,576,159	12,734,972

 (d)

Options:

The Company has a stock option plan that was most recently approved at the Company’s annual general meeting of shareholders on May 8, 2006.  Under the terms of the plan, the Company may reserve up to 8,615,118 common shares for issuance under the plan.  The Company has granted stock options under the plan to certain employees, directors, advisors and consultants.  These options are granted for services provided to the Company.  All existing options granted prior to November 25, 2003 expire five years from the date of grant.  All options granted subsequent to November 25, 2003, expire three years from the date of the grant.  All options vest one-third on the date of the grant, one-third on the first anniversary of the date of the grant and one-third on the second anniversary of the date of the grant.  On November 25, 2003, all stock options, along with the Company’s outstanding shares, were consolidated on a 1 new option for 4.5 old basis. During the year ended December 31, 2004, all options outstanding as at December 31, 2003 were repriced to $0.78. For options that were granted prior to the adoption of the fair value based method, the fair value of the award was remeasured at the date of modification, and the full amount of that fair value has been recorded as compensation cost to the extent that vesting has occurred on or before June 30, 2006.

For options issued in 2003 and previously accounted for under the fair value method, modification accounting was applied.  Under modification accounting, the Company recorded additional expense equal to the difference between the fair value of the original award on the date of the repricing and the fair value of the modified award also on the date of the repricing.

On April 10, 2006, the Company re-priced 1,191,562 common share purchase options granted to employees to $0.45 per share from various prices ranging from $0.47 to $0.79 per share. The vesting provisions and expiry dates of the re-priced options remain unchanged. On May 8, 2006, the Company also received shareholder approval and re-priced 2,535,001 common share purchase options granted to directors and officers to $0.45 per share from various prices ranging from $0.55 to $0.79 per share. The vesting provisions and expiry dates of the re-priced options remain unchanged.

As all repriced options were previously accounted for using the fair value method, modification accounting principles apply.  Under modification accounting, the incremental fair value of the benefit attributed to the repricing is measured as the difference between the fair value of the repriced award on the date of the repricing and the fair value of the old award determined on the same date.  This incremental fair value was determined to be $145,474 of which $75,760 was recognized on the date of the repricing in connection with options that were already vested at that date. The balance of the incremental fair value will be recognized over the remaining vesting period of the repriced options.

A summary of the status of the Company’s stock options at August 10, 2006 and December 31, 2005 (giving retroactive effect to the 2003 share consolidation), and changes during the periods ended on those dates are presented below:

	August 10, 2006		December 31, 2005
	Weighted average		Weighted average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding, beginning of period	5,415,500	$0.67	3,092,334	$0.61
Repriced to $0.45	-	(0.18)	-	-
Granted	1,676,500	0.41	2,848,396	0.72
Exercised	-	-	(211,895)	0.41
Cancelled	(603,333)	0.58	(313,335)	0.61
Outstanding, end of period	6,488,667	$0.43	5,415,500	$0.67

The following table summarizes information about stock options outstanding at August 10, 2006:

	Options Outstanding			Options exercisable
Exercise price	Number outstanding August 10, 2006	Weighted remaining contractual life	Weighted average exercise price	Number exercisable, August 10, 2006	Weighted average exercise price

$0.17	10,000	2.89	$0.17	3,334	$0.17
$0.19	15,000	2.87	$0.19	5,000	$0.19
$0.20	20,000	2.99	$0.20	6,667	$0.20
$0.21	42,000	2.85	$0.21	14,000	$0.21
$0.25	60,000	2.81	$0.25	20,000	$0.25
$0.26	50,000	2.79	$0.26	16,667	$0.26
$0.29	27,000	2.52	$0.29	9,001	$0.29
$0.31	75,000	2.64	$0.31	25,000	$0.31
$0.33	81,666	1.57	$0.33	31,666	$0.33
$0.34	38,333	2.07	$0.34	15,001	$0.34
$0.35	40,333	1.73	$0.35	17,666	$0.35
$0.36	10,072	1.52	$0.36	5,778	$0.36
$0.39	112,000	1.71	$0.39	72,334	$0.39
$0.40	844,700	1.03	$0.40	538,521	$0.40
$0.41	10,000	0.87	$0.41	10,000	$0.41
$0.43	25,500	2.19	$0.43	8,834	$0.43
$0.44	15,000	2.25	$0.44	5,000	$0.44
$0.45	5,012,063	1.60	$0.45	3,328,250	$0.45

	6,488,667	1.59	$0.43	4,132,719	$0.44

The weighted average fair value of employee stock options granted during the period ended August 10, 2006 was $0.41 per share purchase option. The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model using the following average inputs:  volatility - 59%; risk free interest rate - 5%; option term - 3 years; and dividend yield – nil.  The total compensation expense of $542,303 has been allocated to the expense account associated with each individual employee expense and credited to contributed surplus.

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

A summary of the status of the Company’s Agents’ Options at August 10, 2006 and December 31, 2005 and changes during the periods ended on those dates is presented below:

	August 10, 2006		December 31, 2005
	Weighted average		Weighted average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding, beginning of period	907,557	$0.45	-	$-
Granted	-	-	907,557	0.45
Exercised	-	-	-	-
Cancelled	-	-	-	-
Outstanding, end of period	907,557	$0.45	907,557	$0.45

The following table summarizes information about agents’ stock options outstanding at August 10, 2006:

Options outstanding and exercisable
Exercise price	Number outstanding August 10, 2006	Weighted remaining contractual life	Weighted average exercise price	Number outstanding December 31, 2005	Weighted remaining contractual life	Weighted average exercise price
$0.45	907,557	2.23	$0.45	907,557	2.83	$0.45
	907,557	2.23	$0.45	907,557	2.83	$0.45

The weighted average fair value of agents’ stock options granted during the year ended December 31, 2005 was $0.16 per share purchase option. The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model using the following average inputs:  volatility - 66%; risk free interest rate - 5%; option term - 3 years; and dividend yield - nil.  The total value of $142,001 has been allocated to share issuance costs and credited to contributed surplus.

Contributed surplus

Amount
Balance, December 31, 2004	$1,648,402
Value of options expensed	858,209
Value of options exercised	(60,458)
Value of broker’s options	142,001
Value of warrants issued as commissions	51,548

Balance, December 31, 2005	2,639,702

Value of options expensed	542,303

Balance, August 10, 2006	$3,182,005

