Form 10QSB
period 2006-09-30
Visiphor CORP
filed 2006-11-14
CIK 1088393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_______________

FORM 10-QSB

_______________

(Mark One)

☒

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Yes ☐ No ☒

As of  November 10, 2006, 43,994,113 common shares of the Issuer were issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

VISIPHOR CORPORATION

FORM 10-QSB

For the Quarterly Period Ended September 30, 2006

NOTE REGARDING FORWARD-LOOKING STATEMENTS

Except for statements of historical fact, certain information contained herein constitutes “forward-looking statements,” within Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  In some cases, you can identify the forward-looking statements by Visiphor Corporation’s (“Visiphor” or the “Company”) use of the words such as “may,” “will,” “should,” “could,” “expect,” “plan,” “estimate,” “predict,” “potential,” “continue,” “believe,” “anticipate,” “intend,” “expect,” or the negative or other variations of these words, or other comparable words or phrases.  Forward-looking statements in this report include, but are not limited to, the Company’s expectation that revenues will increase during 2006 when compared to those of 2005 and that such revenues will continue to increase as newly developed products and solutions continue to gain increasing customer acceptance; management’s belief that increased revenues achieved as a result of the sale of products will more than offset increased technology development costs; the Company’s ability to fund its operations in the future from its current cash, accounts receivable, work in progress; the Company’s expectation that it will have positive operating cash flows by the end of 2006, and contracted orders; and new contracts to be entered into in the near future; the Company’s future operating expense levels; the Company’s expectation that it will be able to recall temporarily laid off employees in the event that it is successful in increasing its sales levels and the Company’s ability to achieve break-even operations on an operating cash flow basis during the final quarter of 2006.

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

PART 1 – FINANCIAL INFORMATION

Item 1.   Financial Statements

The Company’s financial statements for the three-month and nine-month periods ended September 30, 2006 are included in response to Item 1 and have been compiled by the Company’s management.  The financial statements should be read in conjunction with the Annual Report on  Form 10-KSB for the year ended December 31, 2005 and Management’s Discussion and Analysis or Plan of Operations (Part 1, Item 2) and other financial information included elsewhere in this Form 10-QSB.

VISIPHOR CORPORATION

Consolidated Balance Sheets

(Expressed in Canadian dollars)

September 30, 2006 (Unaudited) and December 31, 2005

	September 30, 2006	December 31, 2005
Assets

Current assets:
Cash and cash equivalents	$99,952	$790,091
Accounts receivable	476,141	1,242,392
Accrued revenue receivable	245,902	278,336
Prepaid expenses and deposit	210,230	294,270
	1,032,225	2,605,089

Equipment, net (note 3)	464,773	529,735

Goodwill (note 4)	1,684,462	1,684,462

Deferred financing costs (note 5)	77,254	-

Other intangible assets (note 7)	730,863	2,076,406

	$3,989,577	$6,895,692

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable and accrued liabilities (note 15)	$1,189,265	$1,676,280
Loans payable (note 8)	532,080	400,000
Deferred revenue	387,944	303,892
Capital lease obligations (note 9)	84,261	62,981
	2,193,550	2,443,153

Long-term liabilities:
Capital lease obligations (note 9)	94,273	123,093
Convertible debenture (note 10)	1,208,577	-
	1,302,850	123,093

Shareholders’ equity:
Share capital (note 11)	35,570,362	34,912,723
Share subscriptions (note 11)	-	67,500
Equity Components of Convertible Debenture (note 10)	365,749	-
Contributed surplus (note 12)	3,304,182	2,639,702
Deficit	(38,747,116)	(33,290,479)
	493,177	4,329,446

	$3,989,577	$6,895,692
Operations and going concern (note 1)
Commitments (note 16)
Subsequent events (note 17)
See accompanying notes to the unaudited consolidated financial statements.

VISIPHOR CORPORATION

Consolidated Statements of Operations and Deficit

(Expressed in Canadian dollars)

(Unaudited)

For the three- and nine-month periods ended September 30, 2006 and 2005

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005

Revenue:
Software sales	$149,218	$547,494	$495,755	$1,512,578
Support and services	956,594	459,799	4,184,615	737,568
Other	14,954	1,288	244,306	3,683
	1,120,766	1,008,581	4,924,676	2,253,829

Expenses:
Administration	639,780	877,625	2,038,963	2,116,769
Amortization	455,545	393,955	1,528,915	1,188,695
Bad debt	24,313	42,801	86,301	42,801
Cost of materials	-	23,100	164,910	23,100
Sales and marketing	374,737	368,695	1,272,966	1,225,160
Professional services	1,027,545	478,105	3,646,354	1,014,573
Technology development (note 13)	404,737	466,471	1,367,461	1,289,816
Restructuring charge (note 14)	-	-	102,462	-
	2,926,657	2,650,752	10,208,332	6,900,914
Other Income (expenses)
Interest	(98,966)	(8,623)	(172,981)	(20,191)

Loss for the period	(1,904,857)	(1,650,794)	(5,456,637)	(4,667,276)

Deficit, beginning of period	(36,842,259)	(29,675,304)	(33,290,479)	(26,658,823)

Deficit, end of period	$(38,747,116)	$(31,326,098)	$(38,747,116)	$(31,326,099)

Loss per share – basic and diluted	$(0.04)	$(0.06)	$(0.13)	$(0.18)

Weighted average number of shares outstanding	43,170,954	29,857,782	43,011,011	26,530,055

See accompanying notes to the unaudited consolidated financial statements.

 VISIPHOR CORPORATION

Consolidated Statements of Cash Flows

(Expressed in Canadian dollars)

(Unaudited)

For the three and nine-month periods ended September 30, 2006 and 2005

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005

Cash provided by (used for):

Operations:
Loss for the period	$(1,904,857)	$(1,650,794)	$(5,456,637)	$(4,667,276)
Items not involving cash:
Amortization	455,545	393,955	1,528,915	1,188,695
Stock-based compensation	162,500	194,714	664,480	688,973
Accretion of convertible debenture	18,136	-	18,136	-
Deferred financing costs expensed	5,093	-	5,093	-
Changes in non-cash operating working capital:
Accounts receivable	408,855	(95,832)	766,251	(600,770)
Accrued revenue receivable	(25,296)	32,523	32,434	-
Prepaid expenses and deposit	(48,537)	21,570	84,040	(73,631)
Accounts payable and accrued liabilities	(113,750)	422,102	(73,679)	482,211
Deferred revenue	56,607	(401,933)	84,051	109,881
	(985,704)	(1,083,695)	(2,346,916)	(2,871,917)

Investments:
Purchase of equipment	(13,457)	(29,943)	(68,527)	(216,718)
Deferred acquisition costs	-	(50,000)	-	(50,000)
	(13,457)	(79,943)	(68,527)	(266,718)
Financing:
Issuance of common shares for cash	-	566,017	202,500	3,355,505
Share issuance costs	-	(3,225)	(25,697)	(204,971)
Proceeds of loans payable	-	-	1,027,080	-
Repayment of loans payable	(585,000)	-	(895,000)	-
Proceeds of convertible debenture	1,600,000	-	1,600,000	-
Capital lease repayments	(25,686)	(24,820)	(57,421)	(43,670)
Deferred financing costs	(96,158)	-	(126,158)	-
	893,156	537,972	1,725,304	3,106,864

Increase (decrease in cash)	(106,005)	(625,666)	(690,139)	(31,771)

Cash and cash equivalents, beginning of the period	205,957	717,043	790,091	123,148

Cash and cash equivalents, end of the period	$99,952	$91,377	$99,952	$91,377

See accompanying notes to the unaudited consolidated financial statements.

VISIPHOR CORPORATION

Consolidated Statements of Cash Flows, Continued

(Expressed in Canadian dollars)

(Unaudited)

For the three and nine-month periods ended September 30, 2006 and 2005

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005

Supplementary information and disclosures:
Interest paid	$137,601	$8,623	$172,351	$20,191
Non-cash investing and financing transactions not included in cash flows:
Issuance of common shares for settlement of debt	413,336	-	413,336	-
Equipment acquired under capital lease	27,270	67,610	49,881	133,547
Issuance of common shares for share subscriptions received in prior period	-	-	67,500	-
Issuance of common shares on conversion of special warrants	-	-	-	781,801
Finder’s fee recorded on issuance of common shares on conversion of special warrants	-	-	-	33,709
Issuance of warrants as financing costs	-	-	-	51,548
Issuance of common shares as financing costs	-	-	-	24,000
See accompanying notes to the unaudited consolidated financial statements.

VISIPHOR CORPORATION

Notes to Consolidated Financial Statements

(Expressed in Canadian dollars)

Three and Nine-Month Periods ended September 30, 2006 (Unaudited)

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

These financial statements have been prepared on a going concern basis, which includes the assumption that the Company will be able to realize its assets and settle its liabilities in the normal course of business.  For the period ended September 30, 2006, the Company incurred a loss from operations of $5,456,637 and a deficiency in nine-month operating cash flow of $2,346,916. In addition, the Company has incurred significant operating losses and net utilization of cash in operations in all prior periods. At September 30, 2006, the Company had a working capital deficiency of $1,161,325. Accordingly, the Company will require continued financial support from its shareholders and creditors until it is able to generate sufficient cash flow from operations on a sustained basis. There is substantial doubt that the Company will be successful at achieving these results. Failure to obtain the ongoing support of its shareholders and creditors may make the going concern basis of accounting inappropriate, in which case the Company’s assets and liabilities would need to be recognized at their liquidation values. These financial statements do not include any adjustment due to this going concern uncertainty.

2.

Significant accounting policies:

The consolidated balance sheet as of September 30, 2006, the consolidated statements of operations and deficit for the three and nine-month periods ended September 30, 2006 and September 30, 2005, and the consolidated statements of cash flows for the three and nine-month periods September 30, 2006 and September 30, 2005, of the Company and its subsidiaries (collectively, the “Company”) are unaudited. The Company's consolidated balance sheet as of December 31, 2005, was derived from audited financial statements. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements are included herein. Other than those discussed in the notes below, such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results for a full year. The Company's consolidated financial statements and notes are presented in accordance with generally accepted accounting principles in Canada for interim financial information and in accordance with the instructions for Form 10-QSB and Article 10 of Regulation S-X, and do not contain certain information included in the Company's consolidated audited annual financial statements and notes. The consolidated financial statements and notes appearing in this report should be read in conjunction with the Company's consolidated audited financial statements and related notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, as filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2006 (file no. 000-30090). The Company prepares its financial statements in accordance with accounting principles generally accepted in Canada and, except as set out in Note 20, also complies, in all material respects, with accounting principles generally accepted in the United States of America. The financial statements reflect the following significant accounting policies:

 (a)

Basis of consolidation:

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Visiphor (U.S.) Corporation since the date of incorporation (August 18, 2005) and Sunaptic Solutions Incorporated (“Sunaptic”), since the date of its acquisition on November 18, 2005. All material inter-company accounts and transactions have been eliminated.

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

(f)

Use of estimates:

The preparation of financial statements in accordance with accounting principles generally accepted in Canada requires management to make estimates and assumptions that affect the amounts reported or disclosed in the financial statements.  Actual amounts may differ from these estimates.  Areas of significant estimate include, but are not limited to: valuation of accounts receivable; estimated useful lives of equipment and intangible assets; valuation of acquired intangible assets; valuation of stock-based awards; valuation of long term liabilities including valuation of convertible debenture and the valuation allowance of future income tax assets.

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

(h)

Income taxes:

The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, future tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Future tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on future tax assets and liabilities of a change in tax rates is recognized in income in the period

2.

Significant accounting policies cont’d:

that includes the date of substantive enactment. To the extent that it is not considered to be more likely than not that a deferred tax asset will be realized, a valuation allowance is provided.

(i)

Stock-based compensation:

The Company has a stock-based compensation plan, which is described in note 11.  Subsequent to January 1, 2003, the Company accounts for all stock-based payments to employees and non-employees using the fair value based method.  Under the fair value based method, stock-based payments are measured at the fair value of the consideration received, or the fair value of the equity instruments issued, whichever is more reliably measured.

The fair value of stock-based payments to non-employees is periodically re-measured until counterparty performance is complete, and any change therein is recognized over the period and in the same manner as if the Company had paid cash instead of paying with or using equity instruments.  The cost of stock-based payments to non-employees that are fully vested and non-forfeitable at the grant date is measured and recognized at the grant date.

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

(m)

Comparative figures:

Certain comparative figures have been reclassified to conform with the presentation adopted in the current year.

3.

Equipment:

At September 30, 2006	Cost	Accumulated amortization	Net book value
Computer hardware	$698,983	$486,950	$212,033
Furniture and fixtures	258,664	140,630	118,034
Software	210,662	182,334	28,328
Tradeshow equipment	69,162	60,973	8,189
Leasehold improvements	136,688	38,499	98,189
	$1,374,159	$909,386	$464,773

At December 31, 2005	Cost	Accumulated amortization	Net book value
Computer hardware	$647,682	$405,852	$241,830
Furniture and fixtures	254,701	104,169	150,532
Software	152,742	147,157	5,585
Tradeshow equipment	64,897	53,957	10,940
Leasehold improvements	136,688	15,840	120,848
	$1,256,710	$726,975	$529,735

Equipment under capital lease:

Included in computer hardware is $231,587 (December 31, 2005: $188,197) of cost and accumulated amortization of $138,210 (December 31, 2005: $89,565) related to computer hardware under capital lease.

Included in furniture and fixtures is $103,107 (December 31, 2005: $103,107) of cost and accumulated amortization of $29,361 (December 31, 2005: $13,895) related to furniture and fixtures under capital lease.

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
$3,407,633

5.

Deferred financing costs

Deferred financing costs comprise costs associated with obtaining financing.  These costs are incurred prior to obtaining the financing and are deferred and recorded as interest expense over the period of the financing.

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

7.

Other intangible assets:

At September 30, 2006	Cost	Accumulated amortization	Net book value
Contract backlog	$269,000	$269,000	-
Customer relationships	716,000	218,774	497,226
Briyante Technology	3,972,552	3,738,915	233,637
Investment in Imagis UK	1	-	1
	$4,957,553	$4,226,689	$730,864

At December 31, 2005	Cost	Accumulated amortization	Net book value
Contract backlog	$269,000	$95,596	$173,404
Customer relationships	716,000	39,774	676,226
Briyante Technology	3,972,552	2,745,777	1,226,775
Investment in Imagis UK	1	-	1
	$4,957,553	$2,881,147	$2,076,406

8.

Loans payable

Loans payable consists of two loans payable to directors of the Company, one of which is also an officer of the Company, in the amount of US$400,000 (CDN$446,480 at September 30, 2006) and $85,000. The two loans bear interest at 12% per annum and are secured by promissory notes due July 14, 2007 and a second charge over the Company’s accounts receivable. Accrued interest on the loans of $20,554 is included in accounts payable and accrued liabilities.

9.

Capital lease obligations:

	September 30, 2006	December 31, 2005
2006, including buy-out options	$26,618	$89,373
2007, including buy-out options	105,827	88,729
2008, including buy-out options	70,103	52,205
2009, including buy-out options	10,452
	213,000	230,307
Implicit interest portion (9% to 21%)	(34,466)	(43,844)
	178,534	186,074
Current portion of capital lease obligations	84,261	62,981

Long-term portion of capital lease obligations	$94,273	$123,093

10.

Convertible Debenture

On July 12, 2006, the Company issued a non-brokered private placement of a secured convertible debenture. The convertible debenture matures on December 15, 2009 and interest is payable on the outstanding principal amount at a rate of 8% per annum, payable quarterly beginning after one year as the first year’s interest was paid in advance. At the option of the holder, the principal amount outstanding under the convertible debenture may be converted into common shares at any time until maturity at a price of $0.45 per share. The Company has the right to force a conversion at any time after the third anniversary if the holder would receive an internal rate of return of 25%, not including interest paid to the conversion date, and the common shares of the Company are trading on the Toronto Stock Exchange or TSX Venture Exchange with a minimum agreed trading volume.  In addition, the Company will issue 2,350,000 ‘under-performance’ warrants if after the second anniversary of the debenture, the Company’s common shares are not trading at greater than $0.45 per share, based on a 30-day weighted average. Each warrant would entitle the holder to acquire one common share at any time up to December 15, 2009 at $0.30 per share.  The Company's obligations under the convertible debenture are secured by a first charge on all of the Company’s assets.  The Company agreed to pay the holder a structuring fee of $48,000 in respect of the placement.

The convertible debenture was accounted for as a compound debt instrument and proceeds were allocated between debt and equity using the residual method whereby the debt component was revalued and the residual was allocated to equity items.

The Company has deemed the fair value of the liability portion of the convertible debenture upon issuance to be approximately $1.2 million.  The fair value of the liability portion will be accreted to the convertible debenture face value of $1.6 million through interest expense charges computed at 18% per annum through to December 15, 2009. The balance of the convertible debenture approximating $409,000 has been credited to equity and represents the values ascribed to the convertible feature of the debenture with the contingent warrants.  The financing expenses have also been separated into equity and debt components at the same ratio as the convertible debenture.  The debt component has been classified as deferred financing costs and will be applied against income over the period of the financing, included in interest expense. The financing costs for the equity component have been applied against the equity component.

11.

Share capital:

(a)

Authorized:

100,000,000 common shares without par value

50,000,000 preferred shares without par value, non-voting, issuable in one or more series

(b)

Issued

	Number of shares	Amount
Balance, December 31, 2004	20,795,281	$26,230,920
Issued during year for cash:
Private Placements	16,320,819	6,847,840
Options exercised	211,895	86,630
Warrants exercised	2,887,665	1,218,576
Issued for acquisition of subsidiary	1,066,666	469,333
Special Warrants exercised	1,007,151	781,801
Issuance of shares as share issuance costs	186,111	79,000
Fair value of options exercised	-	60,458
Share issuance costs	-	(861,835)

Balance, December 31, 2005	42,475,588	34,912,723

Issued during the period for cash:
Private Placements	600,000	270,000
Issued for settlement of debt	918,525	413,336
Share issuance costs	-	(25,697)

Balance, September 30, 2006	43,994,113	$35,570,362

 (c)

Warrants:

At December 31, 2005, and September 30, 2006, the following warrants were outstanding:

December 31, 2005	Granted	Exercised	Expired	September 30, 2006	Exercise price	Expiry date
3,882,875	-	-	3,882,875	-	$0.75	April 28, 2006
226,584	-	-	226,584	-	$0.75	April 29, 2006
86,700	-	-	86,700	-	$0.75	May 20, 2006
2,380,000	-	-	2,380,000	-	$0.55	May 24, 2006
187,500	-	-	-	187,500	$0.50	November 29, 2006
4,481,522	-	-	-	4,481,522	$0.50	November 29, 2006
1,786,999	-	-	-	1,786,999	$0.50	November 30, 2006
125,000	-	-	-	125,000	$0.50	December 13, 2006
946,166	-	-	-	946,166	$0.55	December 31, 2006
2,557,785	-	-	-	2,557,785	$0.55	January 11, 2007
-	300,000	-	-	300,000	$0.50	March 2, 2007
16,661,131	300,000	-	6,576,159	10,384,972

11.

Share Capital (cont’d):

(c)

Warrants (cont’d):

Performance warrants:

On July 14, 2006 the Company issued a convertible debenture for proceeds of $1,600,000. See note 10. Under the terms of the debenture, the Company will issue 2,350,000 ‘under-performance’ warrants if after the second anniversary of the debenture, the Company’s common shares are not trading at greater than $0.45 per share, based on a 30 day weighted average. Each warrant would entitle the holder to acquire one common share at any time up to December 15, 2009 at $0.30 per share.

(d)

Options:

The Company has a stock option plan that was most recently approved at the Company’s annual general meeting of shareholders on May 8, 2006.  Under the terms of the plan, the Company may reserve up to 8,615,118 common shares for issuance under the plan.  The Company has granted stock options under the plan to certain employees, directors, advisors and consultants.  These options are granted for services provided to the Company.  All existing options granted prior to November 25, 2003 expire five years from the date of grant.  All options granted subsequent to November 25, 2003, expire three years from the date of the grant.  All options vest one-third on the date of the grant, one-third on the first anniversary of the date of the grant and one-third on the second anniversary of the date of the grant.  On November 25, 2003, all stock options, along with the Company’s outstanding shares, were consolidated on a 1 new option for 4.5 old basis. During the year ended December 31, 2004, all options outstanding as at December 31, 2003 were repriced to $0.78. For options that were granted prior to the adoption of the fair value based method, the fair value of the award was remeasured at the date of modification, and the full amount of that fair value has been recorded as compensation cost to the extent that vesting has occurred on or before September 30, 2006.

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

11.

Share Capital  (cont’d):

(d)

Options (cont’d):

A summary of the status of the Company’s stock options at September 30, 2006 and December 31, 2005 (giving retroactive effect to the 2003 share consolidation), and changes during the periods ended on those dates are presented below:

	September 30, 2006		December 31, 2005
	Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding, beginning of period	5,415,500	$0.67	3,092,334	$0.61
Repriced to $0.45	-	(0.18)	-	-
Granted	3,942,556	0.29	2,848,396	0.72
Exercised	-	-	(211,895)	0.41
Cancelled	(870,056)	0.52	(313,335)	0.61
Outstanding, end of period	8,488,000	0.39	5,415,500	$0.67

The following table summarizes information about stock options outstanding at September 30, 2006:

	Options Outstanding			Options exercisable
Exercise price	Number outstanding September 30, 2006	Weighted remaining contractual life	Weighted average exercise price	Number exercisable, September 30, 2006	Weighted average exercise price

$0.17	10,000	2.74	$0.17	3,334	$0.17
$0.18	300,000	2.98	$0.18	100,000	$0.18
$0.19	15,000	2.72	$0.19	5,000	$0.19
$0.20	616,056	2.92	$0.20	205,352	$0.20
$0.21	1,380,000	2.88	$0.21	473,333	$0.21
$0.25	60,000	2.66	$0.25	20,000	$0.25
$0.26	50,000	2.64	$0.26	16,667	$0.26
$0.29	27,000	2.38	$0.29	9,001	$0.29
$0.31	75,000	2.49	$0.31	25,000	$0.31
$0.33	66,666	1.21	$0.33	33,334	$0.33
$0.34	38,333	1.93	$0.34	15,001	$0.34
$0.35	15,333	1.88	$0.35	7,666	$0.35
$0.36	7,110	1.38	$0.36	4,295	$0.36
$0.39	112,000	1.56	$0.39	72,334	$0.39
$0.40	831,367	0.89	$0.40	693,701	$0.40
$0.43	5,500	2.08	$0.43	2,167	$0.43
$0.44	15,000	2.11	$0.44	5,000	$0.44
$0.45	4,863,635	1.47	$0.45	3,327,543	$0.45

	8,488,000	1.84	$0.37	5,018,728	$0.40

The weighted average fair value of employee stock options granted during the period ended September 30, 2006 was $0.12 (2005-$0.74) per share purchase option. The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model using the following average inputs:  volatility - 59% (2005-56%); risk free interest rate - 5% (2005-5%); option term - 3 years (2005-3 years); and dividend yield – nil (2005-nil).  The total compensation expense of $664,480 (2005-$494,261) has been allocated to the expense account associated with each individual employee expense and credited to contributed surplus.

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

A summary of the status of the Company’s Agents’ Options at September 30, 2006 and December 31, 2005 and changes during the periods ended on those dates is presented below:

	September 30, 2006		December 31, 2005
	Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding, beginning of period	907,557	$0.45	-	$-
Granted	-	-	907,557	0.45
Exercised	-	-	-	-
Cancelled	-	-	-	-
Outstanding, end of period	907,557	$0.45	907,557	$0.45

The following table summarizes information about agents’ stock options outstanding at September 30, 2006:

                 Options outstanding and exercisable

Exercise price	Number outstanding September 30, 2006	Weighted remaining contractual life	Weighted average exercise price	Number outstanding December 31, 2005	Weighted remaining contractual life	Weighted average exercise price
$0.45	907,557	2.17	$0.45	907,557	2.83	$0.45
	907,557	2.17	$0.45	907,557	2.83	$0.45

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

12.

Contributed surplus

Amount
Balance, December 31, 2004	$1,648,402
Value of options expensed	858,209
Value of options exercised	(60,458)
Value of broker’s options	142,001
Value of warrants issued as commissions	51,548

Balance, December 31, 2005	2,639,702

Value of options expensed	664,480

Balance, September 30, 2006	$3,304,182

13.

Technology development

Included in technology development expenses are net research and development costs of $136,837, consisting of incurred costs of $273,674 less a contribution of $136,837 from the National Research Council.

14.

Restructuring charge

The Company has recorded a restructuring charge of $102,462 during the first quarter of 2006 for severance costs associated with staff reductions due to the integration of its operations with those of its subsidiary, Sunaptic Solutions Incorporated.

15.

Related-party transactions not disclosed elsewhere are as follows:

At September 30, 2006, accounts payable and accrued liabilities included $141,563 (at December 31, 2005 - $400,539) owed by the Company to directors, officers and companies controlled by directors and officers of the Company. These amounts are unsecured, non-interest bearing and payable on demand and consist of unpaid fees and expenses recorded at the exchange amount which is the amount agreed to by the parties.

16.

Commitments:

The Company is committed to the following operating lease payments over the next four years:

Year	Equipment	Building	Total
2006	$19,298	$75,667	$94,965
2007	85,396	290,761	376,157
2008	63,699	265,904	329,603
2009	9,747	202,900	212,647
	$178,140	$835,232	$1,013,372

The Company leases its head office in Burnaby, B.C. under a sublease of 10,938 square feet which expires December 30, 2009. The monthly rent is $16,908. The Company also leased 5,938 square feet of office space in Victoria, B.C. with monthly rent of $5,109 which expired on September 30, 2006 and subleases 4,128 square feet of office space in Vancouver, B.C. with monthly rent of $7,000 which expires on September 29, 2008.

17.

Subsequent events

Subsequent to September 30, 2006 the Company put into effect a plan to reduce its monthly cash operating expenses by approximately $200,000 per month. The cost reductions will be achieved through a consolidation of the Vancouver and Burnaby, B.C. offices into the Burnaby head office location; changes to the executive compensation structure; general cost saving measures; and a temporary lay-off of staff. The temporary lay-off of staff consisted of 16 full-time staff members representing 20% of the Company’s employees.

18.

Financial instruments and risk management:

(a)

Fair values:

The fair value of the Company’s financial instruments, represented by cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, and loans payable approximates their carrying values due to their ability to be promptly liquidated or their immediate or short term to maturity.  Based on current interest rates relative to those implicit in the leases and convertible debenture, the fair value of these items is estimated to not be materially different from their carrying values.

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

19.

Segmented information:

The Company operates in two segments, one being the development and sale of software applications and solutions and related services and the other being the provision of business integration consulting services.  Management of the Company makes decisions about allocating resources based on these two operating segments.  Prior to November 18, 2005, the Company operated in a single segment, being the development and sale of software applications and solutions.

Nine-months ended September 30, 2006

	Software Sales	Consulting Services	Total

Revenue	$1,459,735	3,464,941	$4,924,676

Operating Expenses	5,713,257	2,971,254	8,684,511
Interest Expense	150,869	17,019	167,888
Amortization of Capital Assets	1,124,371	52,134	1,176,505
Amortization of Intangibles	-	352,405	352,405

Total Expenses	6,988,497	3,392,812	10,381,309

Net Earnings (Loss)	$(5,528,762)	72,129	$(5,456,637)

	As at September 30, 2006
Total Assets	$1,478,438	2,511,139	$3,989,577
Intangible Assets
Goodwill	$-	1,684,462	$1,684,462
Intellectual Property	$233,637	-	$233,637
Customer Relationships	$-	497,226	$497,226
Equipment, net	$362,029	102,744	$464,773
Non-cash Stock-based Compensation expense	$533,546	130,934	$664,480
Additions to Capital Assets	$50,898	66,825	$117,723

As at December 31, 2005

	Software Sales	Consulting Services	Total

Total Assets	$3,541,371	$3,354,321	$6,895,692
Intangible Assets
Goodwill	$-	$1,684,462	$1,684,462
Intellectual Property	$1,226,775	$-	$1,226,775
Customer Relationships	$-	$676,226	$676,226
Contract Backlog	$-	$173,405	$173,405
Equipment, net	$441,684	$88,054	$529,735
Non-cash Stock-based Compensation expense	$858,209	$-	$858,209
Additions to Capital Assets	$411,509	$3,891	$415,400

19.

Segmented information (cont’d):

Substantially all revenue is derived from sales to customers located in Canada, the United States, and the United Kingdom.  Geographic information is as follows:

Nine-months ended September 30,

	2006	2005
Canada	$3,207,324	$45,879
United States	1,696,771	1,175,955
United Kingdom	20,581	23,232
Other	-	182
	$4,924,676	$1,245,248

Substantially all of the Company’s equipment is in Canada.

Major customers, representing 10% or more of total revenue are:

	2006	2005
Customer A	$566,007	$-
Customer B	537,987	273,632
Customer C	414,670	-
Customer D	347,028	497,666

20.

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

20.

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

       (d)   Convertible debenture:

During the period ended September 30, 2006, the Company issued a convertible debenture with detachable contingent warrants.  For Canadian GAAP purposes, the debenture was treated as a compound debt instrument and the debt component was allocated  between debt and equity using the residual method whereby the debt was fair valued and the residual value was applied to equity (consisting of the conversion feature and contingent warrants) net of the prorata issuance costs.

Contingent Warrants:

For U.S. GAAP, the relative fair value method was applied to bifurcate the contingent warrants from the debt instrument whereby debt and contingent warrants were fair valued.  Issuance costs were allocated proportionally to each component.  The warrants were evaluated as equity as they contain no net cash settlement terms outside of the control of the Company.  Conversion features of the debt did not meet the requirements for bifurcation.

The fair value of the warrants has been estimated to be $114,871 using the Black-Scholes option pricing model using the following average inputs:  volatility - 51%;  risk free interest rate - 5% (2005-5%); option term – 1 5/12 years; and dividend yield – nil (2005-nil).

The allocation to debt and equity is as follows:

Breakdown of components :

Warrants component	$ 114,871
Debt component	1,485,129
Total	$ 1,600,000

20.

United States generally accepted accounting principles cont’d:

(e)  Comprehensive loss:

Comprehensive loss equals net loss for all periods presented.

The effect of these accounting differences on contributed surplus, deficit, net loss, and net loss per share are as follows:

U.S. GAAP

	September 30, 2006	December 31, 2005
Contributed Surplus, Canadian GAAP	$3,304,182	$2,639,702
Cumulative stock based compensation (a)	1,380,198	1,380,198
Beneficial conversion options (b)	208,200	208,200
Warrants issued for services (c)	722,000	722,000
Contingent warrants (d)	114,871	-

Additional paid-in capital, U.S. GAAP	$5,729,451	$4,950,100

	September 30, 2006	December 31, 2005
Equity Components of Convertible Debenture, Canadian GAAP	$365,479	$-
Add (deduct) to reconcile to U.S. GAAP:
Equity components of convertible debenture	(365,479)	-

Equity Components of Convertible Debenture, U.S. GAAP	$-	$-

	September 30, 2006	December 31, 2005
Convertible debenture, Canadian GAAP	$1,208,577	$-
Add (deduct) to reconcile to U.S. GAAP:
Valuation differences	268,754	-
Accretion differences	(11,083)	-

Convertible debenture, U.S. GAAP	$1,466,248	$-

	September 30, 2006	December 31, 2005
Deficit, Canadian GAAP	$(38,747,116)	$(33,290,479)
Cumulative stock based compensation (a)	(1,380,198)	(1,380,198)
Beneficial conversion options (b)	(208,200)	(208,200)
Warrants issued for services (c)	(722,000)	(722,000)
Convertible debenture (d)	9,095	-

Deficit, U.S. GAAP	$(41,048,419)	$(35,600,877)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005

Net Loss for the period, Canadian GAAP	$(1,904,857)	$(1,650,794)	$(5,456,637)	$(4,667,276)
Add (deduct) to reconcile to U.S. GAAP:

Accretion on convertible debenture Canadian GAAP	18,136	-	18,136	-
Deferred financing expenses deducted under Canadian GAAP	5,093	-	5,093	-

Accretion on convertible debenture U.S. GAAP	(7,053)	-	(7,053)	-
Deferred financing expenses deducted under U.S. GAAP	(7,081)	-	(7,081)	-

Net Loss for the period, U.S. GAAP	$(1,895,762)	(1,650,794)	$(5,447,542)	(4,667,276)

Net Loss per share, U.S. GAAP – basic and diluted	$(0.04)	$(0.06)	$(0.13)	$(0.18)

21.

Recent Account Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), effective for fiscal years beginning after December 15, 2006.  This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes,” including the recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company will adopt FIN 48 on January 1, 2007, as required.  The impact of FIN48 on the Company’s consolidated financial statements is not yet known or reasonably estimated.

In June 2006, the FASB ratified the consensuses reached by the Emerging Issues Task Force in Issue No. 06-3, “How Taxes collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (That is, Gross Versus Net Presentation).” Issue No. 06-3 requires disclosure of an entity’s accounting policy regarding the presentation of taxes assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer, including sales, use, value added and some excise taxes.  The Company presents such taxes on a net basis (excluded from revenues and costs)  The adoption of Issue No. 06-3, which is effective for interim and annual reporting periods beginning after December 15, 2006. will have no impact on the Company’s consolidated financial statements.

SAB 108

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108,, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.”  SAB 108 was issued to provide consistency between how registrants quantify financial statement misstatements.

Historically, there have been two widely-used methods for quantifying the effects of financial statement misstatements.  These methods are referred to as the “roll-over” and “iron curtain” method.  The roll-over method quantifies the amount by which the current year income statement is misstated.  Exclusive reliance on an income statement approach can result in the accumulation of errors on the balance sheet that may not have been material to any individual income statement, but which may misstate one or more balance sheet accounts.  The iron curtain method quantifies the error as the cumulative amount by which the current year balance sheet is misstated.  Exclusive reliance on a balance sheet approach can result in disregarding the effects of errors in the current year income statement that result from the correction of an error existing in previously issued financial statements.  The Company currently uses the roll-over method for quantifying identified financial statement misstatements.

SAB 108 established an approach that requires quantification of financial statement misstatements based on the effects of the misstatement on each of the company’s financial statements and the related financial statement disclosures.  This approach is commonly referred to as the “dual approach” because it requires quantification of errors under both the roll-over and iron curtain methods.

SAB 108 allows registrants to initially apply the dual approach either by (1) retroactively adjusting prior financial statements as if the dual approach had always been used or by (2) recording the cumulative effect of initially applying the dual approach as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings.  Use of this “cumulative effect” transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose.

The Company will initially apply SAB 108 using the retroactive method in connection with the preparation of its annual consolidated financial statements for the year ending December 31, 2006. The initial adoption of SAB 108 will have no adjustments to the consolidated financial statements.

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

Stock-based compensation

The Company has a stock-based compensation plan, which is described in note 11.  Subsequent to January 1, 2003, the Company accounts for all stock-based payments to employees and non-employees using the fair value based method.  Under the fair value based method, stock-based payments are measured at the fair value of the consideration received, or the fair value of the equity instruments issued, whichever is more reliably measured.

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

.

Results of Operations for the three and nine-month periods ended September 30, 2006 as compared to the three and nine-month periods ended September 30, 2005:

Non-GAAP Operating Cash Flow

The Company presents income excluding non-cash items and one-time unusual expenses which is a supplemental financial measure that is not required by, or presented in accordance with, generally accepted accounting principles. The Company presents income excluding non-cash items and one-time unusual expenses because the Company considers it an important supplemental measure of its operations as it provides an indicator of the Company’s progress towards achieving a cash flow from revenues that is equal to or greater than the cash expense level, and it enhances period-to-period comparability of the cash flow of the Company’s operations. This non-GAAP financial measure may not be comparable to the calculation of similar measures reported by other companies. This measure has limitations as an analytical tool. It should not be considered in isolation, as an alternative to, or more meaningful than financial measures calculated and reported in accordance with GAAP. It should not be considered as an alternative to cash flow from operations determined in accordance with GAAP. Included below is a reconciliation of income excluding non-cash items and one-time unusual expenses, a non-GAAP financial measure, to cash flow from operations, the most directly comparable financial measure calculated and reported in accordance with GAAP.

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005

Loss for the period	$(1,904,857)	$(1,650,794)	$(5,456,637)	$(4,667,276)
Items not involving cash:
Amortization	455,545	393,955	1,528,915	1,188,695
Stock-based compensation	162,500	194,714	664,480	688,973
Accretion of convertible debenture	18,136	-	18,136	-
Deferred financing costs expensed	5,093	-	5,093	-
Changes in non-cash operating working capital:
Accounts receivable	408,855	(95,832)	766,251	(600,770)
Accrued revenue receivable	(25,296)	32,523	32,434	-
Prepaid expenses and deposit	(48,537)	21,570	84,040	(73,631)
Accounts payable and accrued liabilities	(113,750)	422,102	(73,679)	482,211
Deferred revenue	56,607	(401,933)	84,051	109,881
Cash used for operations	(985,704)	(1,083,695)	(2,346,916)	(2,871,917)
Excluded from non-GAAP measure
Changes in non-cash operating working capital:
Accounts receivable	(408,855)	95,832	(766,251)	600,770
Accrued revenue receivable	25,296	(32,523)	(32,434)	-
Prepaid expenses and deposit	48,537	(21,570)	(84,040)	73,631
Accounts payable and accrued liabilities	113,750	(422,102)	73,679	(482,211)
Deferred revenue	(56,607)	401,933	(84,051)	(109,881)
	(277,879)	21,570	(893,097)	82,309
Included in non-GAAP measure
Restructuring charge	-	-	(102,462)	-

Non-GAAP operating cash flow	$(1,263,583)	$(1,062,125)	$(3,342,475)	$(2,789,608)

Based on the non-GAAP financial measure the Company’s revenues generated or will generate $1,263,583 less cash than its expenses required for the three-month period ended September 30, 2006, which is $201,458 or 18.9% less than for the three-month period ended September 30, 2005. The Company’s revenues generated or will generate $3,342,475 less cash than its expenses required for the nine-month period ended September 30, 2006, which is $552,867 or 19.8% less than for the nine-month period ended September 30, 2005. The Company is working towards an immediate goal of achieving a positive cash flow from its operations based on the non-GAAP financial measure and expects to achieve this goal by the end of 2006.

As part of the Company’s commitment to achieving a positive cash flow from its operations based on the non-GAAP financial measure by the end of 2006, subsequent to September 30, 2006 the Company put into effect a plan to reduce its monthly cash operating expenses by approximately $200,000 per month or 27%.

The cost reductions have been achieved through a consolidation of the Vancouver and Burnaby, B.C. offices into the Burnaby head office location; changes to the executive compensation structure; general cost saving measures; and a temporary lay-off of staff. The temporary lay-off of staff consisting of 16 full-time staff members represented 20% of the Company’s employees.

Based on the assumption that current sales levels will remain consistent, if the projected cash operating expense savings of $200,000 per month are achieved, the Company expects to be cash flow positive based on the non-GAAP financial measure for the months of November and December 2006 and going forward. In the event that the Company is successful in increasing its sales levels, it intends to recall the employees that have been temporarily laid off in order to meet the demands associated with rising sales volumes.  As a result of their temporarily laid-off status, there can be no assurance that such employees will remain available for employment with the Company or will remain interested in working with the Company.  As a result, if the Company’s sales level increases there can be no assurance that the Company will be able to find qualified employees to meet such demand.

Revenues

Visiphor’s total revenues for the three-month period ended September 30, 2006 were $1,120,766, which is 11% greater than the prior year level of $1,008,581. The year to date revenues increased 119% to $4,924,767 over the prior year level of $2,253,829. The increase is due to increased consulting services revenues as a result of the acquisition of Sunaptic in November of 2005 and increased services revenues from the installation of software products sold in prior periods. Revenues from the Company’s software products were $149,218 for the current three-month period as compared to $547,494 for 2005, a decrease of 73%. Software revenues were $495,755 for the year compared to the prior year’s level of $1,512,578 a decrease of 67%. The decreased software revenues were primarily due to lower sales volumes combined with delays in customer delivery acceptance schedules and are expected to increase in subsequent periods as the deliveries are completed.

Support and services revenues for the three-month period ended September 30, 2006 were 108% greater at $956,594 compared to $459,799 for 2005. Support and services revenues year to date were 467% higher at $4,184,615 than the prior year level of $737,568. The increase consisted of $3,491,939 in consulting services revenue, earned as a result of the acquisition of Sunaptic that took place on November 18, 2005, with the balance consisting of the delivery of services associated with software sales from prior periods.

As of November 10, 2006, Visiphor had work in process and contracted orders totalling approximately $2.1 million that are not recorded in the financial statements as at September 30, 2006. Consequently, Visiphor expects that revenues will increase in the final quarter of 2006 when compared to the third quarter revenues and will continue to increase as the Company’s current and newly developed products and solutions continue to gain increasing customer acceptance. There can be no assurance, however, that such future revenue will materialize or if such revenue does materialize that it will be significant.

Other revenues for the three-month period ended September 30, 2006 were $14,954, whereas other revenues of $1,288 were earned in the prior year. Other revenues year to date was $244,306 compared to $3,683 for 2005. The increase was primarily due to revenue earned in 2006 of $166,512 through a contract where a sub-contractor is providing the services, and $47,400 from the resale of third party software.  The costs associated with these revenues are included in cost of materials.

Operating Expenses

Operating expenses totalled $3,025,622 for the three-month period ended September 30, 2006, which is 14% greater than the 2005 operating expenses of $2,650,725. The increased costs were primarily due to the addition of the consulting services division through the Sunaptic acquisition.

Operating expenses totalled $10,381,313 for the nine-month period ended September 30, 2006, which is 50% greater than the 2005 operating expenses of $6,900,914. The increased costs compared to the same period last year are primarily due to general operating costs related to the addition of the consulting services division through the Sunaptic acquisition. Sales and marketing costs increased due to additional sales staff being hired. This was offset slightly by a reduction in our marketing staff costs. Administration costs decreased 27% this quarter as the

Company’s effort to manage overall cost has been effective.  For the nine-months ended September 30, 2006 the Company has administration costs similar to the same period last year, however, have generated more revenue proportional to those costs.

Staff levels increased from 35 at January 1, 2005 to 100 at December 31, 2005. In January 2006, through the integration process with Sunaptic, the Company was able to streamline its operations and achieve operational efficiencies that allowed it to eliminate 16 full-time employee positions. The Company recorded a restructuring charge of $102,462 during the first quarter of 2006 for severance costs associated with the staff reductions.

The Company continued to improve its operational efficiencies during the second quarter of 2006, including closing its Victoria, B.C. office and consolidating the Victoria operations into the Burnaby, B.C. head office.  Subsequent to September 30, 2006, the Company consolidated its Vancouver and Burnaby, B.C. offices into the Burnaby head office location; changed its executive compensation structure; implemented general cost saving measures; and temporarily laid off 16 full-time staff. There are 60 staff members at November 10, 2006 and the operating cash expense level has been reduced to approximately $550,000 per month or $6.6 million per year. In the event that the Company is successful in increasing its sales levels, it intends to recall the employees that have been temporarily laid off in order to meet the demands associated with rising sales volumes.  As a result of their temporarily laid-off status, there can be no assurance that such employees will remain available for employment with the Company or will remain interested in working with the Company.  As a result, if the Company’s sales level increases there can no assurance that the Company will be able to find qualified employees to meet such demand.

Administration

Administrative costs for the three-month period ended September 30, 2006 were $639,780, which is 27% lower than for 2005 of $877,625. Administrative costs include staff salaries and related benefits and travel, consulting and professional fees, facility and support costs, shareholder, regulatory and investor relations costs.

Administrative costs for the nine months ended September 30, 2006 were $2,038,963, which is 4% lower than administrative costs for 2005 of $2,116,769.  The decrease was primarily due to overall cost management.

Bad Debt

Bad debts for the three-period ended September 30, 2006 were $24,313 compared with $42,801 in the same period in 2005. For the nine-month period ended September 30, 2006, bad debts were $86,301 compared with $42,801 in the same period in 2005.  Bad debts in both periods are due to a write-off of an individual account from a customer that has defaulted on payment of their account.

Cost of Materials

Cost of materials for the three-month period ended September 30, 2006 was $nil and $23,100 in 2005. The cost for the nine months ended September 30, 2006 were $164,910 and $23,100 in 2005. This cost includes approximately $121,000 for sub-contracted services required for the security assessments for the King County RAIN project which was completed during the quarter and $43,901 for software purchased for resale to a customer.

Interest and Amortization

Interest expense increased $90,343 compared to the same three-month period ended September 30, 2000. For the nine-month period ended Sept 30, 2006, interest expense has increased by $240,623 compared to the same nine-month period in 2005. The increases in both periods are primarily due to the interest expense on the convertible debenture and interest on the loans payable.

The amortization expense for the three-month period ended September 30, 2006 is $455,545 compared to $393,955 in 2005. For the nine-month period ended September 30, 2006, amortization expense was $1,528,915 compared to $1,188,695 in 2005. Both increases are due to the amortization of intangibles acquired with the Sunaptic acquisition.

Sales and Marketing

Sales and marketing expenses for the three-month period ended September 30, 2006 were $374,737 compared to $368,695 for 2005, which is a 2% increase.  Overall, the expenses related to sales and marketing as a whole remained constant.  However, marketing related salaries have been reduced by $100,000 as compared to the same period in 2005. This is offset by an increase of $130,000 in salaries relating to sales. The Company decided to concentrate on building sales and relationships rather than on general marketing activities.

Sales and marketing expenses for the nine-month period ended September 30, 2006 increased 4% to $1,272,966 compared to $1,255,160 in 2005. There were reductions to the marketing salary expenses that were offset by increased sales salaries. Also, the Company hired additional sales staff on a short-term basis in the United States at the beginning of 2006 in an effort to address some specific sales opportunities.

Professional Services

Costs for the professional services group for the three-month period ended September 30, 2006 were $1,027,545, which is an 115% increase compared to costs of $478,105 in 2005. The increase is primarily due to the creation of the consulting services division which was created after the acquisition of Sunaptic.

Costs for the professional services group for the nine-month period ended September 30, 2006 were $3,646,354 which is 259% greater than costs for the professional services group of $1,014,573 in 2005. The increased costs include $2,145,725 due to the addition of the consulting services division through the Sunaptic acquisition, which was partially offset by some staff reduction in the non-consulting area of professional services.

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

Technology Development

The technology development expenses for the three-month period ended September 30, 2006 were $404,737, which is 13% lower than the 2005 costs of $466,471. This decrease was primarily due to a reduction in the use of contract labour. Management expects that the increased revenues achieved as a result of the sale of products will cause development costs to increase. Management believes that continuing to invest in technology advancements is crucial to the future success of Visiphor, and expects that costs will continue to increase in future periods. Included in technology development expenses for the three month period ended September 30, 2006 are net research and development costs of $38,337, consisting of incurred costs of $76,674 less a contribution of $38,337 from the National Research Council (the “NRC”). The cost recoveries are limited to a maximum of $225,000 under the terms of the agreement with the NRC and the program expires on March 31, 2007.

The technology development expenses for the nine-month period ended September 30, 2006 were $1,367,461, which is 6% higher than the 2005 costs of $1,289,816. The increase was primarily due to hiring additional staff and the associated costs required to maintain our enhancement of existing products and new product development. Included in technology development expenses for the nine-months ended September 30, 2006 are net research and development costs of $136,837 consisting of incurred costs of $273,674 less a contribution of $136,837 from the NRC.

Restructuring Charge

In January 2006, through the integration process with Sunaptic, the Company was able to streamline its operations and achieve operational efficiencies that allowed it to eliminate 16 employee positions. The Company has recorded a restructuring charge of $102,462 during the first quarter of 2006 for severance costs associated with the staff reductions.

Net Loss for the Period

Overall, the Company incurred a net loss for the three-month period ended September 30, 2006 of $1,904,857, or $0.04 per share, which is 15.3% higher than the net loss of $1,650,794 or $0.06 per share incurred during the three-months ended September 30, 2005.

The Company incurred a net loss for the nine-month period ended September 30, 2006 of $5,456,637 or $0.12 per share, which is a 16.9% increase over the net loss of $4,667,276, or $0.18 per share incurred during the period ended September 30, 2005.

As of September 30, 2006, the Company has work in progress and contracted sales orders totalling $2.1 million that have not commenced installation and the revenue will not be recognised until future quarters. There can be no assurance, however, that such revenue will be collected or if any of such revenue from such work in progress and sales orders is collected that it will be significant or will be timely paid.

In the Company's most recent Form 10-KSB, management stated that it believed that the Company would be able to achieve break-even operations on a cash operating basis by the end of 2006.  This statement was based on the non-GAAP measure described above. While management continues to believe that it has sufficient sales and potential sales to achieve this goal, extended contract negotiations and installation delays due to customers not being ready to accept delivery of solutions will cause this to be delayed until 2007 as the recognition of the associated revenue may be delayed.

Summary of Quarterly Results

	Q3-2006	Q2-2006	Q1-2006	Q4-2005	Q3-2005	Q2-2005	Q1-2005	Q4-2004

Total Revenue	$1,120,766	1,488,828	2,315,083	1,076,312	1,008,581	920,620	324,628	327,016
Loss	(1,904,856)	(2,024,680)	(1,527,100)	(1,890,400)	(1,650,764)	(1,562,291)	(1,454,190)	(1,270,180)
Net loss per share	(0.04)	(0.05)	(0.04)	(0.05)	(0.06)	(0.06)	(0.06)	(0.08)

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

Liquidity and Capital Resources

The Company’s aggregated cash on hand at the beginning of the three-month period ended September 30, 2006 was $205,957. During the period, the Company received additional funds of $1,600,000 by way of financing, repaid loans in the amount of $585,000 and paid deferred financing costs of $126,158.

The Company used these funds primarily to finance its operations for the period. The impact on cash after adjustment for non-cash items and changes to other working capital accounts in the period, resulted in a negative cash flow from operations of $985,704, as compared to a negative cash flow from operations of $1,083,695 for the same period in 2005. The Company repaid capital leases of $25,686 and purchased capital assets of $13,457. The Company’s cash position decreased by $106,005 to $99,952 cash on hand at September 30, 2006.

The Company’s aggregated cash on hand at the beginning of the nine-month period ended September 30, 2006 was $790,091. During the period, the Company received additional net funds of $176,802 through the issuance of common shares, $1,600,000 by issuance of a convertible debenture, $1,027,080 through loans, repaid loans in the amount of $895,000 and paid deferred financing costs of $126,158.

The Company used these funds primarily to finance its operations for the period. The impact on cash after adjustment for non-cash items and changes to other working capital accounts in the period, resulted in a negative cash flow from operations of $2,346,916 as compared to a negative cash flow from operations of $2,871,917 for the same period in 2005. The Company also repaid capital leases of $57,421 during the nine-month period ended September 30, 2006 and purchased capital assets of $68,527.  The Company’s cash position decreased by $690,139 to $99,952 cash on hand at September 30, 2006.

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

Convertible Debenture

On July 14, 2006, the Company completed a private placement (the “Offering”) of an 8% convertible secured debenture in the principal amount of $1,600,000 maturing on December 15, 2009, convertible, subject to certain adjustments, at the price of $0.45 per common share, and of a performance warrant (the “Warrant”) to purchase up to 2,350,000 common shares in the capital of the Company at a price of $0.30 per common share.  The Warrant is only exercisable in the event that the 30-day weighted average trading price of the Company’s common shares has not exceeded $0.45 in at least one 30-day trading period on or before July 14, 2008. The Warrant is exercisable at any time after July 13, 2008 and prior to 4:30 p.m. EST on December 15, 2009, provided that the above event has not occurred. The common shares underlying the Offering will have a four-month hold period that expires on November 13, 2006. Under the terms of the agreement, the investor appointed a nominee to the Company’s Board of Directors.

In connection with the Offering, two directors, of which one is an officer of the Company, agreed to postpone and subordinate outstanding bridge loans to the Company in the amounts of $85,000 and US$400,000, respectively. As consideration, the Company issued a related promissory note secured by a second charge over the accounts receivable of the Company to each of the parties and the interest rate of such notes is 12%. The Company also repaid the balance of the other outstanding loans payable of $500,000.

Settlement of Debt

On August 31, 2006 the Company settled debt owed to two directors of the Company, one of which is also an officer of the Company through 918,525 common shares at a deemed price of $0.45 per share.  This debt consisted of $413,337 of unpaid fees and expenses.  The common shares issued in settlement of the debt have a four-month hold period that expires on December 31, 2006.

Management believes that the revenues from the Company’s futures sales combined with current accounts receivable, work in progress, and contracted orders will be sufficient to fund its consolidated operations. The Company believes it currently has cash, accounts receivable, and work in progress and contracted orders that, if completed, will generate cash sufficient to fund its operations through the first quarter of 2007. If the accounts receivable are not collected, certain of the contracts are not completed, or the expected sales are not received, the Company may need to raise additional funds through private placements of its securities or seek other forms of financing during the 2006 and 2007 financial years. There can be no assurance that such financing will be available to the Company on terms acceptable to it, if at all. Failure to obtain adequate financing if necessary could result in significant delays in development of new products and a substantial curtailment of the Company’s operations. If the Company’s operations are substantially curtailed, it may have difficulty fulfilling its current and future contract obligations.

Differences to Net Income under Canadian and U.S. GAAP

Under Canadian GAAP, the net income for the three months ended September 30, 2006 was a loss of $1,904,857 whereas under U.S. GAAP the loss for the period would be $1,895,762.  For the nine month period ended September 30, 2006 the loss under Canadian GAAP was $5,456,637 whereas under U.S. GAAP the loss would be $5,447,542.  The difference of $9,095 for both the three and nine-month periods, is attributable to the difference that exists between Canadian and US GAAP relating to the accretion of the convertible debenture and the associated financing costs.  Earnings per share under both Canadian and U.S. GAAP are the same.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48,  “Accounting for Uncertainty in Income Taxes” (FIN 48), effective for fiscal years beginning after December 15, 2006.  This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes,” including the recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The Company will adopt FIN 48 on January 1, 2007, as required.  The impact of FIN48 on the Company’s consolidated financial statements is not yet known or reasonably estimated.

In June 2006, the FASB ratified the consensuses reached by the Emerging Issues Task Force in Issue No. 06-3, “How Taxes collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (That is, Gross Versus Net Presentation).” Issue No. 06-3 requires disclosure of an entity’s accounting policy regarding the presentation of taxes assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer, including sales, use, value added and some excise taxes.  The Company presents such taxes on a net basis (excluded from revenues and costs). The adoption of Issue No. 06-3, which is effective for interim and annual reporting periods beginning after December 15, 2006 will have no impact on the Company’s consolidated financial statements.

SAB 108

In September 2006,  the SEC staff issued Staff Accounting Bulletin No. 108,, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.”  SAB 108 was issued to provide consistency between how registrants quantify financial statement misstatements.

Historically, there have been two widely-used methods for quantifying the effects of financial statement misstatements.  These methods are referred to as the “roll-over” and “iron curtain” method.  The roll-over method quantifies the amount by which the current year income statement is misstated.  Exclusive reliance on an income statement approach can result in the accumulation of errors on the balance sheet that may not have been material to any individual income statement, but which may misstate one or more balance sheet accounts.  The iron curtain method quantifies the error as the cumulative amount by which the current year balance sheet is misstated.  Exclusive reliance on a balance sheet approach can result in disregarding the effects of errors in the current year income statement that result from the correction of an error existing in previously issued financial statements.  The Company currently uses the roll-over method for quantifying identified financial statement misstatements.

SAB 108 established an approach that requires quantification of financial statement misstatements based on the effects of the misstatement on each of the company’s financial statements and the related financial statement disclosures.  This approach is commonly referred to as the “dual approach” because it requires quantification of errors under both the roll-over and iron curtain methods.

SAB 108 allows registrants to initially apply the dual approach either by (1) retroactively adjusting prior financial statements as if the dual approach had always been used or by (2) recording the cumulative effect of initially applying the dual approach as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings.  Use of this “cumulative effect” transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose.

The Company will initially apply SAB 108 using the retroactive method in connection with the preparation of its annual consolidated financial statements for the year ending December 31, 2006. The initial adoption of SAB 108 will have no adjustments to the consolidated financial statements.

Contractual Obligations

The Company is committed to the following operating lease payments over the next four years:

Year	Equipment	Building	Total
2006	$19,298	$75,667	$94,965
2007	85,396	290,761	376,157
2008	63,699	265,904	329,603
2009	9,747	202,900	212,647
	$178,140	$835,232	$1,013,372

The Company leases its head office in Burnaby, B.C. under a sublease of 10,938 square feet which expires December 30, 2009. The monthly rent is $16,908. The Company also leased 5,938 square feet of office space in Victoria, B.C. with monthly rent of $5,109 which expired on September 30, 2006 and subleases 4,128 square feet of office space in Vancouver, B.C. with monthly rent of $7,000 which expires on September 29, 2008.

Off-Balance Sheet Arrangements

At September 30, 2006, the Company did not have any off-balance sheet arrangements.

Item 3.  Controls and Procedures

Disclosure Controls

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report (the “Evaluation Date”).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in reports the Company files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. During the quarter ended December 31, 2005, the Company’s independent auditors, Grant Thornton LLP, advised management and the audit committee of the Company’s board of directors of matters that they considered to be material weaknesses in the Company’s internal control.  The weaknesses were comprised of: insufficient systems and controls in place to evaluate the Company’s internal control; insufficient segregation of duties; and inadequate preventive controls with too much reliance on detective and manual controls.  In order to remediate the matters that the Company’s independent auditors and management considered to be material weaknesses in the Company’s internal control, during August the Company hired a new Controller who has significantly more experience and knowledge of internal control environments than the previous controller.  During September the Company engaged an outside consultant that is an expert on internal control over financial reporting and the Sarbanes-Oxley Act of 2002 who is providing additional guidance in improving the Company's system of internal control over financial reporting.  A significant number of the deficiencies relate to the Company's segregation of duties, so during the quarter the Company developed procedures to utilize additional staff and reassign duties of existing accounting department staff in order to address these deficiencies.  The Company continues to take steps to correct these weaknesses.

In its assessment of the effectiveness of disclosure controls and procedures as of September 30, 2006, management of the Company, including the Chief Executive Officer and Chief Financial Officer, assessed what potential impact each of the material weaknesses could have on the effectiveness of the Company’s disclosure controls and procedures. Management, including the Chief Executive Officer and Chief Financial Officer, determined that due to the small size of the Company the Chief Executive Officer and Chief Financial Officer have knowledge of all aspects of the Company’s operations at a detailed level sufficient to ensure that the Company’s disclosure controls and procedures were effective in timely alerting them to the material information related to the Company required to be included in the Company’s filings. This level of knowledge is considered by the certifying officers to be a compensating control and procedure that is adequate to eliminate the risk of a material error or omission in disclosure requirements.

Other than the foregoing, during the quarter ended September 30, 2006, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Notwithstanding the foregoing, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Company’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Company and its subsidiaries to disclose material information otherwise required to be set forth in the Company’s periodic reports; however, the Company’s disclosure controls and procedures are designed to provide reasonable assurance that they will achieve their objective of ensuring that information required to be disclosed in the reports the Company files or submits under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

None.

Item 5. Other Information

None.

Item 6.  Exhibits

The following exhibits are filed (or incorporated by reference herein) as part of this Form 10-QSB:

2.1(7)

Share Purchase Agreement dated October 5, 2005, among Michael James Hilton, Thomas James Healy, Ronald E. Matthews, Jason Fyfe, Paul McHendry, Simon Chester, Adam Bowron, Sunaptic Solutions Inc. and Visiphor

3.1(5)	Articles of Continuance
3.2(5)	Bylaw No.1
4.1(1)	Shareholder Agreement dated February 23, 1999 among the original shareholders and the Former Visiphor Shareholders
10.1(2)	Revolving Line of Credit dated February 21, 2003 between Visiphor and Altaf Nazerali
10.2(2)	Amended and Restated Loan Agreement: RevolvingLine of Credit dated April 15, 2003 between Visiphor and Altaf Nazerali
10.3(2)	General Security Agreement dated April 15, 2003 between Visiphor and Altaf Nazerali
10.4(2)	Grid Promissory Note dated February 21, 2003 between Visiphor and Altaf Nazerali
10.5(2)	Grid Promissory Note Amended and Restated dated April 15, 2003 between Visiphor and Altaf Nazerali
10.6(2)	Source Code License Agreement dated April 15, 2003 between Visiphor and Altaf Nazerali
10.7(2)	Source Code Escrow Agreement dated April 15, 2003 between Visiphor and Altaf Nazerali
10.8(3)	Debenture Agreement between Visiphor and 414826 B.C. Ltd dated May 30, 2003
10.9(4)	Consulting Agreement dated July 15, 2003 between Visiphor and Roy Trivet
10.10(6)	Visiphor Corporation Stock Option Plan
10.11(8)	Sublease Agreement between Shaw Cablesystems Limited and Visiphor
10.12(8)	Release of Claims Agreement between OSI Systems, Inc. and Visiphor dated September 14, 2005
10.13(9)	Placement Agent Agreement, effective as of November 7, 2005, between Visiphor and Certain Agents.
10.14(10)	Lease Agreement between Bremmvic Holdings Limited and Visiphor dated September 14, 2005
10.15(10)	Sublease agreement between International Vision Direct and Visiphor dated November 1, 2004
10.16(10)	Consulting Agreement with Trivett Holdings and Visiphor dated January 1, 2005
10.17(10)	Consulting Agreement with TelePartners and Visiphor dated January 1, 2005
10.18(10)	Consulting Agreement with AG Kassam and Visiphor dated January 1, 2005
10.19(10)*	Employment Agreement with Colby James Smith and Visiphor dated January 1, 2005
10.20(10)	Consulting Agreement with Oliver “Buck” Revell and Visiphor dated January 1, 2005
10.21(11)	Convertible Secured Debenture of Visiphor in favor of Quorum Secured Equity Trust in the Principal Sum of Cdn$1,600,00, due December 15, 2009
10.22(11)	Performance Warrant to purchase up to 2,350,000 common shares of Visiphor at a price of Cdn$0.30 per common share
10.23(11)	Subscription Agreement dated July 12, 2006 addressed to Visiphor and executed by Quorum Secured Equity Trust
10.24(11)	General Security Agreement dated July 12, 2006 in favor of Quorum Secured Equity Trust between Visiphor and Quorum Secured Equity Trust
10.25(11)	Postponement and Subordination Agreement dated July 12, 2006 between Roy Trivett, Quorum Secured Equity Trust and Visiphor
10.26(11)	Postponement and Subordination Agreement dated July 12, 2006 between Keith Kretschmer, Quorum Secured Equity Trust and Visiphor
10.27(11)	Promissory Note of Visiphor dated July 12, 2006 in the amount of Cdn$85,000 payable to Roy Trivett
10.28(11)	Promissory Note of Visiphor dated July 12, 2006 in the amount of US$400,000 payable to Keith Kretschmer
10.29(11)	General Assignment of Accounts Receivable by Visiphor to Roy Trivett dated July 12, 2006
10.30(11)	General Assignment of Accounts Receivable by Visiphor to Keith Kretschmer dated July 12, 2006
10.30(12)	Consulting Agreement between Visiphor and MIVA Holdings, Inc. dated September 16, 2006
31.1	Section 302 Certification
31.2	Section 302 Certification
32.1	Section 906 Certification
32.2	Section 906 Certification
99.1	Risk Factors
99.2	Form 51-9Form 51-901F as required by the British Columbia Securities Commission

_______________________

* Indicates a management contract or compensatory plan or arrangement.

(1)

Previously filed as part of Visiphor’s Registration Statement on Form 10-SB filed on September 8, 1999 (File No. 000-30090).

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

(5)

Previously filed as part of Visiphor’s Current Report on Form 8-K filed on July 18, 2005.

(6)

Previously filed as part of Visiphor’s Current Report on Form 8-K filed on September 23, 2005.

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

(11)

Previously filed as part of Visiphor’s Current Report on Form 8-K filed July 20, 2006.

(12)

Previously filed as part of Visiphor’s Current Report on Form 8-K filed on September 28, 2006.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISIPHOR CORPORATION

Date: November 10, 2006

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

Date: November 10, 2006

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

Date: November 10, 2006

/s/ Roy Trivett

Roy Trivett

Chief Executive Officer

(principal executive officer)

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. § 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Visiphor Corporation (the “Company”) on Form 10-QSB for the period ended September 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Wayne Smith, Chief Operating Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Wayne Smith Wayne Smith Chief Financial Officer (principal financial and accounting officer) November 10, 2006

Exhibit 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. § 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Visiphor Corporation (the “Company”) on Form 10-QSB for the period ended September 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Roy Trivett, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Roy Trivett Roy Trivett Chief Executive Officer (principal executive officer) November 10, 2006

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

History of Losses; Ability to Continue as a Going Concern

The Company commenced operations in March 1998. The Company incurred net losses of $6,631,656 and $5,457,937 in the years ended December 31, 2005 and December 31, 2004, respectively and net losses of $5,456,637 and $4,667,276 in the periods ended September 30, 2006 and September 30, 2005 respectively.  The Company has never been profitable and there can be no assurance that, in the future, the Company will be profitable on a quarterly or annual basis.

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

Need for Additional Financing

Management believes that the revenues from the Company’s futures sales combined with current accounts receivable, work in progress, and contracted orders will be sufficient to fund its consolidated operations. The Company believes it currently has cash, accounts receivable, and work in progress and contracted orders that, if completed, will generate cash sufficient to fund its operations through the first quarter of 2007. If the accounts receivable are not collected, certain of the contracts are not completed, or the expected sales are not received, the Company may need to raise additional funds through private placements of its securities or seek other forms of financing during the 2006 or 2007 financial year. There can be no assurance that such financing will be available to the Company on terms acceptable to it, if at all. Failure to obtain adequate financing, if necessary, could result in significant delays in the development of new products and a substantial curtailment of Visiphor’s operations. If the Company’s operations are substantially curtailed, it may have difficulty fulfilling its current and future contractual obligations.

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

2

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

3

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

4

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

Certain Shareholders May Exercise Control over Matters Voted Upon by the Company's Shareholders

Certain of the Company’s officers, directors and entities affiliated with the Company together beneficially owned a significant portion of the Company’s outstanding common shares as of September 30, 2006. While these shareholders do not hold a majority of the Company’s outstanding common shares, they will be able to exercise significant influence over matters requiring shareholder approval, including the election of directors and the approval of mergers, consolidations and sales of the Company’s assets. This may prevent or discourage tender offers for the Company’s common shares.

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

5

BC FORM 51-102F1

QUARTERLY REPORT

ISSUER DETAILS:

Name of Issuer	VISIPHOR CORPORATION
For Quarter Ended	September 30, 2006
Date of Report	November 10, 2006
Issuer Address	1100 – 4710 Kingsway Burnaby, British Columbia V5H 4M2
Issuer Fax Number	(604) 684-9314
Issuer Telephone Number	(604) 684-2449
Contact Name	Wayne Smith
Contact Position	Chief Financial Officer
Contact Telephone Number	(604) 684-2449
Contact Email Address	wayne.smith@visiphor.com
Web Site Address	www.visiphor.com

CERTIFICATE

THE THREE SCHEDULES REQUIRED TO COMPLETE THIS REPORT ARE ATTACHED AND THE DISCLOSURE CONTAINED THEREIN HAS BEEN APPROVED BY THE BOARD OF DIRECTORS.  A COPY OF THIS REPORT WILL BE PROVIDED TO ANY SHAREHOLDER WHO REQUESTS IT.

Clyde Farnsworth Name of Director	/s/Clyde Farnsworth Sign (typed)	06/11/10 Date Signed (YY/MM/DD)

Roy Trivett Name of Director	/s/ Roy Trivett Sign (typed)	06/11/10 Date Signed (YY/MM/DD)

Supplementary Information to the Financial Statements

Management’s Discussion and Analysis

As at November 10, 2006

Forward-looking information

Except for statements of historical fact, certain information contained herein constitutes “forward-looking statements,” within Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  In some cases, you can identify the forward-looking statements by Visiphor Corporation’s (“Visiphor” or the “Company”) use of the words such as “may,” “will,” “should,” “could,” “expect,” “plan,” “estimate,” “predict,” “potential,” “continue,” “believe,” “anticipate,” “intend,” “expect,” or the negative or other variations of these words, or other comparable words or phrases.  Forward-looking statements in this report include, but are not limited to, the Company’s expectation that revenues will increase during 2006 when compared to those of 2005 and that such revenues will continue to increase as newly developed products and solutions continue to gain increasing customer acceptance; management’s belief that increased revenues achieved as a result of the sale of products will more than offset increased technology development costs; the Company’s ability to fund its operations in the future from its current cash, accounts receivable, work in progress; the Company’s expectation that it will have positive operating cash flows by the end of 2006, and contracted orders; and new contracts to be entered into in the near future; the Company’s future operating expense levels; the Company’s expectation that it will be able to recall temporarily laid off employees in the event that it is successful in increasing its sales levels and the Company’s ability to achieve break-even operations on an operating cash flow basis during the final quarter of 2006.

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

Results of Operations for the three and nine-month periods ended September 30, 2006 as compared to the three and nine-month periods ended September 30, 2005:

Non-GAAP Operating Cash Flow

The Company presents income excluding non-cash items and one-time unusual expenses which is a supplemental financial measure that is not required by, or presented in accordance with, generally accepted accounting principles. The Company presents income excluding non-cash items and one-time unusual expenses because the Company considers it an important supplemental measure of its operations as it provides an indicator of the Company’s progress towards achieving a cash flow from revenues that is equal to or greater than the cash expense level, and it enhances period-to-period comparability of the cash flow of the Company’s operations. This non-GAAP financial measure may not be comparable to the calculation of similar measures reported by other companies. This measure has limitations as an analytical tool. It should not be considered in isolation, as an alternative to, or more meaningful than financial measures calculated and reported in accordance with GAAP. It should not be considered as an alternative to cash flow from operations determined in accordance with GAAP. Included below is a reconciliation of income excluding non-cash items and one-time unusual expenses, a non-GAAP financial measure, to cash flow from operations, the most directly comparable financial measure calculated and reported in accordance with GAAP.

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005

Loss for the period	$(1,904,857)	$(1,650,794)	$(5,456,637)	$(4,667,276)
Items not involving cash:
Amortization	455,545	393,955	1,528,915	1,188,695
Stock-based compensation	162,500	194,714	664,480	688,973
Accretion of convertible debenture	18,136	-	18,136	-
Deferred financing costs expensed	5,093	-	5,093	-
Changes in non-cash operating working capital:
Accounts receivable	408,855	(95,832)	766,251	(600,770)
Accrued revenue receivable	(25,296)	32,523	32,434	-
Prepaid expenses and deposit	(48,537)	21,570	84,040	(73,631)
Accounts payable and accrued liabilities	(113,750)	422,102	(73,679)	482,211
Deferred revenue	56,607	(401,933)	84,051	109,881
Cash used for operations	(985,704)	(1,083,695)	(2,346,916)	(2,871,917)
Excluded from non-GAAP measure
Changes in non-cash operating working capital:
Accounts receivable	(408,855)	95,832	(766,251)	600,770
Accrued revenue receivable	25,296	(32,523)	(32,434)	-
Prepaid expenses and deposit	48,537	(21,570)	(84,040)	73,631
Accounts payable and accrued liabilities	113,750	(422,102)	73,679	(482,211)
Deferred revenue	(56,607)	401,933	(84,051)	(109,881)
	(277,879)	21,570	(893,097)	82,309
Included in non-GAAP measure
Restructuring charge	-	-	(102,462)	-

Non-GAAP operating cash flow	$(1,263,583)	$(1,062,125)	$(3,342,475)	$(2,789,608)

Based on the non-GAAP financial measure the Company’s revenues generated or will generate $1,263,583 less cash than its expenses required for the three-month period ended September 30, 2006, which is $201,458 or 18.9% less than for the three-month period ended September 30, 2005. The Company’s revenues generated or will generate $3,342,475 less cash than its expenses required for the nine-month period ended September 30, 2006, which is

$552,867 or 19.8% less than for the nine-month period ended September 30, 2005. The Company is working towards an immediate goal of achieving a positive cash flow from its operations based on the non-GAAP financial measure and expects to achieve this goal by the end of 2006.

As part of the Company’s commitment to achieving a positive cash flow from its operations based on the non-GAAP financial measure by the end of 2006, subsequent to September 30, 2006 the Company put into effect a plan to reduce its monthly cash operating expenses by approximately $200,000 per month or 27%.

The cost reductions have been achieved through a consolidation of the Vancouver and Burnaby, B.C. offices into the Burnaby head office location; changes to the executive compensation structure; general cost saving measures; and a temporary lay-off of staff. The temporary lay-off of staff consisting of 16 full-time staff members represented 20% of the Company’s employees.

Based on the assumption that current sales levels will remain consistent, if the projected cash operating expense savings of $200,000 per month are achieved, the Company expects to be cash flow positive based on the non-GAAP financial measure for the months of November and December 2006 and going forward. In the event that the Company is successful in increasing its sales levels, it intends to recall the employees that have been temporarily laid off in order to meet the demands associated with rising sales volumes.  As a result of their temporarily laid-off status, there can be no assurance that such employees will remain available for employment with the Company or will remain interested in working with the Company.  As a result, if the Company’s sales level increases there can be no assurance that the Company will be able to find qualified employees to meet such demand.

Revenues

Visiphor’s total revenues for the three-month period ended September 30, 2006 were $1,120,766, which is 11% greater than the prior year level of $1,008,581. The year to date revenues increased 119% to $4,924,767 over the prior year level of $2,253,829. The increase is due to increased consulting services revenues as a result of the acquisition of Sunaptic in November of 2005 and increased services revenues from the installation of software products sold in prior periods. Revenues from the Company’s software products were $149,218 for the current three-month period as compared to $547,494 for 2005, a decrease of 73%. Software revenues were $495,755 for the year compared to the prior year’s level of $1,512,578 a decrease of 67%. The decreased software revenues were primarily due to lower sales volumes combined with delays in customer delivery acceptance schedules and are expected to increase in subsequent periods as the deliveries are completed.

Support and services revenues for the three-month period ended September 30, 2006 were 108% greater at $956,594 compared to $459,799 for 2005. Support and services revenues year to date were 467% higher at $4,184,615 than the prior year level of $737,568. The increase consisted of $3,491,939 in consulting services revenue, earned as a result of the acquisition of Sunaptic that took place on November 18, 2005, with the balance consisting of the delivery of services associated with software sales from prior periods.

As of November 10, 2006, Visiphor had work in process and contracted orders totalling approximately $2.1 million that are not recorded in the financial statements as at September 30, 2006. Consequently, Visiphor expects that revenues will increase in the final quarter of 2006 when compared to the third quarter revenues and will continue to increase as the Company’s current and newly developed products and solutions continue to gain increasing customer acceptance. There can be no assurance, however, that such future revenue will materialize or if such revenue does materialize that it will be significant.

Other revenues for the three-month period ended September 30, 2006 were $14,954, whereas other revenues of $1,288 were earned in the prior year. Other revenues year to date was $244,306 compared to $3,683 for 2005. The increase was primarily due to revenue earned in 2006 of $166,512 through a contract where a sub-contractor is providing the services, and $47,400 from the resale of third party software.  The costs associated with these revenues are included in cost of materials.

Operating Expenses

Operating expenses totalled $3,025,622 for the three-month period ended September 30, 2006, which is 14% greater than the 2005 operating expenses of $2,650,725. The increased costs were primarily due to the addition of the consulting services division through the Sunaptic acquisition.

Operating expenses totalled $10,381,313 for the nine-month period ended September 30, 2006, which is 50% greater than the 2005 operating expenses of $6,900,914. The increased costs compared to the same period last year are primarily due to general operating costs related to the addition of the consulting services division through the Sunaptic acquisition. Sales and marketing costs increased due to additional sales staff being hired. This was offset slightly by a reduction in our marketing staff costs. Administration costs decreased 27% this quarter as the Company’s effort to manage overall cost has been effective.  For the nine-months ended September 30, 2006 the Company has administration costs similar to the same period last year, however, have generated more revenue proportional to those costs.

Staff levels increased from 35 at January 1, 2005 to 100 at December 31, 2005. In January 2006, through the integration process with Sunaptic, the Company was able to streamline its operations and achieve operational efficiencies that allowed it to eliminate 16 full-time employee positions. The Company recorded a restructuring charge of $102,462 during the first quarter of 2006 for severance costs associated with the staff reductions.

The Company continued to improve its operational efficiencies during the second quarter of 2006, including closing its Victoria, B.C. office and consolidating the Victoria operations into the Burnaby, B.C. head office.  Subsequent to September 30, 2006, the Company consolidated its Vancouver and Burnaby, B.C. offices into the Burnaby head office location; changed its executive compensation structure; implemented general cost saving measures; and temporarily laid off 16 full-time staff. There are 60 staff members at November 10, 2006 and the operating cash expense level has been reduced to approximately $550,000 per month or $6.6 million per year. In the event that the Company is successful in increasing its sales levels, it intends to recall the employees that have been temporarily laid off in order to meet the demands associated with rising sales volumes.  As a result of their temporarily laid-off status, there can be no assurance that such employees will remain available for employment with the Company or will remain interested in working with the Company.  As a result, if the Company’s sales level increases there can no assurance that the Company will be able to find qualified employees to meet such demand.

Administration

Administrative costs for the three-month period ended September 30, 2006 were $639,780, which is 27% lower than for 2005 of $877,625. Administrative costs include staff salaries and related benefits and travel, consulting and professional fees, facility and support costs, shareholder, regulatory and investor relations costs.

Administrative costs for the nine months ended September 30, 2006 were $2,038,963, which is 4% lower than administrative costs for 2005 of $2,116,769.  The decrease was primarily due to overall cost management.

Bad Debt

Bad debts for the three-period ended September 30, 2006 were $24,313 compared with $42,801 in the same period in 2005. For the nine-month period ended September 30, 2006, bad debts were $86,301 compared with $42,801 in the same period in 2005.  Bad debts in both periods are due to a write-off of an individual account from a customer that has defaulted on payment of their account.

Cost of Materials

Cost of materials for the three-month period ended September 30, 2006 was $nil and $23,100 in 2005. The cost for the nine months ended September 30, 2006 were $164,910 and $23,100 in 2005. This cost includes approximately $121,000 for sub-contracted services required for the security assessments for the King County RAIN project which was completed during the quarter and $43,901 for software purchased for resale to a customer.

Interest and Amortization

Interest expense increased $90,343 compared to the same three-month period ended September 30, 2000. For the nine-month period ended Sept 30, 2006, interest expense has increased by $240,623 compared to the same nine-month period in 2005. The increases in both periods are primarily due to the interest expense on the convertible debenture and interest on the loans payable.

The amortization expense for the three-month period ended September 30, 2006 is $455,545 compared to $393,955 in 2005. For the nine-month period ended September 30, 2006, amortization expense was $1,528,915 compared to $1,188,695 in 2005. Both increases are due to the amortization of intangibles acquired with the Sunaptic acquisition.

Sales and Marketing

Sales and marketing expenses for the three-month period ended September 30, 2006 were $374,737 compared to $368,695 for 2005, which is a 2% increase.  Overall, the expenses related to sales and marketing as a whole remained constant.  However, marketing related salaries have been reduced by $100,000 as compared to the same period in 2005. This is offset by an increase of $130,000 in salaries relating to sales. The Company decided to concentrate on building sales and relationships rather than on general marketing activities.

Sales and marketing expenses for the nine-month period ended September 30, 2006 increased 4% to $1,272,966 compared to $1,255,160 in 2005. There were reductions to the marketing salary expenses that were offset by increased sales salaries. Also, the Company hired additional sales staff on a short-term basis in the United States at the beginning of 2006 in an effort to address some specific sales opportunities.

Professional Services

Costs for the professional services group for the three-month period ended September 30, 2006 were $1,027,545, which is an 115% increase compared to costs of $478,105 in 2005. The increase is primarily due to the creation of the consulting services division which was created after the acquisition of Sunaptic.

Costs for the professional services group for the nine-month period ended September 30, 2006 were $3,646,354 which is 259% greater than costs for the professional services group of $1,014,573 in 2005. The increased costs include $2,145,725 due to the addition of the consulting services division through the Sunaptic acquisition, which was partially offset by some staff reduction in the non-consulting area of professional services.

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

Technology Development

The technology development expenses for the three-month period ended September 30, 2006 were $404,737, which is 13% lower than the 2005 costs of $466,471. This decrease was primarily due to a reduction in the use of contract labour. Management expects that the increased revenues achieved as a result of the sale of products will cause development costs to increase. Management believes that continuing to invest in technology advancements is crucial to the future success of Visiphor, and expects that costs will continue to increase in future periods. Included in technology development expenses for the three month period ended September 30, 2006 are net research and development costs of $38,337, consisting of incurred costs of $76,674 less a contribution of $38,337 from the National Research Council (the “NRC”). The cost recoveries are limited to a maximum of $225,000 under the terms of the agreement with the NRC and the program expires on March 31, 2007.

The technology development expenses for the nine-month period ended September 30, 2006 were $1,367,461, which is 6% higher than the 2005 costs of $1,289,816. The increase was primarily due to hiring additional staff and the associated costs required to maintain our enhancement of existing products and new product development. Included in technology development expenses for the nine-months ended September 30, 2006 are net research and development costs of $136,837 consisting of incurred costs of $273,674 less a contribution of $136,837 from the NRC.

Restructuring Charge

In January 2006, through the integration process with Sunaptic, the Company was able to streamline its operations and achieve operational efficiencies that allowed it to eliminate 16 employee positions. The Company has recorded a restructuring charge of $102,462 during the first quarter of 2006 for severance costs associated with the staff reductions.

Net Loss for the Period

Overall, the Company incurred a net loss for the three-month period ended September 30, 2006 of $1,904,857, or $0.04 per share, which is 15.3% higher than the net loss of $1,650,794 or $0.06 per share incurred during the three-months ended September 30, 2005.

The Company incurred a net loss for the nine-month period ended September 30, 2006 of $5,456,637 or $0.12 per share, which is a 16.9% increase over the net loss of $4,667,276, or $0.18 per share incurred during the period ended September 30, 2005.

As of September 30, 2006, the Company has work in progress and contracted sales orders totalling $2.1 million that have not commenced installation and the revenue will not be recognised until future quarters. There can be no assurance, however, that such revenue will be collected or if any of such revenue from such work in progress and sales orders is collected that it will be significant or will be timely paid.

In the Company's most recent Form 10-KSB, management stated that it believed that the Company would be able to achieve break-even operations on a cash operating basis by the end of 2006.  This statement was based on the non-GAAP measure described above. While management continues to believe that it has sufficient sales and potential sales to achieve this goal, extended contract negotiations and installation delays due to customers not being ready to accept delivery of solutions will cause this to be delayed until 2007 as the recognition of the associated revenue may be delayed.

Summary of Quarterly Results

	Q3-2006	Q2-2006	Q1-2006	Q4-2005	Q3-2005	Q2-2005	Q1-2005	Q4-2004

Total Revenue	$1,120,766	1,488,828	2,315,083	1,076,312	1,008,581	920,620	324,628	327,016
Loss	(1,904,856)	(2,024,680)	(1,527,100)	(1,890,400)	(1,650,764)	(1,562,291)	(1,454,190)	(1,270,180)
Net loss per share	(0.04)	(0.05)	(0.04)	(0.05)	(0.06)	(0.06)	(0.06)	(0.08)

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

Liquidity and Capital Resources

The Company’s aggregated cash on hand at the beginning of the three-month period ended September 30, 2006 was $205,957. During the period, the Company received additional funds of $1,600,000 by way of financing, repaid loans in the amount of $585,000 and paid deferred financing costs of $126,158.

The Company used these funds primarily to finance its operations for the period. The impact on cash after adjustment for non-cash items and changes to other working capital accounts in the period, resulted in a negative cash flow from operations of $985,704, as compared to a negative cash flow from operations of $1,083,695 for the same period in 2005. The Company repaid capital leases of $25,686 and purchased capital assets of $13,457. The Company’s cash position decreased by $106,005 to $99,952 cash on hand at September 30, 2006.

The Company’s aggregated cash on hand at the beginning of the nine-month period ended September 30, 2006 was $790,091. During the period, the Company received additional net funds of $176,802 through the issuance of common shares, $1,600,000 by issuance of a convertible debenture, $1,027,080 through loans, repaid loans in the amount of $895,000 and paid deferred financing costs of $126,158.

The Company used these funds primarily to finance its operations for the period. The impact on cash after adjustment for non-cash items and changes to other working capital accounts in the period, resulted in a negative cash flow from operations of $2,346,916 as compared to a negative cash flow from operations of $2,871,917 for the same period in 2005. The Company also repaid capital leases of $57,421 during the nine-month period ended September 30, 2006 and purchased capital assets of $68,527.  The Company’s cash position decreased by $690,139 to $99,952 cash on hand at September 30, 2006.

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

Convertible Debenture

On July 14, 2006, the Company completed a private placement (the “Offering”) of an 8% convertible secured debenture in the principal amount of $1,600,000 maturing on December 15, 2009, convertible, subject to certain adjustments, at the price of $0.45 per common share, and of a performance warrant (the “Warrant”) to purchase up to 2,350,000 common shares in the capital of the Company at a price of $0.30 per common share.  The Warrant is only exercisable in the event that the 30-day weighted average trading price of the Company’s common shares has not exceeded $0.45 in at least one 30-day trading period on or before July 14, 2008. The Warrant is exercisable at any time after July 13, 2008 and prior to 4:30 p.m. EST on December 15, 2009, provided that the above event has not occurred. The common shares underlying the Offering will have a four-month hold period that expires on November 13, 2006. Under the terms of the agreement, the investor appointed a nominee to the Company’s Board of Directors.

In connection with the Offering, two directors, of which one is an officer of the Company, agreed to postpone and subordinate outstanding bridge loans to the Company in the amounts of $85,000 and US$400,000, respectively. As consideration, the Company issued a related promissory note secured by a second charge over the accounts receivable of the Company to each of the parties and the interest rate of such notes is 12%. The Company also repaid the balance of the other outstanding loans payable of $500,000.

Settlement of Debt

On August 31, 2006 the Company settled debt owed to two directors of the Company, one of which is also an officer of the Company through 918,525 common shares at a deemed price of $0.45 per share.  This debt consisted of $413,337 of unpaid fees and expenses.  The common shares issued in settlement of the debt have a four-month hold period that expires on December 31, 2006.

Management believes that the revenues from the Company’s futures sales combined with current accounts receivable, work in progress, and contracted orders will be sufficient to fund its consolidated operations. The Company believes it currently has cash, accounts receivable, and work in progress and contracted orders that, if completed, will generate cash sufficient to fund its operations through the first quarter of 2007. If the accounts receivable are not collected, certain of the contracts are not completed, or the expected sales are not received, the Company may need to raise additional funds through private placements of its securities or seek other forms of financing during the 2006 and 2007 financial years. There can be no assurance that such financing will be available to the Company on terms acceptable to it, if at all. Failure to obtain adequate financing if necessary could result in significant delays in development of new products and a substantial curtailment of the Company’s operations. If the Company’s operations are substantially curtailed, it may have difficulty fulfilling its current and future contract obligations.

Differences to Net Income under Canadian and U.S. GAAP

Under Canadian GAAP, the net income for the three months ended September 30, 2006 was a loss of $1,904,857 whereas under U.S. GAAP the loss for the period would be $1,895,762.  For the nine month period ended September 30, 2006 the loss under Canadian GAAP was $5,456,637 whereas under U.S. GAAP the loss would be $5,447,542.  The difference of $9,095 for both the three and nine-month periods, is attributable to the difference that exists between Canadian and US GAAP relating to the accretion of the convertible debenture and the associated financing costs.  Earnings per share under both Canadian and U.S. GAAP are the same.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48,  “Accounting for Uncertainty in Income Taxes” (FIN 48), effective for fiscal years beginning after December 15, 2006.  This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes,” including the recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The Company will adopt FIN 48 on January 1, 2007, as required.  The impact of FIN48 on the Company’s consolidated financial statements is not yet known or reasonably estimated.

In June 2006, the FASB ratified the consensuses reached by the Emerging Issues Task Force in Issue No. 06-3, “How Taxes collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (That is, Gross Versus Net Presentation).” Issue No. 06-3 requires disclosure of an entity’s accounting policy regarding the presentation of taxes assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer, including sales, use, value added and some excise taxes.  The Company presents such taxes on a net basis (excluded from revenues and costs). The adoption of

Issue No. 06-3, which is effective for interim and annual reporting periods beginning after December 15, 2006 will have no impact on the Company’s consolidated financial statements.

SAB 108

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108,, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.”  SAB 108 was issued to provide consistency between how registrants quantify financial statement misstatements.

Historically, there have been two widely-used methods for quantifying the effects of financial statement misstatements.  These methods are referred to as the “roll-over” and “iron curtain” method.  The roll-over method quantifies the amount by which the current year income statement is misstated.  Exclusive reliance on an income statement approach can result in the accumulation of errors on the balance sheet that may not have been material to any individual income statement, but which may misstate one or more balance sheet accounts.  The iron curtain method quantifies the error as the cumulative amount by which the current year balance sheet is misstated.  Exclusive reliance on a balance sheet approach can result in disregarding the effects of errors in the current year income statement that result from the correction of an error existing in previously issued financial statements.  The Company currently uses the roll-over method for quantifying identified financial statement misstatements.

SAB 108 established an approach that requires quantification of financial statement misstatements based on the effects of the misstatement on each of the company’s financial statements and the related financial statement disclosures.  This approach is commonly referred to as the “dual approach” because it requires quantification of errors under both the roll-over and iron curtain methods.

SAB 108 allows registrants to initially apply the dual approach either by (1) retroactively adjusting prior financial statements as if the dual approach had always been used or by (2) recording the cumulative effect of initially applying the dual approach as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings.  Use of this “cumulative effect” transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose.

The Company will initially apply SAB 108 using the retroactive method in connection with the preparation of its annual consolidated financial statements for the year ending December 31, 2006. The initial adoption of SAB 108 will have no adjustments to the consolidated financial statements.

Contractual Obligations

The Company is committed to the following operating lease payments over the next four years:

Year	Equipment	Building	Total
2006	$19,298	$75,667	$94,965
2007	85,396	290,761	376,157
2008	63,699	265,904	329,603
2009	9,747	202,900	212,647
	$178,140	$835,232	$1,013,372

The Company leases its head office in Burnaby, B.C. under a sublease of 10,938 square feet which expires December 30, 2009. The monthly rent is $16,908. The Company also leased 5,938 square feet of office space in Victoria, B.C. with monthly rent of $5,109 which expired on September 30, 2006 and subleases 4,128 square feet of office space in Vancouver, B.C. with monthly rent of $7,000 which expires on September 29, 2008.

Off-Balance Sheet Arrangements

At September 30, 2006, the Company did not have any off-balance sheet arrangements.

Related-party transactions not disclosed elsewhere are as follows:

At September 30, 2006, accounts payable and accrued liabilities included $141,563 (at December 31, 2005 - $400,539) owed by the Company to directors, officers and companies controlled by directors and officers of the Company. These amounts are unsecured, non-interest bearing and payable on demand and consist of unpaid fees and expenses recorded at the exchange amount which is the amount agreed to by the parties.

Other Management Discussion & Analysis Requirements

i.

Additional information relating to the Company, including the Company’s Annual Information Form, is on available on SEDAR at www.sedar.com.

ii.

Share Capital at November 10, 2006

(a)

Authorized:

100,000,000 common shares without par value

50,000,000 preferred shares without par value, non-voting, issuable in one or more series

(c)

Issued

	Number of shares	Amount
Balance, December 31, 2004	20,795,281	$26,230,920
Issued during year for cash:
Private Placements	16,320,819	6,847,840
Options exercised	211,895	86,630
Warrants exercised	2,887,665	1,218,576
Issued for acquisition of subsidiary	1,066,666	469,333
Special Warrants exercised	1,007,151	781,801
Issuance of shares as share issuance costs	186,111	79,000
Fair value of options exercised	-	60,458
Share issuance costs	-	(861,835)

Balance, December 31, 2005	42,475,588	34,912,723

Issued during the period for cash:
Private Placements	600,000	270,000
Issued for settlement of debt	918,525	183,705
Share issuance costs	-	(25,697)

Balance, November 10, 2006	43,994,113	$35,340,731

(c)

Warrants:

At December 31, 2005, and November 10, 2006, the following warrants were outstanding:

December 31, 2005	Granted	Exercised	Expired	November 10, 2006	Exercise price	Expiry date
3,882,875	-	-	3,882,875	-	$0.75	April 28, 2006
226,584	-	-	226,584	-	$0.75	April 29, 2006
86,700	-	-	86,700	-	$0.75	May 20, 2006
2,380,000	-	-	2,380,000	-	$0.55	May 24, 2006
187,500	-	-	-	187,500	$0.50	November 29, 2006
4,481,522	-	-	-	4,481,522	$0.50	November 29, 2006
1,786,999	-	-	-	1,786,999	$0.50	November 30, 2006
125,000	-	-	-	125,000	$0.50	December 13, 2006
946,166	-	-	-	946,166	$0.55	December 31, 2006
2,557,785	-	-	-	2,557,785	$0.55	January 11, 2007
-	300,000	-	-	300,000	$0.50	March 2, 2007
16,661,131	300,000	-	6,576,159	10,384,972

Performance warrants:

On July 14, 2006 the Company issued a convertible debenture for proceeds of $1,600,000, see note 10. Under the terms of the debenture, the Company will issue 2,350,000 ‘under-performance’ warrants if after the second anniversary of the debenture, the Company’s common shares are not trading at greater than $0.45 per share, based on a 30 day weighted average. Each warrant would entitle the holder to acquire one common share at any time up to December 15, 2009 at $0.30 per share.

(d)

Options:

The Company has a stock option plan that was most recently approved at the Company’s annual general meeting of shareholders on May 8, 2006.  Under the terms of the plan, the Company may reserve up to 8,615,118 common shares for issuance under the plan.  The Company has granted stock options under the plan to certain employees, directors, advisors and consultants.  These options are granted for services provided to the Company.  All existing options granted prior to November 25, 2003 expire five years from the date of grant.  All options granted subsequent to November 25, 2003, expire three years from the date of the grant.  All options vest one-third on the date of the grant, one-third on the first anniversary of the date of the grant and one-third on the second anniversary of the date of the grant.  On November 25, 2003, all stock options, along with the Company’s outstanding shares, were consolidated on a 1 new option for 4.5 old basis. During the year ended December 31, 2004, all options outstanding as at December 31, 2003 were repriced to $0.78. For options that were granted prior to the adoption of the fair value based method, the fair value of the award was remeasured at the date of modification, and the full amount of that fair value has been recorded as compensation cost to the extent that vesting has occurred on or before September 30, 2006.

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

A summary of the status of the Company’s stock options at November 10, 2006 and December 31, 2005 (giving retroactive effect to the 2003 share consolidation), and changes during the periods ended on those dates are presented below:

	November 10, 2006		December 31, 2005
	Weighted average		Weighted average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding, beginning of period	5,415,500	$0.67	3,092,334	$0.61
Repriced to $0.45		(0.18)	-	-
Granted	3,953,056	0.29	2,848,396	0.72
Exercised	-	-	(211,895)	0.41
Cancelled	(870,056)	0.52	(313,335)	0.61
Outstanding, end of period	8,498,500	0.39	5,415,500	$0.67

The following table summarizes information about stock options outstanding at November 10, 2006:

	Options Outstanding			Options exercisable
Exercise price	Number outstanding November 10, 2006	Weighted remaining contractual life	Weighted average exercise price	Number exercisable, November 10, 2006	Weighted average exercise price
$0.15	10,000	2.98	$0.15	3334	$0.15
$0.16	500	2.98	$0.16	500	$0.16
$0.17	10,000	2.63	$0.17	3,334	$0.17
$0.18	300,000	2.86	$0.18	100,000	$0.18
$0.19	15,000	2.61	$0.19	5,000	$0.19
$0.20	616,056	2.81	$0.20	205,352	$0.20
$0.21	1,380,000	2.76	$0.21	473,333	$0.21
$0.25	60,000	2.55	$0.25	20,000	$0.25
$0.26	50,000	2.53	$0.26	16,667	$0.26
$0.29	27,000	2.26	$0.29	9,001	$0.29
$0.31	75,000	2.38	$0.31	25,000	$0.31
$0.33	66,666	1.10	$0.33	33,334	$0.33
$0.34	38,333	1.81	$0.34	15,001	$0.34
$0.35	15,333	1.77	$0.35	7,666	$0.35
$0.36	7,110	1.27	$0.36	4,295	$0.36
$0.39	112,000	1.45	$0.39	72,334	$0.39
$0.40	831,367	0.70	$0.40	693,701	$0.40
$0.43	5,500	1.97	$0.43	2,167	$0.43
$0.44	15,000	2.00	$0.44	5,000	$0.44
$0.45	4,863,635	1.36	$0.45	3,327,543	$0.45

	8,498,500	1.72	$0.37	5,022,562	$0.40

The weighted average fair value of employee stock options granted during the period ended November 10, 2006 was $0.12 (2005-$0.74) per share purchase option. The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model using the following average inputs:  volatility - 59% (2005-56%); risk free interest rate - 5% (2005-5%); option term - 3 years (2005-3 years); and dividend yield – nil (2005-nil).  The total compensation expense of $664,480 (2005-$494,261) has been allocated to the expense account associated with each individual employee expense and credited to contributed surplus.

(f)

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

A summary of the status of the Company’s Agents’ Options at November 10, 2006 and December 31, 2005 and changes during the periods ended on those dates is presented below:

	November 10, 2006		December 31, 2005
	Weighted average		Weighted average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding, beginning of period	907,557	$0.45	-	$-
Granted	-	-	907,557	0.45
Exercised	-	-	-	-
Cancelled	-	-	-	-
Outstanding, end of period	907,557	$0.45	907,557	$0.45

The following table summarizes information about agents’ stock options outstanding at November 10, 2006:

                 Options outstanding and exercisable

Exercise price	Number outstanding November 10, 2006	Weighted remaining contractual life	Weighted average exercise price	Number outstanding December 31, 2005	Weighted remaining contractual life	Weighted average exercise price
$0.45	907,557	2.05	$0.45	907,557	2.83	$0.45
	907,557	2.05	$0.45	907,557	2.83	$0.45

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

Contributed surplus

Amount
Balance, December 31, 2004	$1,648,402
Value of options expensed	858,209
Value of options exercised	(60,458)
Value of broker’s options	142,001
Value of warrants issued as commissions	51,548

Balance, December 31, 2005	2,639,702

Value of options expensed	665,094

Balance, November 10, 2006	$3,304,796

