Form 10KSB
period 2006-12-31
Visiphor CORP
filed 2007-03-26
CIK 1088393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________

FORM 10-KSB

_________________

(Mark One)

☒

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file Number: 000-30090

_______________

VISIPHOR CORPORATION
(Name of small business issuer in its charter)

_______________

Canada (State or other jurisdiction of incorporation or organization)	Not Applicable (I.R.S. Employer Identification No.)

Suite 1100 – 4710 Kingsway

Burnaby, British Columbia
V5H 4M2
(Address of principal executive offices) ( Zip Code)

(604) 684-2449
(Issuer's telephone number)

_______________

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Shares, no par value

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

The Issuer’s revenues for its most recent fiscal year were Cdn$6,383,383.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of March 22, 2007, was US$0.066

The number of shares outstanding of each of the Issuer’s classes of equity as of March 22, 2007, was 44,114,775 common shares.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

VISIPHOR CORPORATION

FORM 10-KSB

For the Year Ended December 31, 2006

INDEX

PART I

5

Item 1.  Description of Business.

5

General Overview

6

Products and Services

6

Visiphor Consulting Services

8

Customers and Market Opportunity

8

Markets

8

Competition

9

Biometric Face Recognition and Identification

9

Child Recovery and Identification Software

9

Arrest and Booking Software

9

Intellectual Property Rights

9

Research and Development

10

Sales and Marketing

10

Employees

12

Financial Statements

12

Risk Factors

13

Item 2.

Description of Property

17

Item 3.

Legal Proceedings.

17

Item 4.

Submission of Matters to a Vote of Security Holders.

17

PART II

18

Item 5.

Market for Common Equity and Related Stockholder Matters.

18

Exchange Controls

19

Certain Canadian Federal Income Tax Information for United States Residents

20

Dividends

20

Disposition

20

Recent Sales of Unregistered Securities

21

Small Business Issuer Purchases of Equity Securities

21

Item 6.  Management’s Discussion and Analysis or Plan of Operation

22

About Visiphor

22

Overview

22

The Company’s Business

22

Critical Accounting Polices and Estimates

23

Results of Operations for the three-month period and year ended December 31, 2006 compared to

December 31, 2005:

24

Non-GAAP Operating Cash Flow

24

Revenues

26

Operating Expenses

26

Administration

27

Bad Debt

27

Cost of Materials

27

Interest and Amortization

27

Sales and Marketing

27

Professional Services

27

Technology Development

28

Restructuring Charge

28

Net Loss for the Period

28

Summary of Quarterly Results

29

Liquidity and Capital Resources

29

Differences to Net Income under Canadian and U.S. GAAP

30

Recent Accounting Pronouncements

30

FIN 48

30

EITF No. 06-3

31

FAS 157

31

Staff Accounting Bulletin 108

31

Contractual Obligations

32

Off-Balance Sheet Arrangements

32

Item 7.

Financial Statements.

33

Item 8.

Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

60

Item 8A.Disclosure Controls and Internal Controls Over Financial Reporting.

60

Item 8B. Other Information.

61

Part III

62

Item 9.

Directors, Executive Officers, Promoters and Control Persons, Corporate Governance Compliance

With Section 16(a) of the Exchange Act.

62

Executive Officers and Directors

62

Board of Directors

64

Audit Committee and Audit Committee Financial Expert

64

Code of Ethics

64

Compliance with Section 16(a) of the Exchange Act

64

Item 10. Executive Compensation

65

Compensation of Named Executive Officers

65

Employment Agreements

66

Compensation of Directors

68

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

69

Item 12.  Certain Relationships and Related Transactions, and Director Independence.

71

Item 13. Exhibits.

71

Item 14.  Principal Accountant Fees and Services.

72

NOTE REGARDING FORWARD-LOOKING STATEMENTS

Except for statements of historical fact, certain information contained herein constitutes “forward-looking statements,” within Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  In some cases, you can identify the forward-looking statements by Visiphor Corporation’s (“Visiphor” or the “Company”) use of the words such as “may,” “will,” “should,” “could,” “expect,” “plan,” “estimate,” “predict,” “potential,” “continue,” “believe,” “anticipate,” “intend,” “expect,” or the negative or other variations of these words, or other comparable words or phrases.  Forward-looking statements in this Annual Report include, but are not limited to: the Company’s expectation that revenues will increase during the first two quarters of 2007 when compared to those of 2006 and that such revenues will continue to increase in the future as newly developed products and solutions continue to gain increasing customer acceptance; management’s belief that increased revenues achieved as a result of the sale of products will more than offset increased technology development costs; the Company’s ability to achieve significant growth in the U.S.; that increased investment in technology advances will result in the Company’s future success; the Company’s ability to fund its operations in the future resulting from new orders; new contracts to be entered into the near future; the Company’s future operating expense levels; and the Company’s ability to achieve break-even operations on an operating cash flow basis during the first three months of 2007.

Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results or achievements of the Company to be materially different from any future results or achievements of the Company expressed or implied by such forward-looking statements.  Such factors include, but are not limited to the following: the Company’s limited operating history; the Company’s need for additional financing; the Company’s history of losses; risks involving new product development; competition; the Company’s dependence on key personnel; risks involving lengthy sales cycles; dependence on marketing relationships; the Company’s ability to protect its intellectual property rights; risks associated with exchange rate fluctuations; risks of software defects; risks associated with product liability; the potential additional disclosure requirements for trades involving the issued common shares; the difficulty of enforcing civil liabilities against the Company or its Directors or officers under United States federal securities laws; the volatility of the Company’s share price; risks associated with certain shareholders’ exercising control over certain matters; the Company’s reduction in staff levels; and the other risks and uncertainties described in Exhibit 99.1 to this Annual Report.

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

CURRENCY AND EXCHANGE RATES

The following table sets forth, for each period presented, the exchange rates at the end of such period, the average of the exchange rates on the last day of each month during such period and the high and low exchange rates during such period for one (1) Canadian dollar expressed in terms of one (1) United States dollar:

	2006	2005	2004	2003	2002
Period End	0.8674	0.8579	0.8310	0.7738	0.6329
Average for Period	0.8816	0.8260	0.7719	0.7205	0.6370
High	0.9015	0.8690	0.8493	0.7749	0.6656
Low	0.8641	0.7872	0.7158	0.6329	0.6175

Exchange rates are based upon the noon buying rate in New York City for cable transfers in foreign currencies as certified for customs purposes by the Federal Reserve Bank of New York.  The noon rate of exchange on March 23, 2007 as reported by the United States Federal Reserve Bank of New York for the conversion of Canadian dollars into United States dollars was Cdn$1.00 = US$0.864.  The Company prepares its financial statements in Canadian Dollars.  Unless otherwise indicated in this Annual Report, all references herein are to Canadian Dollars.

PART I

Item 1.  Description of Business.

Visiphor is a software product and consulting services Company that is in the business of helping enterprises by “connecting what matters”. The Company specializes in the development and deployment of solutions to the problem of integrating disparate business processes and databases. In so doing, the Company has developed a number of sophisticated products and specialized consulting skills. These have allowed Visiphor to gain industry recognition as a leader in providing advanced solutions to the “data disparity” problem that permeates the law enforcement, security, health care and financial services industries.

Visiphor provides solutions for:

•

Enterprise Information Integration (EII),

•

Data Migration via Extract, Transform and Load (ETL),

•

Enterprise Application Integration (EAI), and

•

Business Process Workflow Integration.

Visiphor’s software products consist of servers and applications that produce one-time software licensing revenues and recurring support revenues. The Company’s consulting services are highly specialized and focus on facilitating the solution to business integration related problems.

Visiphor develops and markets software products that simplify, accelerate, and economize the process of connecting existing, disparate databases. The Company’s technologies enable information owners to share data securely with internal line of business applications and external stakeholders and business partners using any combination of text or imagery. This includes searching disconnected data repositories for information about an individual using only a facial image. This allows organizations to quickly create regional information sharing networks using any combination of text or imagery.

In addition to a suite of data sharing and integration products, Visiphor also has an award winning consulting team, Visiphor Consulting Services (“VCS”), that can provide services to organizations ranging from business process management support, development of an integration strategic plan, through to the design, development and implementation of a complete data sharing and integration solution for any combination of internal applications integration, business partner integration, process automation or workflow.

Using industry standard Web services, XML and Application Integration tools like Microsoft Biztalk® Server and Visiphor’s own Briyante Integration Environment (“BIE”); Visiphor delivers an economical approach to the design and implementation of reliable, real-time application interoperability.

Production deployments of the Company’s core integration technology — the Briyante Integration Environment — have demonstrated reductions in the time and risk associated with implementing and supporting federated access to physically and technologically disparate computers. The Company believes the broad ranging applicability of BIE into a variety of vertical markets such as health care, financial services, government services and telecommunications has been demonstrated by recent, successful deployments in the United States.

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

In November 2005, Visiphor acquired the integration consulting firm Sunaptic Solutions Inc (“Sunaptic”), which had an extensive collection of customer projects in the business integration area including a significant business process management practice.  The Sunaptic organization has provided a significant contribution of technical expertise in the design, development and implementation of data sharing and integration solutions. Sunaptic also had an extensive client list that included several regional health authorities in British Columbia, Canada. With the acquisition of Sunaptic, the Company expanded its ability to offer a powerful set of products and services facilitating enterprise-level data, process, and application integration.

Today, Visiphor offers a product and services suite that facilitates the rapid integration of dissimilar information systems, enabling comprehensive access to sources of critical data without compromising the originating data-owner’s security protocols or requiring modifications to legacy systems. This ability to access external databases amplifies the power and range of the Company’s recognition and digital image matching technologies—technology that provides time and resource-saving tools for criminal investigations, surveillance, and security.

Combined, the Company’s core technologies bridge the gap between islands of disparate data, facilitating access to comprehensive information about persons of interest using any combination of text or imagery. The full set of capabilities in the Company allows Visiphor to offer a broad complement of integration solutions addressing a wide range of business process and integration problems.

General Overview

Visiphor develops and markets robust software technologies and Professional Services for information sharing and biometric identification.

Products and Services

Briyante Integration Environment

Visiphor’s products include a standards-based data integration toolkit, known as the Briyante Integration Environment or BIE. BIE is an advanced paradigm-shifting approach to the problem of disparate data integration and system interoperability. Classified as middleware software, BIE consists of a development toolkit and server: the Briyante Design Studio and the Briyante Integration Server, respectively. These elements work together to enable Visiphor, its business partners, and the Company’s clients to architect and deploy data sharing solutions quickly and easily.

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

BIE offers the following benefits:

•

Allowing developers to leverage new code along with pre-existing logic to build true composite applications;

•

Ensuring that customers and users can sidestep many of the typical challenges associated with data integration;

•

Reducing the complexity of political negotiations over data sharing by enabling extremely rapid implementation of governance decisions (typically measured in hours and days);

•

Allowing organizations to initiate the data sharing process with agreement on relatively few data elements, proving the concept and building trust between sharing partners; and

•

Iterating the delivery of the system one organization or one system at a time, allowing participants to realize political “wins” without exposing themselves to significant risk.

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

Visiphor Consulting Services

With the acquisition of Sunaptic, Visiphor created a Consulting Services Division that can provide services to organizations ranging from business process management support and development of an integration strategic plan, through to the design, development and implementation of a complete data sharing and integration solution for any combination of internal applications integration, business partner integration, process automation or workflow. Using industry standard Web Services, XML and Application Integration tools like Microsoft Biztalk® Server and Visiphor’s own BIE, Visiphor delivers an economical approach to the design and implementation of reliable, real-time application interoperability.

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

The merger with Briyante in November of 2003 brought a powerful capability to Visiphor and its customers. The Company can rapidly and cost-effectively deliver data integration and unified query solutions—incorporating these core capabilities with facial recognition and image matching when necessary—to address legislated market needs and priorities. The further acquisition of Sunaptic extended the Company’s capabilities to provide complete, end-to-end integration solutions that utilize both its own proprietary technology platforms and those of its partners.

The Company believes that a particularly significant opportunity exists for it to deliver information sharing systems between state and regional law enforcement agencies. The following statistics, assembled from various third-party sources support this assertion:

•

There are more than 45,000 police departments, courts, correctional institutions, national security agencies, district attorney, and prosecution offices in the United States. Of this, approximately 6,500 are large enough (more than 50 employees) such that an integrated justice solution would be beneficial to their operations (http://www.ojp.usdoj.gov/bjs/welcome.html)

•

Thirty-one percent of local police departments and 34% of sheriffs' offices used computers for inter-agency information sharing in 2003. This includes more than half of all local departments serving 25,000 or more residents, and more than half of all sheriffs' offices serving 250,000 or more residents. (US Department of Justice - Bureau of Justice Statistics;

 http://www.ojp.usdoj.gov/bjs/sandlle.htm#computers)

•

 In 2003, 55% of local police departments and 58% of sheriffs' offices used paper reports as the primary means to transmit criminal incident field data to a central information system, down from 86% and 87%, respectively in 1997. During the same time period, use of computer and data devices for this purpose increased from 9% to 38% in local police departments and from 7% to 33% in sheriffs' offices.

(US Department of Justice - Bureau of Justice Statistics; http://www.ojp.usdoj.gov/bjs/sandlle.htm)

•

Gartner Forecast: AIM and Portal Software, Worldwide, 2005-2010 - March 2006.  The application integration and middleware and portal market for license revenue is preliminarily estimated to have grown 2.9 percent to more than $6.4 billion in 2005. By 2010, the market is expected to grow to $7.3 billion, with a five-year compound annual growth rate of 2.6 percent.

•

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

Competition

Disparate Data Integration and System Interoperability

While there is no current market leader providing XML-based middleware technology to law enforcement, several vendors have solutions that compete with the BIE. They include Crossflow Systems, Inc. of San Diego, CA, Thinkstream, Inc. of Tigard, OR, Metatomix of Waltham, MS, and IBM WebSphere system integrators. Visiphor also competes with existing point-to-point system integration companies and firms advocating proprietary data warehousing solutions. The Company believes that both of these approaches are falling out of favor because they are costly and inefficient.

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

Child Recovery and Identification Software

Visiphor believes that it is the only vendor to combine face recognition and scene/image analysis functionality into a full suite of child identification, investigation, and recovery products. While Paris-based LTU Technologies competes with Visiphor’s scene recognition capabilities, at present this vendor does not have any face recognition capabilities within its product. Furthermore, the Company believes that the installation at the NCS, now known as SOCA, represents the world’s largest repository of child abuse imagery, and each image has been encoded using Visiphor’s proprietary technology. The Company believes future deployments in subsequent countries will benefit from the work already performed by the NCS.

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

As part of its confidentiality procedures, the Company generally enters into nondisclosure and confidentiality agreements with each of its key employees, consultants, and business partners and limits access to and distribution of its technology, documentation, and other proprietary information.  In particular, the Company has entered into non-disclosure agreements with each of its employees and business partners.  The terms of the employee non-disclosure agreements include provisions requiring assignment to the Company of employee inventions.  In addition, the Company’s source code for its software products is maintained in a controlled environment within the technology and development group.  For security purposes, a copy of the source code is maintained in lock-boxes at banks in Burnaby, British Columbia.  There can be no assurance that the Company’s efforts to protect its intellectual property rights will be successful.  Despite the Company’s efforts to protect its intellectual property rights, unauthorized third parties (including competitors) may, from time to time, copy or reverse engineer certain portions of the Company’s technology and use such information to create competitive products.

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

As of December 31, 2006, the Company’s research and development staff consisted of twenty-three (23) employees, all of whom were located in the province of British Columbia.

During the fiscal years ended December 31, 2006 and December 31, 2005, the Company’s total expenditures for research and development (technology development in the consolidated financial statements) were $1,773,875 and $1,745,715, respectively.  Management believes that timely and continuing product development is critical to the Company’s success and plans to continue to allocate significant resources to product development.

Sales and Marketing

Sales Strategy

Visiphor employs multiple sales and distribution channels to effectively penetrate markets including:

•

Direct Sales Force (to identify and develop client opportunities, business partners and strategic relationships);

•

Strategic Business Partnerships; and

•

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

Visiphor’s business partnerships include Microsoft Corp.; SRA Orion Systems; Abbey Group, Hunter Research Inc.; Forensic Logic Inc.; and Tiburon Inc. (formerly CompuDyne Public Safety), CopLink and Total Computer Group..

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

Marketing Strategy

The Company’s primary sales and marketing strategy encompasses the following:

•

Visiphor engages with strong systems integrators already entrenched in their respective regions, ensuring they are trained on the Company’s software (features/functionality) while providing them the necessary tools to sell and support the end-user environment. The initial focus for the Company is on partners involved in state and local government public safety and law enforcement agencies.  The Company is also in discussions with a few partner prospects about expanding its products and services into other market verticals outside of justice and public safety.  There can be no assurance, however, that these discussions will result in agreements with such parties on terms acceptable to Visiphor.

•

The Company aims to get closer to technical contacts inside of each government level, including local, county, state, and federal to better understand what they need and how Visiphor can provide a rapid iteration of data-sharing via “pilot projects and/or proof of concept” proposals.  If the Company can prove the ease of use, show the software’s viability and cost effectiveness, and demonstrate the real-time benefits to having access to the information, the Company may be able to shorten the sales timeline and push sales through the cycle.

•

The Company engages in projects where the need for data-sharing has already been identified, perhaps initiated in an RFI or RFP and where the Briyante tools will encourage rapidly deployed solutions to their data sharing problems.

•

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

•

Identifying best-in-class application vendor partners that need Visiphor’s ability to rapidly deploy data sharing infrastructure to enhance their application’s effectiveness;

•

Using strategic partners to expand into new markets, including financial services and healthcare; and

•

Increasing global visibility by expanding its network of business partners.

Current Position

The Company believes it has made significant progress in completing the groundwork necessary to achieve its growth plans. Specifically, the following elements are in place:

•

The Company has several complementary products and technologies and an expanding network of business partners ready to pursue opportunities as they arise.

•

The Company believes that it has established its position as a leading provider of software to the law enforcement market. This includes information sharing, identification technologies, and child protection.

•

The Company has completed and continues to expand on implementations of large scale workflow automation solutions and has established a track record for delivering these types of solutions,

•

The Company believes that its biometric identification technology is recognized as a market leader in face recognition and identification.

•

Visiphor facial recognition software has been successfully installed at a number of law enforcement agencies and achieved success in identifying offenders and suspects.

•

The Company believes it can leverage the success of its ChildBase application and relationship with a United Kingdom national police agency to promote other child identification and law enforcement applications.

•

Excellent customer references have been established, including the King County Sheriff’s Office, Charlotte Mecklenburg Police Department, Contra Costa County, and over 30 police departments and sheriff’s offices in Alameda County, California – the largest digital imaging system on the West Coast.

•

Visiphor’s products are available both as complete applications and as a series of components delivered within a software development kit that can be easily integrated into other products. Ease of integration ensures that new applications can be developed quickly to adapt to changing market needs.

•

The Company has the consulting expertise and scale to take on larger more demanding integration initiatives with customers either directly or through business partners.

Employees

As of December 31, 2006, the Company had 55 employees of which 47 were full-time employees and 8 were contract staff. There were 23 employees in research and development, 5 employees in sales and marketing, 6 employees in customer support, 10 in consulting services, and 11 in management finance and administration.  The Company’s success will depend in large part on its ability to attract and retain skilled and experienced employees. None of the Company’s employees are covered by a collective bargaining agreement, and the Company believes that its employee relations are good.   See “Risk Factors – Dependence on Key Personnel.”

Financial Statements

The Company’s financial statements are prepared in accordance with generally accepted accounting principles of Canada (“Canadian GAAP”) and Note 20 to the financial statements includes a reconciliation of the Company’s financial information from Canadian GAAP to generally accepted accounting principles of the United States (“U.S. GAAP”) and a discussion of the differences between Canadian GAAP and U.S. GAAP that affect the Company and its financial statements.

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

History of Losses; Ability to Continue as a Going Concern

The Company commenced operations in March 1998. The Company incurred net losses of $6,678,371 and $6,631,656 in the years ended December 31, 2006 and December 31, 2005, respectively.  The Company has never been profitable and there can be no assurance that, in the future, the Company will be profitable on a quarterly or annual basis.

The Report of the Independent Registered Chartered Accountants on the Company’s December 31, 2006 Financial Statements includes an explanatory paragraph that indicates the financial statements are affected by conditions and events that cast substantial doubt on the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Need for Additional Financing

The Company believes it currently has cash sufficient to fund its operations through to April 30, 2007.  The Company also has accounts receivable and has received orders that if completed will generate cash sufficient to fund its operations through June 30, 2007. Management believes that the revenues from the Company’s sales will be sufficient to fund its consolidated operations through to June, 2007. If the accounts receivable are not collected, certain of the contracts are not completed, or the expected sales are not received, the Company may need to raise additional funds through private placements of its securities or seek other forms of financing during the 2007 financial year. There can be no assurance that such financing will be available to the Company on terms acceptable to it, if at all. Failure to obtain adequate financing if necessary could result in significant delays in development of new products and a substantial curtailment of Visiphor’s operations. If the Company’s operations are substantially curtailed, it may have difficulty fulfilling its current and future contractual obligations.

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

Reduction in Staff Levels

During the fiscal year ended December 31, 2006, the Company reduced its staff levels from approximately 100 to 55 employees.  There have been and may continue to be substantial costs associated with this staff level reduction related to severance and other employee-related costs and the Company’s streamlining efforts may yield unanticipated consequences, such as attrition beyond its planned reduction in staff levels.  This workforce reduction has placed an increased burden on the Company’s administrative, operational and financial resources and has resulted in increased responsibilities for each of its management personnel.  As a result, the Company’s ability to respond to unexpected challenges may be impaired and it may be unable to take advantage of new opportunities.

In addition, many of the employees who were terminated possessed specific knowledge or expertise, and that knowledge or expertise may prove to have been important to the Company’s operations.  In that case, their absence may create significant difficulties.  Further, the reduction in staff levels may reduce employee morale and may create concern among potential and existing employees about job security at the Company, which may lead to difficulty in hiring and increased turnover in its current workforce, and divert management’s attention.  In addition, this headcount reduction may subject costs to it and could divert management’s time and attention away from business operations.  Any failure by the Company to properly manage this rapid change in workforce could impair its ability to efficiently manage its business to maintain and develop important relationships with third parties and to attract and retain customers.  It could also cause the Company to incur higher operating costs and delays in the execution of its business plan or in the reporting or tracking of its financial results.

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

Certain of the Company’s competitors have substantially greater financial, technical, marketing and distribution resources than the Company. As a result, they may be able to respond more quickly to new or emerging technologies and changing customer requirements, or to devote greater resources to the development and distribution of existing products. There can be no assurance that the Company will be able to compete successfully against current or future competitors or alliances of such competitors, or that competitive pressures faced by it will not materially adversely affect its business, financial condition, operating results and cash flows.  See also “Item 1 – Description of Business – Competition.”

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

In addition, because third parties may attempt to develop similar technologies independently, the Company expects that software product developers will be increasingly subject to infringement claims as the number of products and competitors in the Company’s industry segments grow and the functionality of products in different industry segments overlap. There can be no assurance that third parties will not bring infringement claims (or claims for indemnification resulting from infringement claims) against the Company with respect to copyrights, trademarks, patents and other proprietary rights. Any such claims, whether with or without merit, could be time consuming, result in costly litigation and diversion of resources, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company or at all. A claim of product infringement against the Company and failure or inability of the Company to license the infringed or similar technology could have a material adverse effect on its business, financial condition, operating results and cash flows.

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

Certain Shareholders May Exercise Control over Matters Voted Upon by the Company's Shareholders

Certain of the Company’s officers, Directors and entities affiliated with the Company together beneficially owned a significant portion of the Company’s outstanding common shares as of December 31, 2006. While these shareholders do not hold a majority of the Company’s outstanding common shares, they will be able to exercise significant influence over matters requiring shareholder approval, including the election of Directors and the approval of mergers, consolidations and sales of the Company’s assets. This may prevent or discourage tender offers for the Company’s common shares.

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

Material weaknesses related to the operational ineffectiveness of internal control over financial reporting at December 31, 2006 that could impact our ability to report our results of operations and financial condition accurately.

We have identified material weakness in the operational effectiveness of our internal control over financial reporting as at December 31, 2006. See the Controls and Procedures section of this report. We continue to identify, develop and implement remedial measures and compensating procedures to address these material weaknesses.  These material weaknesses, unless addressed, could potentially result in accounting errors as discussed in the Controls and Procedures sections of this report.

Item 2.  Description of Property.

The Company’s head office in Burnaby, B.C. leases space under a sublease of 10,938 square feet which expires December 30, 2009. The monthly rent is $16,908. The Vancouver space has been sublet to another company for monthly rent of $7,000 commencing on March 1, 2007 and expiring on September 29, 2008.

Item 3.  Legal Proceedings.

The Company is not a party to any legal proceedings as of the date of this report, the adverse outcome of which in management’s opinion, individually or in the aggregate, would have a material effect on the Company’s results of operations or financial position.

Item 4.

Submission of Matters to a Vote of Security Holders.

During the quarter ended December 31, 2006, there were no matters submitted to a vote of the Company’s security holders.

.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

The Company’s common shares, no par value, began trading on the TSX Venture Exchange under the symbol “CAP” on September 29, 1998.  The Company changed its symbol to “NAB” on February 25, 1999, and changed its symbol to “WSI” following its consolidation of its share capital on November 26, 2003.  On July 6, 2005, the Company changed its symbol to “VIS” following its change of name. The table below sets forth the reported high and low sales prices for the Company’s common shares for the quarterly periods ended from March 31, 2005 to December 31, 2006 (as reported on the TSX Venture Exchange). The last reported closing price of the Company’s common shares on the TSX Venture Exchange on March 22, 2007 was $0.085.

	High	Low
2005
March 31, 2005	$0.43	$0.35
June 30, 2005	$0.93	$0.52
September 30, 2005	$0.73	$0.41
December 31, 2005	$0.50	$0.34

2006
March 31, 2006	$0.44	$0.29
June 30, 2006	$0.33	$0.16
September 30, 2006	$0.23	$0.14
December 31, 2006	$0.20	$0.09

The Company’s common shares were also quoted on the OTCBB, under the symbol “IGSTF.OB”.  On November 26, 2003, following its consolidation of its share capital, the Company changed its symbol to “IMTIF” and on July 6, 2005, the Company changed its symbol to “VISRF” following its change of name. The table below sets forth the reported high and low bid prices for the Company’s common shares on the OTCBB for the quarterly periods ended March 31, 2005 to December 31, 2006.  These OTCBB quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.  On March 22, 2007, the closing price of the Company’s common shares on the OTCBB was US$0.085.

	High (U.S.)	Low (U.S.)
2005
March 31, 2005	$0.42	$0.24
June 30, 2005	$0.75	$0.30
September 30, 2005	$0.65	$0.34
December 31, 2005	$0.51	$0.27

2006
March 31, 2006	$0.38	$0.23
June 30, 2006	$0.29	$0.12
September 30, 2006	$0.22	$0.13
December 31, 2006	$0.19	$0.06

As of March 22, 2007, there were 95 holders of record based on the records of the Company’s transfer agent.  This number does not include beneficial owners of the Company’s common shares whose shares are held in the names of various securities brokers, dealers and registered clearing agencies.

The Company has never paid dividends on its common shares and does not intend to pay dividends on its common shares in the foreseeable future.  The Board of Directors (the “Board”) of the Company intends to retain any earnings to provide funds for the operation and expansion of the Company’s business.  See “Item 6—Management’s Discussion and Analysis.”

Equity Compensation Plan Information as of December 31, 2006
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plan approved by security holders	8,292,500	$0.32	322,618
Equity compensation plans not approved by security holders	N/A	N/A	N/A
	8,292,500	$0.32	322,618

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

A non-Canadian would acquire control of the Company for the purposes of the ICA if the non-Canadian acquired a majority of the Company’s common shares. The acquisition of less than a majority but more than one-third of the common shares would be presumed to be an acquisition of control of Visiphor unless it could be established that, on the acquisition, Visiphor was not controlled in fact by the acquirer through the ownership of the common shares.

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

•

the investment was a direct investment to acquire control of the Company and the value of the Company’s assets, as determined in accordance with the regulations promulgated under the ICA, was not less than a specified amount, which for 2006 is $265 million and 2007 will be 281 million,

•

the investment was an indirect investment in the Company and the value of the Company’s assets, as determined in accordance with the regulations promulgated under the ICA, was not less than $265 million (for 2006) and comprised more than 50% of the value of the assets of all entities whose control had been acquired in the international transaction, or

•

the Company (i) engages in the production of uranium or owns an interest in a producing uranium property in Canada, (ii) provides any financial service, (iii) provides any transportation service, or (iv) is a cultural business.

Certain transactions relating to the Company’s common shares would be exempt from the ICA, including:

•

an acquisition of the Company’s common shares by a person in the ordinary course of that person’s business as a trader or dealer in securities, and

•

an acquisition of control of the Company in connection with the realization of security granted for a loan or other financial assistance and not for a purpose related to the provisions of the ICA, and an acquisition of control of the Company by reason of an amalgamation, merger, consolidation or corporate reorganization following which the ultimate direct or indirect control in fact of the Company, through the ownership of the common shares, remained unchanged.

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

Dividends

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

Small Business Issuer Purchases of Equity Securities

During the quarter ended December 31, 2006, there were no purchases of equity securities affected by the Company or any affiliated purchasers.

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

In addition to a suite of data sharing and integration products, Visiphor also has a premier consulting team, Visiphor Consulting Services, that can provide services to organizations ranging from business process management support, development of an integration strategic plan, through to the design, development and implementation of a complete data sharing and integration solution for any combination of internal applications integration, business partner integration, process automation or workflow.

Overview

The Company’s Business

The Company derives a substantial portion of its revenues, and it expects to derive a substantial portion of its revenues in the near future, from sales of its software and services to a limited number of customers, and from the consulting segment of the business. Additional revenues are achieved through the implementation and customization of software as well as from the support, training, and ongoing maintenance that results from each software sale and from consulting services revenues. The Company’s success will depend significantly upon the timing and size of future purchase orders from its largest customers as well as from the ability to maintain relationships with its existing customer base.

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

Results of Operations for the three-month period and year ended December 31, 2006 compared to December 31, 2005:

Non-GAAP Operating Cash Flow

The Company presents income excluding non-cash items and one-time unusual expenses which is a supplemental financial measure that is not required by, or presented in accordance with, generally accepted accounting principles. The Company presents income excluding non-cash items and one-time unusual expenses because the Company considers it an important supplemental measure of its operations as it provides an indicator of the Company’s progress towards achieving a cash flow from revenues that is equal to or greater than the cash expense level, and it enhances period-to-period comparability of the cash flow of the Company’s operations. This non-GAAP financial measure may not be comparable to the calculation of similar measures reported by other companies. This measure has limitations as an analytical tool. It should not be considered in isolation, as an alternative to, or more meaningful than financial measures calculated and reported in accordance with GAAP. It should not be considered as an alternative to cash flow from operations determined in accordance with GAAP. Included below is a reconciliation of income excluding non-cash items and one-time unusual expenses, a non-GAAP financial measure, to cash flow used for operations, the most directly comparable financial measure calculated and reported in accordance with GAAP.

	Three months ended December 31,		Year ended December 31,
	2006	2005	2006	2005

Loss for the period	$(1,221,734)	(1,964,380)	$(6,678,371)	$(6,631,656)
Items not involving cash:
Amortization	321,620	528,051	1,850,535	1,716,746
Stock-based compensation	133,250	169,236	797,730	858,209
Accretion of convertible debenture	22,724	-	40,860	-
Deferred financing costs expensed	6,113	-	11,206	-
Write-down of doubtful accounts	86,301	-	86,301	-
Foreign exchange adjustment on loan payable	19,080	-	19,080	-
Changes in non-cash operating working capital:
Accounts receivable	(513,403)	83,429	252,848	(517,342)
Accrued revenue receivable	68,476	(13,157)	100,910	(13,157)
Prepaid expenses and deposit	49,637	(117,615)	133,677	(191,246)
Accounts payable and accrued liabilities	706,857	(472,854)	633,178	9,356
Deferred revenue	65,747	(31,995)	149,798	77,886
Cash used for operations	(255,332)	(1,819,286)	(2,602,248)	(4,691,204)
Excluded from non-GAAP measure
Changes in non-cash operating working capital:
Accounts receivable	513,403	(83,429)	(252,848)	517,342
Accrued revenue receivable	(68,476)	13,157	(100,910)	13,157
Prepaid expenses and deposit	(49,637)	117,615	(133,677)	191,246
Accounts payable and accrued liabilities	(706,857)	472,854	(633,178)	(9,356)
Deferred revenue	(65,747)	31,995	(149,798)	(77,886)
Included in non-GAAP measure
Restructuring charge	-	-	(102,462)	-
Non-GAAP operating cash flow	$(632,646)	(1,267,093)	(3,975,121)	(4,056,701)

Based on the non-GAAP financial measure the Company’s revenues generated or will generate $3,975,121 less cash than its expenses required for the year ended December 31, 2006, which is $81,580 or 2% more than for the year ended December 31, 2005. The Company’s revenues generated or will generate $632,646 less cash than its expenses required for the three month period ended December 31, 2006, which is $634,447 or 50% more than for the three month period ended December 31, 2005. The Company is working towards an immediate goal of achieving a positive cash flow from its operations based on this non-GAAP financial measure and expects to achieve this goal by the end of the first quarter of 2007.

As part of the Company’s commitment to achieving a positive cash flow from its operations based on the non-GAAP financial measure by the end of the first quarter of 2007, subsequent to December 31, 2006 the Company has continued its plan of reducing its monthly cash operating expenses.  The cost reductions have been achieved through a consolidation of the Vancouver and Burnaby, B.C. offices into the Burnaby head office location; changes to the executive compensation structure; general cost saving measures; and a lay-off of staff. The lay-off of staff in November 2006, consisted of 16 full-time staff members representing 20% of the Company’s employees, of which three have been subsequently recalled to work due to increasing sales volumes.

Revenues

Visiphor’s total revenues for the three-month period ended December 31, 2006 were $1,458,707, which is 36% greater than the prior year level of $1,076,312. The year-to-date revenues increased 92% to $6,383,383 over the prior year level of $3,330,141. The increase is due to increased consulting services revenues as a result of the acquisition of Sunaptic in November of 2005 and increased services revenues from the installation of software products sold in prior periods.

Software Licensing and Related Services revenues were $422,338 for the three month period ended December 31, 2006 compared to the prior year’s level of $308,076, an increase of 37%. Software Licensing and Related Services revenues were $1,358,473 for the year compared to the prior year’s level of $2,291,730, a decrease of 41%. The decreased software licensing and related services revenues were primarily due to lower sales volumes combined with delays in customer delivery acceptance schedules and are expected to increase in subsequent periods as deliveries are completed.

Professional services revenues for the three-month period ended December 31, 2006 were $812,070 as compared to $580,629 in 2005. Professional services revenues for the year ended December 31, 2006 were $4,211,611 as compared to $580,629 in 2005. The comparative figure from 2005 only represented the amount recognized after the November 19th, 2005 acquisition of Sunaptic.

Support revenue for the three-month period ended December 31, 2006 was 12% lower at $90,471 compared to $102,286 for 2005. Support revenue year-to-date was 18% higher at $435,165 than the prior year level of $368,377.

As of March 8, 2007, Visiphor had work in process and contracted orders totalling approximately $3.1 million that are not recorded in the financial statements as at December 31, 2006. Consequently, Visiphor expects that revenues will increase during 2007 and will continue to increase as the Company’s current and newly developed products and solutions continue to gain increasing customer acceptance. The Company has been attracting new business opportunities in the U.S. market and anticipates significant growth in the U.S. There can be no assurance; however, that such future revenue or future growth will materialize or if such revenue or future growth does materialize that it will be significant.

Other revenues for the three-month period ended December 31, 2006 were $133,828, whereas other revenues of $85,321 were earned in the prior year. Other revenues year-to-date was $378,134 compared to $89,004 for 2005. The increase was primarily due to revenue earned in 2006 of $166,512 through a contract where a sub-contractor is providing the services, and $47,400 from the resale of third party software.  The costs associated with these revenues are included in cost of materials.

Operating Expenses

Operating expenses totalled $2,680,441 for the three-month period ended December 31, 2006, which is 12% less than the 2005 operating expenses of $3,040,691 for the same period. The decreased costs were primarily due to the reduction of the salary expenses during the quarter.

Operating expenses totalled $13,061,754 for the year ended December 31, 2006, which is 31% greater than the 2005 operating expenses of $9,961,797.  Professional Services was the major factor contributing to the increase in overall operating expenses. The consulting area within Professional Services was created in late 2005 as a result of the acquisition of Sunaptic. Professional Services expenses increased $3,251,492 or 268% due to having consulting expenses, primarily wages, for an entire year as compared to 2005 when the Company had only recorded two months of similar expenses. Sales and marketing costs increased due to additional sales staff being hired. This was offset slightly by a reduction in the Company’s marketing staff costs. Administration costs decreased 7% this year as the Company’s effort to manage overall cost has been effective.

Staff levels decreased from 100 employees at January 1, 2006 to 55 at December 31, 2006. In January 2006, through the integration process with Sunaptic, the Company was able to streamline its operations and achieve operational efficiencies that allowed it to eliminate 16 full-time employee positions. The Company recorded a restructuring charge of $102,462 during the first quarter of 2006 for severance costs associated with the staff reductions. The Company also laid-off staff in the second and fourth quarters in order to achieve its goal of reducing expenses so that the Company can achieve break even operations for 2007.

The Company continued to improve its operational efficiencies during 2006, including closing its Victoria, B.C. office and consolidating the Victoria operations into the Burnaby, B.C. head office.  During 2006 and subsequent to December 31, 2006, the Company consolidated its Vancouver and Burnaby, B.C. offices into the Burnaby head office location; changed its executive compensation structure and implemented general cost saving measures.

Administration

Administrative costs for the three-month period ended December 31, 2006 were $548,816, which is 18% lower than for 2005 administrative costs of $665,082. Administrative costs include staff salaries and related benefits and travel, consulting and professional fees, facility and support costs, shareholder, regulatory and investor relations costs.

Administrative costs for the year ended December 31, 2006 were $2,587,779, which is 7% lower than administrative costs for 2005 of $2,781,853.  The decrease was primarily due to overall cost management.

Bad Debt

There was no bad debt recorded for the three-month period ended December 31, 2006 compared with $27,822 in the same period in 2005. For the year ended December 31, 2006, bad debts were $86,301 compared with $70,623 in the same period in 2005.  Bad debts in both periods are due to write-offs of an individual account for each year from customers that have defaulted on payment of their accounts or their accounts were considered uncollectible.

Cost of Materials

Cost of materials for the three-month period ended December 31, 2006 was $180,432 compared to $42,905 for 2005. The costs for the year ended December 31, 2006 were $352,142 and $66,005 in 2005. This cost includes approximately $121,000 for sub-contracted services required for the security assessments for the King County RAIN project and for software purchased for resale to other customers.

Interest and Amortization

Interest expense increased 83% to $126,167 for the three-month period ended December 31, 2006 compared with the same three-month period in 2005 of $42,905. For the year ended December 31, 2006, interest expense increased by 321% to $294,055 compared to $69,907 in 2005. The increases in both periods are primarily due to the interest expense on the convertible debenture and interest on the loans payable. Interest expense is expected to increase again in 2007 due to interest on the convertible debenture.

The amortization expense decreased by 39% for the three-month period ended December 31, 2006 to $321,620 compared to $528,051 in 2005. For the year ended December 31, 2006, amortization expense increased 8% to $1,850,535 compared to $1,716,746 in 2005. The increase for the year is related to technology equipment acquired during latter 2005 and during 2006. The decrease in the fourth quarter is due to the approximately $90,000 per month Briyante acquisition amortization expiring in November 2006. Amortization expense for 2007 is expected to be substantially lower than in 2006 due to the majority of the Company’s intangible assets having been fully amortized during 2006.

Sales and Marketing

Sales and marketing expenses for the three-month period ended December 31, 2006 were $264,241 compared to $565,098 for 2005, which represents a 53% decrease.  Overall, the expenses related to sales and marketing decreased for the quarter as the Company continued to concentrate on building sales and relationships rather than on general marketing activities.

Sales and marketing expenses for the year ended December 31, 2006 decrease 14% to $1,537,207 compared to $1,790,258 in 2005. As part of the Company’s overall cost-cutting efforts, there were reductions to the marketing salary expenses and general marketing activities for the year.

Professional Services

Costs for professional services group for the three-month period ended December 31, 2006 were $817,938, which is a 39% increase compared to costs of $587,802 in 2005. The increase is primarily due to the creation of the Consulting Services Division which was created after the acquisition of Sunaptic in November of 2005.

Costs for professional services group for the year ended December 31, 2006 were $4,464,292 which is 268% greater than costs for the Professional Services group of $1,212,800 in 2005. The increased costs include $3,612,240 due to the addition of the Consulting Services Division through the Sunaptic acquisition, which was partially offset by limited staff reduction in the non-consulting area of professional services.

Professional services is a relatively new department that was initiated in the second quarter of 2005.  Due to the corporate reorganization, some costs in other departments were reallocated to professional services during the first quarter of 2005 for comparative purposes. The professional services group is responsible for the installation of Visiphor’s products and training of Visiphor’s customers and business partners in the use of the Company’s products as it was primarily built upon the Business Integration Consulting Services group added through the acquisition of Sunaptic. The costs include salaries, travel and general overhead expenses. Costs for future periods will be dependent on the sales levels achieved by the Company.

Technology Development

The technology development expenses for the three-month period ended December 31, 2006 were $415,114, which is 28% lower than the 2005 costs of $574,215. This decrease was primarily due to a reduction in the use of contract labour. Management expects that the increased revenues achieved as a result of the sale of products will cause development costs to increase. Management believes that continuing to invest in technology advancements is crucial to the future success of Visiphor, and expects that costs will continue to increase in future periods. Included in technology development expenses for the three-month period ended December 31, 2006 are net research and development costs of $8,091, consisting of incurred costs of $16,182 less a contribution of $8,091 from the National Research Council (the “NRC”). The cost recoveries are limited to a maximum of $225,000 under the terms of the agreement with the NRC and the program expires on March 31, 2007. During the fourth quarter, the Company had limited research and development activities as compared with other quarters due to the need to use research and development staff resources to help on deliverables on existing billable projects.

The technology development expenses for the year ended December 31, 2006 were $1,782,575, which is 2% higher than the 2005 costs of $1,745,715. The increase was primarily due to hiring additional staff and the associated costs required to maintain the Company’s enhancement of existing products and new product development. Included in technology development expenses for the year ended December 31, 2006 are net research and development costs of $144,928 consisting of incurred costs of $289,855 less a contribution of $144,928 from the NRC.

Restructuring Charge

In January 2006, through the integration process with Sunaptic, the Company was able to streamline its operations and achieve operational efficiencies that allowed it to eliminate 16 employee positions. The Company has recorded a restructuring charge of $102,462 during the first quarter of 2006 for severance costs associated with the staff reductions.

Net Loss for the Period

Overall, the Company incurred a net loss for the three-month period ended December 31, 2006 of $1,221,734, or $0.03 per share, which is a 38% improvement compared with the net loss of $1,964,378 or $0.07 per share incurred during the three months ended December 31, 2005. This is the Company’s smallest quarterly loss for the last eight quarterly periods.

The Company incurred a net loss for the year ended December 31, 2006 of $6,678,371 or $0.15 per share, which is a negligible increase over the net loss of $6,631,656, or $0.23 per share incurred during the period ended December 31, 2005.

As of December 31, 2006, the Company has work in progress and contracted sales orders totalling $0.9 million that have not commenced installation and the revenue will not be recognised until future quarters. There can be no assurance, however, that such revenue will be collected or if any of such revenue from such work in progress and sales orders is collected that it will be significant or will be timely paid.

Management believes that the Company would be able to achieve break-even operations on a operating cash flow (See non-GAAP Operating Cash Flows) basis by the end of the first quarter of 2007.  The estimated break-even timeline has been revised since last reported due to delays on delivery of project milestones. This statement is based on the non-GAAP measure, income excluding non-cash items and one time expenses, discussed above. While management continues to believe that it has sufficient sales and potential sales to achieve break-even operations on a cash operating basis, extended contract negotiations and installation delays due to customers not being ready to accept delivery of solutions could cause this to be delayed until future quarters as the recognition of the associated revenue may be delayed.

Summary of Quarterly Results

	Q4-2006	Q3-2006	Q2-2006	Q1-2006	Q4-2005	Q3-2005	Q2-2005	Q1-2005

Total Revenue	$1,458,707	1,120,766	1,488,828	2,315,083	1,076,312	1,008,581	920,620	324,628
Net Loss	(1,221,734)	(1,904,856)	(2,024,680)	(1,527,100)	(1,890,400)	(1,650,764)	(1,562,291)	(1,454,190)
Net loss per share	(0.03)	(0.04)	(0.05)	(0.04)	(0.05)	(0.06)	(0.06)	(0.06)
Net loss as a % of revenue	(84%)	(170%)	(136%)	(66%)	(176%)	(164%)	(170%)	(448%)

The Company’s changes in its net losses per quarter fluctuate according to the volume of sales. To date there has been no consistency from one quarter to the next and past quarterly performance is not considered to be indicative of future results. In 2005, the Company hired additional staff to generate and meet the demands of the sales orders described above, causing a significant increase in expense levels. The Company also significantly increased both its revenues and expenses due to the acquisition of Sunaptic; however, these items are only included since the date of the acquisition on November 18, 2005. The Company is not aware of any significant seasonality affecting its sales.

Liquidity and Capital Resources

The Company’s aggregated cash on hand at the beginning of the three-month period ended December 31, 2006 was $99,952. During the period, the Company received additional funds of $200,000 by way of loans by unrelated parties which were used to finance its operations for the period.

The impact on cash after adjustment for non-cash items and changes to other working capital accounts in the period, resulted in a negative cash flow from operations of $255,332, as compared to a negative cash flow from operations of $1,819,286 for the same period in 2005.  This is the company’s smallest negative cash flow from operations for the past eight quarters. The Company repaid capital leases of $12,523 and purchased capital assets of $23,375. The Company’s cash position decreased for the three month period by $57,614 to $43,338 cash on hand at December 31, 2006.

The Company’s aggregated cash on hand at the beginning of the year ended December 31, 2006 was $790,091. During the year, the Company received additional net funds of $176,803 through the issuance of common shares, $1,600,000 by issuance of a convertible debenture, $1,227,080 through loans, repaid loans in the amount of $895,000 and paid deferred financing costs of $126,158.

The Company used these funds primarily to finance its operations for the period. The impact on cash after adjustment for non-cash items and changes to other working capital accounts in the period, resulted in a negative cash flow from operations of $2,602,248 as compared to a negative cash flow from operations of $2,723,503 for the same period in 2005. The Company also repaid capital leases of $69,944 during the year ended December 31, 2006 and purchased capital assets of $64,968. The Company’s cash position decreased by $747,753 to $42,338 cash on hand at December 31, 2006.

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

Convertible Debenture

On July 14, 2006, the Company completed a private placement (the “Offering”) of an 8% convertible secured debenture in the principal amount of $1,600,000 maturing on December 15, 2009, convertible, subject to certain adjustments, at the price of $0.45 per common share, and of a performance warrant (the “Warrant”) to purchase up to 2,350,000 common shares in the capital of the Company at a price of $0.30 per common share.  The Warrant is only exercisable in the event that the 30-day weighted average trading price of the Company’s common shares has not exceeded $0.45 in at least one 30-day trading period on or before July 14, 2008. The Warrant is exercisable at any time after July 13, 2008 and prior to 4:30 p.m. EST on December 15, 2009, provided that the above event has not occurred. The common shares underlying the Offering will have a four-month hold period that expires on November 13, 2006. Under the terms of the agreement, the investor appointed a nominee to the Company’s Board.

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

Settlement of Debt

On August 31, 2006 the Company settled debt owed to two Directors of the Company, one of which is also an officer of the Company through 918,525 common shares at a deemed price of $0.45 per share.  This debt consisted of $413,337 of unpaid fees and expenses.  The common shares issued in settlement of the debt have a four-month hold period that expired on December 31, 2006.

Management believes that the revenues from the Company’s futures sales combined with current accounts receivable, work in progress, and contracted orders will be sufficient to fund its consolidated operations. The Company believes it currently has cash, accounts receivable, and work in progress and contracted orders that, if completed, will generate cash sufficient to fund its operations through the second quarter of 2007. If the accounts receivable are not collected, certain of the contracts are not completed, or the expected sales are not received, the Company may need to raise additional funds through private placements of its securities or seek other forms of financing during the 2007 financial year and the Company may no longer continue to be a going concern. There can be no assurance that such financing will be available to the Company on terms acceptable to it, if at all. Failure to obtain adequate financing if necessary could result in significant delays in development of new products and a substantial curtailment of the Company’s operations. If the Company’s operations are substantially curtailed, it may have difficulty fulfilling its current and future contract obligations.

Differences to Net Income under Canadian and U.S. GAAP

Under Canadian GAAP, the net loss for the three months ended December 31, 2006 was $1,221,734 whereas under U.S. GAAP the loss for the period would be $1,166,170.  For the year ended December 31, 2006, the loss under Canadian GAAP was $6,678,371 whereas under U.S. GAAP the loss would be $6,657,613.  The difference of $11,663 for the three month ended period and $20,758 for the year ended period is attributable to the difference that exists between Canadian and U.S. GAAP relating to the accretion of the convertible debenture and the associated financing costs.  Earnings per share under both Canadian and U.S. GAAP are the same.

Recent Accounting Pronouncements

FIN 48

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), effective for fiscal years beginning after December 15, 2006.  This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes,” including the recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The Company will adopt FIN 48 on January 1, 2007, as required.  The impact of FIN 48 on the Company’s consolidated financial statements is not yet known or reasonably estimable.

EITF No. 06-3

In June 2006, the FASB ratified the consensuses reached by the Emerging Issues Task Force in Issue No. 06-3, “How Taxes collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (That is, Gross Versus Net Presentation).” Issue No. 06-3 requires disclosure of an entity’s accounting policy regarding the presentation of taxes assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer, including sales, use, value added and some excise taxes.  The Company presents such taxes on a net basis (excluded from revenues and costs). The adoption of Issue No. 06-3, which is effective for interim and annual reporting periods beginning after December 15, 2006, will have no impact on the Company’s consolidated financial statements.

FAS 157

In September 2006, the FASB issued FAS 157, “Fair Value Measurements”.  This financial accounting standard establishes a framework for measuring fair value and expands related disclosure requirements.  As applicable to Visiphor, this statement is effective as of the year beginning January 1, 2008. Visiphor is currently evaluating the impact that the adoption of FAS 157 would have on its consolidated financial statements.

Staff Accounting Bulletin 108

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”) SAB 108 was issued to provide consistency between how registrants quantify financial statement misstatements.

Historically, there have been two widely-used methods for quantifying the effects of financial statement misstatements.  These methods are referred to as the “roll-over” and “iron curtain” method.  The roll-over method quantifies the amount by which the current year income statement is misstated.  Exclusive reliance on an income statement approach can result in the accumulation of errors on the balance sheet that may not have been material to any individual income statement, but which may misstate one or more balance sheet accounts.  The iron curtain method quantifies the error as the cumulative amount by which the current year balance sheet is misstated.  Exclusive reliance on a balance sheet approach can result in disregarding the effects of errors in the current year income statement that result from the correction of an error existing in previously issued financial statements.  The Company historically used the roll-over method for quantifying identified financial statement misstatements.

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

The Company applied SAB 108 using the retroactive method in connection with the preparation of its annual consolidated financial statements for the year ended December 31, 2006. The initial adoption of SAB 108 resulted in no impact to the consolidated financial statements.

Contractual Obligations

The Company is committed to the following payments for i) operating lease payments on the building under lease, ii) capital lease payments for equipment under lease (excluding interest) over the next three years:

Year	Long Term Debt	Equipment	Building	Total
2007	$58,667	$91,577	$290,887	$441,131
2008	106,667	70,707	265,904	443,278
2009	1,722,667	19,999	202,900	1,945,565
	$1,888,000	$182,283	$759,691	$2,829,974

The Company’s head office in Burnaby, B.C. leases space under a sublease of 10,938 square feet which expires December 30, 2009. The monthly rent is $16,908. The Company also subleases 4,128 square feet of office space in Vancouver, B.C. with monthly rent of $7,000 which expires on September 29, 2008. This space is no longer used by the Company and has been sublet as of March 1, 2007 to cover the Company’s costs. The lease to the tenant also expires September 29, 2008.

Off-Balance Sheet Arrangements

At December 31, 2006 the Company did not have any off-balance sheet arrangements.

Item 7.  Financial Statements.

Financial Statements

(Expressed in Canadian dollars)

VISIPHOR CORPORATION

Years ended December 31, 2006 and 2005

Grant Thornton LLP

Chartered Accountants

Management Consultants

Report of Independent Registered Chartered Accountants

To the Shareholders of Visiphor Corporation.

We have audited the accompanying consolidated balance sheets of Visiphor Corporation and subsidiaries as of December 31, 2006 and 2005 and the related consolidated statements of operations and deficit and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with Canadian generally accepted auditing standards and the standards of the Public Company Accounting Oversight Board (United States).  These standards require that we plan and perform the audit to obtain reasonable assurance whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Visiphor Corporation and subsidiaries as of December 31, 2006 and 2005 and the results of their operations and their cash flows for the years then ended in accordance with Canadian generally accepted accounting principles.

Canadian generally accepted accounting principles vary in certain significant respects from accounting principles generally accepted in the United States of America.  Information relating to the nature and effect of such differences is presented in Note 20 to the consolidated financial statements.

Vancouver, Canada March 20, 2007	Independent Registered Chartered Accountants

Comment by Independent Registered Chartered Accountants for US Readers on Canada-US Reporting Differences.

The standards of the Public Company Accounting Oversight Board (United States) require the addition of an explanatory paragraph (following the opinion paragraph) when the financial statements are affected by conditions and events that cast substantial doubt on the Company’s ability to continue as a going concern, such as those described in Note 1 to the consolidated financial statements.  Our report to the shareholders dated March 20, 2007, is expressed in accordance with Canadian reporting standards which do not permit a reference to such events and conditions in the report of the independent registered Chartered Accountants when the event is properly accounted for and the events and conditions are adequately disclosed in the financial statements.

Vancouver, Canada March 20, 2007	Independent Registered Chartered Accountants

VISIPHOR CORPORATION

Consolidated Balance Sheets

(Expressed in Canadian dollars)

December 31, 2006 and 2005

	2006	2005

Assets

Current assets:
Cash and cash equivalents	$42,338	$790,091
Accounts receivable	903,243	1,242,392
Accrued revenue receivable	177,426	278,336
Prepaid expenses and deposit	160,593	294,270
	1,283,600	2,605,089

Equipment, net (note 3)	414,706	529,735
Goodwill (note 2)	1,684,462	1,684,462
Other intangible assets (note 6)	465,337	2,076,406
Deferred financing costs (note 7)	71,142	-
	$3,919,247	$6,895,692

Liabilities and Shareholders’ Deficit

Current liabilities:
Accounts payable and accrued liabilities	$1,896,122	$1,676,280
Loans payable (note 8)	751,160	400,000
Deferred revenue	453,690	303,892
Capital lease obligations (note 9)	89,776	62,981
	3,190,748	2,443,153

Long-term liabilities:
Capital lease obligations (note 9)	92,507	123,093
Convertible debenture (note 10)	1,231,300	-
	1,323,807	123,093
Shareholders’ deficit:
Share capital (note 11)	35,570,362	34,912,723
Contributed surplus (note 12)	3,437,431	2,639,702
Share subscriptions (note 11)	-	67,500
Conversion rights (note 10)	365,749	-
Deficit	(39,968,850)	(33,290,479)
	(595,308)	4,329,446

	$3,919,247	$6,895,692

Operations and going concern (note 1)
Commitments (note 17)
See accompanying notes to consolidated financial statements.

Approved on behalf of the Board:

/s/ Clyde Farnsworth

 /s/ Roy Trivett

                                                                        Director                                                                                          Director

VISIPHOR CORPORATION

Consolidated Statements of Operations and Deficit

(Expressed in Canadian dollars)

Years ended December 31, 2006 and 2005

	2006	2005

Revenue:
Software Licensing and Related Services	$1,358,473	$2,291,731
Professional Services	4,211,611	580,629
Support	435,165	368,777
Other	378,134	89,004
	6,383,383	3,330,141

Expenses:
Administration	2,587,779	2,781,853
Amortization	1,850,535	1,716,746
Bad debt expense	86,301	70,623
Cost of materials	345,342	66,005
Financing expense	11,206	-
Interest	294,055	69,907
Sales and marketing	1,537,207	1,790,258
Professional services	4,464,292	1,212,800
Technology development (note 13)	1,782,575	1,745,715
Technical services	-	507,890
Restructuring costs (note 14)	102,462	-
	13,061,754	9,961,797

Loss for the year	(6,678,371)	(6,631,656)

Deficit, beginning of year	(33,290,479)	(26,658,823)

Deficit, end of year	$(39,968,850)	$(33,290,479)

Loss per share – basic and diluted	$(0.15)	$(0.23)

Weighted average number of shares outstanding	43,258,807	28,712,720

See accompanying notes to consolidated financial statements.

VISIPHOR CORPORATION

Consolidated Statements of Cash Flows

(Expressed in Canadian dollars)

Years ended December 31, 2006 and 2005

	2006	2005

Cash provided by (used for):

Operations:
Loss for the year	$(6,678,371)	$(6,631,656)
Items not involving cash:
Amortization	1,850,536	1,716,746
Stock-based compensation	797,729	858,209
Accretion of convertible debenture	40,860	-
Deferred financing costs expensed	11,206	-
Write-down of doubtful accounts	86,301	-
Foreign exchange adjustment on loan payable	19,080	-

Changes in non-cash operating working capital net of effects from business acquisition:
Accounts receivable	252,848	(517,342)
Accrued revenue receivable	100,910	(13,157)
Prepaid expenses and deposit	133,677	(191,246)
Accounts payable and accrued liabilities	633,178	9,356
Deferred revenue	149,798	77,886
	(2,602,248)	(4,691,202)

Investments:
Purchase of equipment	(58,286)	(244,109)
Acquisition of subsidiary (net of cash acquired of $672,088)	-	(2,266,212)
	(58,286)	(2,510,321)

Financing:
Issuance of common shares for cash	202,500	8,013,046
Share issue costs	(25,697)	(555,577)
Share subscriptions received	-	67,500
Proceeds of loans payable	1,227,080	400,000
Repayment of loans payable	(895,000)	-
Proceeds of convertible debenture	1,600,000	-
Capital lease repayments	(69,944)	(56,503)
Deferred financing costs	(126,158)	-
	1,912,781	7,868,466

(Decrease) increase in cash	(747,753)	666,943

Cash and cash equivalents, beginning of the year	790,091	123,148

Cash and cash equivalents, end of the year	$42,338	$790,091

See accompanying notes to consolidated financial statements.

VISIPHOR CORPORATION

Consolidated Statements of Cash Flows, Continued

(Expressed in Canadian dollars)

Years ended December 31, 2006 and 2005

	2006	2005

Supplementary information and disclosures:
Interest paid	$253,030	$53,250
Non-cash investing and financing transactions not included in cash flows:
Issuance of common shares on settlement of accounts payable	413,336	-
Issuance of common shares for share subscriptions received in prior period	67,500	-
Equipment acquired under capital lease	60,241	171,291
Issuance of commons shares on conversion of special warrants (note 11)	-	781,801
Issuance of common shares for acquisition of subsidiary (note 4)	-	469,333
Issuance of broker’s options as finders fees	-	142,001
Issuance of warrants as financing costs	-	51,548
Issuance of common shares as financing costs	-	49,000
Finders fee recorded on issuance of common shares on conversion of special warrants	-	33,709
Issuance of common shares as finders fees	-	30,000
See accompanying notes to consolidated financial statements.

VISIPHOR CORPORATION

Notes to Consolidated Financial Statements

(Expressed in Canadian dollars)

Years ended December 31, 2006 and 2005

1.

Operations and going concern:

Visiphor Corporation (the “Company” or “Visiphor”) was incorporated under the Company Act (British Columbia) on March 23, 1998 under the name Imagis Technologies Inc. (the “Company”). On July 6, 2005, the Company changed its name to Visiphor Corporation and continued under the Canada Business Corporation Act. The Company operates in two segments, being the development and sale of software applications and solutions and the provision of business integration consulting services.

These financial statements have been prepared on a going concern basis which includes the assumption that the Company will be able to realize its assets and settle its liabilities in the normal course of business.  For the year ended December 31, 2006, the Company incurred a loss from operations of $6,678,371 and a deficiency in operating cash flow of $2,602,248. In addition, the Company has incurred significant operating losses and net utilization of cash in operations in all prior periods. Accordingly, the Company will require continued financial support from its shareholders and creditors until it is able to generate sufficient cash flow from operations on a sustained basis. Failure to obtain ongoing support of its shareholders and creditors may make the going concern basis of accounting inappropriate, in which case the Company’s assets and liabilities would need to be recognized at their liquidation values. These financial statements do not include any adjustment due to this going concern uncertainty.

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

(d)

Intangible assets:

Intangible assets acquired either individually or with a group of other assets are initially recognized and measured at cost.  The cost of a group of intangible assets acquired in a transaction, including those acquired in a business combination that meet the specified criteria for recognition apart from goodwill, is allocated to the individual assets acquired based on their relative fair values.  The cost of internally developed intangible assets is capitalized only when technical feasibility has been established, the asset is clearly defined and costs can be reliably measured, management has both the intent and ability to produce or use the intangible asset, adequate technical and financial resources exist to complete the development, and management can demonstrate the existence of an external market or internal need for the completed product or asset. Costs incurred to maintain the service potential of an intangible asset are expensed as incurred. No amounts have been capitalized to date in connection with internally developed intangible assets.

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

When software is sold under contractual arrangements that include post contract support (“PCS”), the elements are accounted for separately if vendor specific objective evidence (“VSOE”) of fair value exists for all undelivered elements. VSOE is identified by reference to renewal arrangements for similar levels of support covering comparable periods. If such evidence does not exist, revenue on the completed arrangement is deferred until the earlier of (a) VSOE being established or (b) all of the undelivered elements being delivered or performed, with the following exceptions: if the only undelivered element is PCS, the entire fee is recognized ratably over the PCS period, and if the only undelivered element is service, the entire fee is recognized as the services are performed.

The Company provides for estimated returns and warranty costs, which to date have been nominal, on recognition of revenue.

(ii)

Support and services revenue:

Up front payments for contract support and services revenue is deferred and is amortized to revenue over the period that the support and services are provided.

(f)

Use of estimates:

The preparation of financial statements in accordance with accounting principles generally accepted in Canada requires management to make estimates and assumptions that affect the amounts reported or disclosed in the financial statements.  Actual amounts may differ from these estimates.  Areas of significant estimate include, but are not limited to valuation of accounts receivable; estimated useful lives of equipment and intangible assets; valuation of acquired intangible assets; valuation of stock-based awards, fair valuation of liability and equity components of convertible debentures and the valuation allowance of future income tax assets.

(g)

Foreign currency:

The Company and its subsidiaries considers the Canadian dollar its functional currency. Monetary assets and liabilities denominated in foreign currencies are translated into Canadian dollars at exchange rates in effect at the balance sheet date. Revenues and expenses are translated using rates in effect at the time of the transactions. Foreign exchange gains and losses are included in expenses and are insignificant for all periods presented.

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

(k)

Goodwill

Goodwill represents the excess of acquisition cost over fair value of net assets for acquired businesses.  It has an indefinite useful life and is not amortized, but is tested annually for impairment.  No impairment exists for 2005 or 2006.

(l)

Comparative figures:

Certain revenue comparative figures have been reclassified to conform with the presentation adopted in the current year.

3.

Equipment:

		Accumulated	Net book
2006	Cost	amortization	value
Computer hardware	$710,927	$511,676	$199,251
Furniture and fixtures	259,603	152,902	106,701
Software	198,857	186,423	12,434
Tradeshow Equipment	69,162	63,478	5,684
Leasehold Improvements	136,688	46,052	90,636
	$1,375,237	$960,531	$414,706
		Accumulated	Net book
2005	Cost	amortization	value
Computer hardware	$647,682	$405,852	$241,830
Furniture and fixtures	254,701	104,169	150,532
Software	152,742	147,157	5,585
Tradeshow Equipment	64,897	53,957	10,940
Leasehold Improvements	136,688	15,840	120,848
	$1,256,710	$726,975	$529,735

Equipment under Capital lease:

Included in computer hardware is $248,438 (December 31, 2005: $188,197) in cost and accumulated amortization of $153,680 (December 31, 2005: $89,565) of computer hardware under capital lease.

Included in furniture and fixtures is $103,107 (December 31, 2005: $103,107) in cost and accumulated amortization of $34,517 (December 31, 2005: $13,895) of furniture and fixtures under capital lease.

4.

Acquisition of Subsidiary

In 2005 the Company acquired 100% of the outstanding shares of a privately-held company, Sunaptic for consideration of $3,189,333 plus acquisition costs of $218,300.  The consideration consisted of $2,720,000 in cash and 1,066,666 common shares of the Company issued at fair value of $0.44 per share. The common shares issued by the Company were held in escrow, with 50% released on the 12-month anniversary of closing of the acquisition (November 18, 2006) and 50% to be released on the 18-month anniversary of the closing of the acquisition, May 18, 2007. On November 18, 2006, 533,333 shares were released from escrow.

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
$3,407,633

5.

Investment

On July 31, 2004, the Company entered into an agreement with a United Kingdom (“UK”) Company to form a jointly owned company, Imagis Technologies UK Limited (“Imagis UK”). Imagis UK was the exclusive distributor of Visiphor’s software products in the United Kingdom and a non-exclusive distributor on a world-wide basis. The Company owns a 25% interest in Imagis UK which it received as consideration for the grant of UK exclusivity, and the UK Company had committed to provide £500,000 (approximately $1.25 million) over the following two years to support the initial start-up costs of Imagis UK in consideration for a 75% ownership interest in Imagis UK. The Company’s initial investment in Imagis UK was recorded at a nominal amount of $1 and included in other intangible assets (note 6). Imagis UK’s operations never progressed beyond the start-up phase, and there has been no significant gain or loss to date. The Company is not required to make any advances to Imagis UK and has not made any advances to date.  The Company has notified the UK Company that it is in breach of the agreement and that its exclusive and non-exclusive distribution rights have been revoked. During the year-ended December 31, 2006 the Company wrote-off its investment of $1.

6.

Other intangible assets:

		Accumulated	Net book
2006	Cost	amortization	value
Contract backlog	$269,000	$269,000	$-
Customer relationships	716,000	278,441	437,559
Briyante Technology	3,972,552	3,944,774	27,778
	4,957,552	4,492,215	465,337
		Accumulated	Net book
2005	Cost	amortization	value
Contract backlog	$269,000	$95,596	$173,404
Customer relationships	716,000	39,774	676,226
Briyante Technology	3,972,552	2,745,777	1,226,775
Investment in Imagis UK	1	-	1
	$4,957,552	$2,881,147	$2,076,406

7.

Deferred financing costs

Deferred financing costs comprise costs associated with obtaining financing.  These costs are incurred prior to obtaining the financing and are deferred and applied against income over the period of the financing.

8.

Loans Payable

Unsecured loans totaling $200,000 (2005 - $400,000) are owed to two unrelated parties bearing an interest rate of 20% per annum. Subsequent to December 31, 2006 these unsecured loans were repaid. These loan sare due on demand.

Related party loans totaling $551,160 (2005 $nil) are owed to an officer and a Director. These loans are secured with a general charge against assets and bear interest at a rate of 12% per annum.

9.

Capital lease obligations:

		2006		2005
	$		$
Due 2006, including buy-out options		-		89,373
Due 2007, including buy-out options		116,099		88,729
Due 2008, including buy-out options		79,878		52,205
Due 2009, including buy-out options		21,952		-
		217,929		230,307
Implicit interest portion (9% to 21%)		(35,646)		(44,233)
		182,283		186,074
Current portion of capital lease obligations		89,776		62,981
Long-term portion of capital lease obligations		92,507		123,093

10.

Convertible Debenture

On July 12, 2006, the Company issued a non-brokered private placement of a secured convertible debenture. The convertible debenture matures on December 15, 2009 and interest is payable on the outstanding principal amount at a rate of 8% per annum, payable quarterly beginning after one year as the first year’s interest was paid in advance. The convertible debentures are also subject to certain debt convents.  At the option of the holder, the principal amount outstanding under the convertible debenture may be converted into common shares at any time until maturity at a price of $0.45 per share. The Company has the right to force a conversion at any time after the third anniversary if the holder would receive an internal rate of return of 25%, not including interest paid to the conversion date, and the common shares of the Company are trading on the Toronto Stock Exchange or TSX Venture Exchange with a minimum agreed trading volume.  In addition, the Company will issue 2,350,000 ‘under-performance’ warrants if after the second anniversary of the debenture, the Company’s common shares are not trading at greater than $0.45 per share, based on a 30-day weighted average. Each warrant would entitle the holder to acquire one common share at any time up to December 15, 2009 at $0.30 per share.  The Company's obligations under the convertible debenture are collateralized by a first charge on all of the Company’s assets.  The Company agreed to pay the holder a structuring fee of $48,000 in respect of the placement.

The convertible debenture was accounted for as a compound debt instrument and proceeds were allocated between debt and equity using the residual method whereby the debt component was valued and the residual was allocated to equity items.

The Company has determined the fair value of the liability portion of the convertible debenture upon issuance to be approximately $1.2 million using a net present value calculation.  The fair value of the liability portion will be accreted to the convertible debenture face value of $1.6 million through interest expense charges computed at 18% per annum through to December 15, 2009. The balance of the convertible debenture approximating $409,000 has been credited to equity and represents the values ascribed to the convertible feature of the debenture with the contingent warrants.  The financing expenses have also been separated into equity and debt components at the same ratio as the convertible debenture.  The debt component has been classified as deferred financing costs and will be applied against income over the period of the financing, included in interest expense. The financing costs for the equity component have been treated as a capital transaction and applied against the equity component.

The following table summarizes the long term cash commitments relating to the convertible debt. The difference in the value between the face values of $1,231,300 as per the balance sheet and the $1,888,000 value as per the table below is related to the accretion of the debt.

Long Term Commitments:

Year	Long Term Debt
2007	$58,667
2008	106,667
2009	1,722,667
Total	$1,888,000

At December 31, 2006, the Company was in violation of certain debt covenants in relation to this convertible debenture, however the Company has obtained a waiver of these covenants from the lender.

11.

Share capital:

(a)

Authorized:

100,000,000 common shares without par value

50,000,000 preferred shares without par value, non-voting, issuable in one or more series

(b)

Issued

	Number of shares	Amount
Balance, December 31, 2004	20,795,281	$26,230,920
Issued during year for cash:
Private Placements	16,320,819	6,847,840
Options exercised	211,895	86,630
Warrants exercised	2,887,665	1,218,576
Issued for acquisition of subsidiary	1,066,666	469,333
Special Warrants exercised	1,007,151	781,801
Issuance of shares as share issuance costs	186,111	79,000
Fair value of options exercised	-	60,458
Share issuance costs	-	(861,835)

Balance, December 31, 2005	42,475,588	34,912,723

Issued during the period for cash:
Private Placements	600,000	270,000
Issued for settlement of accounts payable	918,525	413,336
Share issuance costs	-	(25,697)

Balance, December 31, 2006	43,994,113	$35,570,362

On August 31, 2006 the Company settled debt owed to two Directors of the Company, one of which is also an officer of the Company through 918,525 common shares at a value of $0.45 per share.  This debt consisted of $413,336 of unpaid fees and expenses.  The common shares issued in settlement of the debt have a four-month hold period that expired on December 31, 2006.

 (c)

Warrants:

At December 31, 2005, and December 31, 2006, the following warrants were outstanding:

December 31, 2005	Granted	Exercised	Expired	December 31, 2006	Exercise price	Expiry date
3,882,875	-	-	3,882,875	-	$0.75	April 28, 2006
226,584	-	-	226,584	-	$0.75	April 29, 2006
86,700	-	-	86,700	-	$0.75	May 20, 2006
2,380,000	-	-	2,380,000	-	$0.55	May 24, 2006
187,500	-	-	187,500	-	$0.50	November 29, 2006
4,481,522	-	-	4,481,522	-	$0.50	November 29, 2006
1,786,999	-	-	1,786,999	-	$0.50	November 30, 2006
125,000	-	-	125,000	-	$0.50	December 13, 2006
946,166	-	-	946,166	-	$0.55	December 31, 2006
2,557,785	-	-	-	2,557,785	$0.55	January 11, 2007
-	300,000	-	-	300,000	$0.50	March 2, 2007
16,661,131	300,000	-	14,103,346	2,857,785

11.

Share Capital (cont’d):

(c)

Warrants (cont’d):

Performance warrants:

On July 14, 2006, the Company issued a convertible debenture for proceeds of $1,600,000 (Note 10). Under the terms of the debenture, the Company will issue 2,350,000 ‘under-performance’ warrants if after the second anniversary of the debenture, the Company’s common shares are not trading at greater than $0.45 per share, based on a 30 day weighted average. Each warrant would entitle the holder to acquire one common share at any time up to December 15, 2009 at $0.30 per share.

(d)

Options:

The Company has a stock option plan that was most recently approved at the Company’s annual general meeting of shareholders on May 8, 2006.  Under the terms of the plan, the Company may reserve up to 8,615,118 common shares for issuance under the plan.  The Company has granted stock options under the plan to certain employees, Directors, advisors and consultants.  These options are granted for services provided to the Company.  All existing options granted prior to November 25, 2003, expire five years from the date of grant.  All options granted subsequent to November 25, 2003, expire three years from the date of the grant.  All options vest one-third on the date of the grant, one-third on the first anniversary of the date of the grant and one-third on the second anniversary of the date of the grant.

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

These repricings constituted modifications and were accounted for using modification accounting, under which the incremental fair value of the benefit attributed to the repricing is measured as the difference between the fair value of the repriced award on the date of the repricing and the fair value of the old award determined on the same date.  This incremental fair value was determined to be $145,474 of which $75,760 was recognized on the date of the repricing in connection with options that were already vested at that date. The balance of the incremental fair value will be recognized over the remaining vesting period of the repriced options.

A summary of the status of the Company’s stock options at December 31, 2006 and December 31, 2005 and changes during the periods ended on those dates are presented below:

	December 31, 2006		December 31, 2005
	Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding, beginning of period	5,415,500	$0.67	3,092,334	$0.61
Granted	5,246,468	0.25	2,848,396	0.72
Exercised	-	-	(211,895)	0.41
Cancelled	(2,369,468)	0.65	(313,335)	0.61
Outstanding, end of period	8,292,500	0.32	5,415,500	$0.67

11.

Share Capital  (cont’d):

(d)

Options (cont’d):

The following table summarizes information about stock options outstanding at December 31, 2006:

	Options Outstanding			Options exercisable
Exercise price	Number outstanding December 31, 2006	Weighted remaining contractual life	Weighted average exercise price	Number exercisable, December 31, 2006	Weighted average exercise price

$0.10	270,000	2.89	$0.10	90,000	$0.10
$0.12	34,722	2.94	$0.12	11,574	$0.12
$0.13	1,003,960	2.93	$0.13	334,563	$0.13
$0.15	10,000	2.84	$0.15	3,333	$0.15
$0.16	500	2.84	$0.16	167	$0.16
$0.17	10,000	2.49	$0.17	3,333	$0.17
$0.18	300,000	2.72	$0.18	100,000	$0.18
$0.19	15,000	2.47	$0.19	5,000	$0.19
$0.20	592,556	2.67	$0.20	197,519	$0.20
$0.21	1,280,000	2.62	$0.21	426,667	$0.21
$0.25	60,000	2.41	$0.25	20,000	$0.25
$0.26	50,000	2.39	$0.26	16,667	$0.26
$0.29	27,000	2.12	$0.29	9,000	$0.29
$0.31	75,000	2.24	$0.31	25,000	$0.31
$0.33	66,666	0.96	$0.33	66,666	$0.33
$0.34	13,333	0.86	$0.34	13,333	$0.34
$0.35	15,333	1.63	$0.35	8,000	$0.35
$0.36	7,110	1.13	$0.36	4,740	$0.36
$0.39	112,000	1.31	$0.39	74,667	$0.39
$0.40	811,367	0.64	$0.40	808,034	$0.40
$0.43	5,500	1.83	$0.43	3,667	$0.43
$0.44	15,000	1.86	$0.44	10,000	$0.44
$0.45	3,526,890	1.57	$0.45	2,051,012	$0.45

	8,292,500	1.99	$0.32	4,282,940	$0.36

The weighted average fair value of employee stock options granted during the period ended December 31, 2006 was $0.32 (2005-$0.72) per share purchase option. The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model using the following average inputs:  volatility – 58.2% (2005-66%); risk free interest rate - 5% (2005-5%); option term - 3 years (2005-3 years); and dividend yield – nil (2005-nil).  The total compensation expense of $797,729 (2005-$858,209) has been allocated to the expense account associated with each individual employee expense and credited to contributed surplus.

11.

Share Capital  (cont’d):

(e)

Agents’ Options

A summary of the status of the Company’s Agents’ Options at December 31, 2006 and December 31, 2005 and changes during the periods ended on those dates is presented below:

	December 31, 2006		December 31, 2005
	Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding, beginning of period	907,557	$0.45	-	$-
Granted	-	-	907,557	0.45
Exercised	-	-	-	-
Cancelled	907,557	-	-	-
Outstanding, end of period	-	$0.45	907,557	$0.45

A November 29, 2005 private placement included non-transferable agents’ options to purchase 896,307 units on or before November 29, 2007 at a price of $0.45 per unit. Each unit consists of one common share and one-half of one common share purchase warrant, each full warrant exercisable for one common share at $0.50 until November 29, 2006.

Also in connection with a 2005 private placement, the Company issued non-transferable agents’ options to purchase 11,250 units on or before December 13, 2007 at a price of $0.45 per unit. Each unit consists of one common share and one-half of one common share purchase warrant, each full warrant exercisable for one common share at $0.50 until December 13, 2006.

The weighted average fair value of agents’ stock options granted during 2005 was $0.16 per share purchase option. The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model using the following average inputs:  volatility - 66%; risk free interest rate - 5%; option term - 3 years; and dividend yield - nil.  The total value of $142,001 was allocated to share issuance costs and credited to contributed surplus.

12.

Contributed surplus

Amount
Balance, December 31, 2004	$1,648,402
Value of employee options expensed	858,209
Value of options exercised	(60,458)
Value of agent’s options	142,001
Value of warrants issued as commissions	51,548

Balance, December 31, 2005	2,639,702

Value of options expensed	797,729

Balance, December 31, 2006	$3,437,431

13.

Technology development

Included in technology development expenses, for 2006, are net research and development costs of $144,928, consisting of incurred costs of $289,855 less a contribution of $144,928 from the National Research Council.

14.

Restructuring charge

The Company recorded a restructuring charge of $102,462 during the first quarter of 2006 for severance costs associated with staff reductions due to the integration of its operations with those of its subsidiary, Sunaptic.

15.

Related-party transactions not disclosed elsewhere are as follows:

At December 31, 2006, accounts payable and accrued liabilities included $230,215 (at December 31, 2005 - $400,539) owed by the Company to Directors, officers and companies controlled by Directors and officers of the Company. These amounts are unsecured, non-interest bearing and payable on demand and consist of unpaid fees and expenses recorded at the exchange amount which is the amount agreed to by the parties. The exchange amount was negotiated and established and agreed to by the related parties.

The Company has a consulting agreement with Trivett Holdings Ltd., a Company controlled by Roy Trivett, the Company’s President and Chief Executive Officer.  The contract consists of an annual fee of $200,000.  The agreement extends for 12 months from January to December unless renewed or terminated.  Either party may terminate the Agreement on notice given not less than, in the case of Visiphor, six (6) months’ or, in the case of Trivett Holdings Ltd, 1 month’s notice.  The six months’ notice from Visiphor will become the severance allowance.

The Company has a consulting agreement with AG Kassam and Associates, Inc., a Company controlled by Al Kassam, the Company’s Vice President, Sales, Marketing & Support Services. The contract consists of an annual fee of $166,000.  The agreement will extend for a period of 12 months from the date first set forth above and will be renewed automatically for an additional period of 12 months concurrent with the expiry of the initial 12 month term without any additional requirement by either party unless terminated in the manner provided for under the agreement.  Either party may terminate the agreement on notice given not less than, in the case of Visiphor, twelve (12) months’ or, in the case of Kassam, 1 month’s notice.  The twelve months’ notice from Visiphor will become the severance allowance.

The Company had an employment agreement with Thomas James Healy, the Company’s Vice President, Support Services.  Mr. Healy’s contract consisted of an annual fee of $137,500.  Mr. Healy resigned as Vice President, Support Services effective November 10, 2006. The agreement was terminated on November 10th, 2006.  Effective January 15th, 2007, Visiphor entered into a consulting agreement for the sole purpose of completing an internal project.  The fees and total compensation for the services include an hourly fee of $50 per hour for both onsite and offsite work as required, and an extension to the original expiry date of all stock options granted during employment at Visiphor, up to and including the last day of full-time employment, to 15 days following full acceptance and payment for the services provided.

The Company had entered into an employment agreement with Michael James Hilton, the Company’s President and Chief Operating Officer.  Mr. Hilton’s contract consisted of an annual fee of $150,000.  Mr. Hilton resigned as President and Chief Operating Officer, effective November 30, 2006.  The agreement was terminated on November 30th, 2006.  Effective January 15th, 2007, Visiphor entered into a consulting agreement for the sole purpose of completing an internal project.  The fees and total compensation for the services include an hourly fee of $50 per hour for both onsite and offsite work as required, and an extension to the original expiry date of all stock options granted during employment at Visiphor, up to and including the last day of full-time employment, to 15 days following full acceptance and payment for the services provided.

16.

 Income taxes:

Income tax expense differs from the amount that would be computed by applying the federal and provincial statutory income tax rates of 34.12% (2005 – 34.87%) to income before taxes.

The effective income tax rates differ from the Canadian statutory rates for the following reasons:

	2006	2005
Canadian statutory rates	34.12%	34.87%
Canadian federal and provincial taxes	$(2,278,660)	$(2,312,458)
Non-deductible items	866,841	880,360
Permanent and other differences	291,227	(46,988)
Effect of tax rate change	72,878	65,558
Non-capital losses expired	857,512	-
Changes in valuation allowance	190,202	1,413,528
	$-	$-
Future income tax assets:
Non-capital losses carried forward	$9,550,857	$9,432,553
Capital assets	366,311	305,736
Financing costs	153,381	205,919
Total future income tax assets	9,988,926	9,944,208
Less valuation allowance	(9,907,303)	(9,717,102)
	81,623	227,106
Future income tax liability:
Intellectual property and other assets	(81,623)	(227,106)
Net future income taxes	$-	$-

In assessing whether the benefits of future tax assets will be realized, management considers whether it is more likely than not that some portion or all of the future tax assets will be realized.  The ultimate realization of the future tax assets is dependant upon the generation of future taxable income during the periods in which those temporary differences become deductible.

16.

Income Taxes cont’d:

As at December 31, 2006, the Company has non-capital loss carry forwards aggregating approximately $28,592,000 available to reduce taxable income otherwise calculated in future years.  These losses expire as follows:

2007	3,031,000
2008	4,129,000
2009	6,508,000
2010	3,734,000
2014	2,831,000
2015	3,583,000
2026	4,176,000

17.

Commitments:

The Company is committed to the following operating lease and capital lease payments over the next four years:

Year	Equipment	Building	Total
2007	$116,099	$290,887	$406,986
2008	79,878	265,904	345,782
2009	21,952	202,900	224,852
	$217,929	$759,691	$977,620

The Company’s head office in Burnaby, B.C. leases space under a sublease of 10,938 square feet which expires December 30, 2009. The monthly rent is $16,908. The Company also subleases office space in Vancouver, B.C. of 4,128 square feet with monthly rent of $7,000 which expires on September 29, 2008. This space is no longer used by the Company and has been sublet as of March 1, 2007 to cover the Company’s costs. The lease to the tenant also expires September 29, 2008.

18.

Financial instruments and risk management:

(a)

Fair values:

The fair value of the Company’s financial instruments, represented by cash, accounts receivable, accounts payable and accrued liabilities, and loans payable approximates their carrying values due to their ability to be promptly liquidated or their immediate or short term to maturity. The carrying value of the convertible debenture approximates fair value. Based on current interest rates relative to those implicit in the leases, the fair value of capital lease obligations is estimated to not be materially different from their carrying values.

(b)

Credit risk:

The Company is exposed to credit risk only with respect to uncertainty as to timing and amount of collectibility of accounts receivable and accrued revenues. The Company’s maximum credit risk is the carrying value of accounts receivable.

(c)

Foreign currency risk:

Foreign currency risk is the risk to the Company’s earnings that arises from fluctuations in foreign currency exchange rates, and the degree of volatility of these rates.  Management has not entered into any foreign exchange contracts to mitigate this risk.

(d)

Interest rate risk:

The Company is not exposed to any interest rate risk on the convertible debenture as the rate is fixed.

19.

Segmented information:

The Company operates in two segments, being the development and sale of software applications and solutions and the provision of business integration consulting services. Management of the Company makes decisions about allocating resources based on these two operating segments.

                                                                                                    As at December 31, 2006

	Software Sales	Consulting Services	Total

Revenue	$1,967,497	$4,415,886	$6,383,383

Operating Expenses	7,304,924	3,612,240	10,917,164
Interest Expense	268,960	25,095	294,055
Amortization of Capital Assets	166,039	73,427	239,466
Amortization of Intangibles	1,198,997	412,072	1,611,069
Total Expenses	8,938,920	4,115,334	13,061,754

Net Profit (Loss)	$(6,971,423)	$293,052	$(6,678,371)

Total Assets	$1,099,190	$2,827,057	$3,926,247
Intangible Assets
Goodwill	$-	$1,684,462	$1,684,462
Intellectual Property	$27,778	$-	$27,778
Customer Backlog	$-	$-	$-
Customer Relationships	$-	$238,667	$238,667
Equipment, net	$330,684	$84,022	$414,706
Non-cash Stock-based Compensation	$649,363	$148,367	$797,730
Additions to Capital Assets	$50,552	$67,975	$118,527

As at December 31, 2005

	Software Sales	Consulting Services	Total

Revenue	$2,749,512	$580,629	$3,330,141

Operating Expenses	7,762,719	412,425	8,175,144
Interest Expense	69,265	642	69,907
Amortization of Capital Assets	1,500,042	4,901	1,504,943
Amortization of Intangibles	76,434	135,369	211,803
Total Expenses	9,408,460	553,337	9,961,797

Net Profit (Loss)	$(6,658,948)	$27,292	$(6,631,656)

	Software Sales	Consulting Services	Total

Total Assets	$3,541,371	$3,354,321	$6,895,692
Intangible Assets
Goodwill	$-	$1,684,462	$1,684,462
Intellectual Property	$1,226,775	$-	$1,226,775
Customer Relationships	$-	$676,226	$676,226
Contract Backlog	$-	$173,405	$173,405
Equipment, net	$441,684	$88,054	$529,735
Non-cash Stock-based Compensation expense	$858,209	$-	$858,209
Additions to Capital Assets	$411,509	$3,891	$415,400

19.

Segmented information cont’d:

Substantially all revenue is derived from sales to customers located in Canada, the United States and the United Kingdom.  Geographic information is as follows:

	2006	2005
Canada	$4,039,282	$1,233,499
United States	2,316,807	2,055,720
United Kingdom	27,294	40,013
Other	-	909
	$6,383,383	$3,330,141

Substantially all of the Company’s equipment is in Canada.

Major customers, representing 10% or more of total revenue are:

	2006	2005
Customer A	$1,585,633	$1,061,176
Customer B	857,746	487,539
Customer C	666,437	463,187
Customer D	-	418,730

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

•

During the years ended December 31, 2001 and 2002, the Company repriced certain options which were accounted for as variable options resulting in net increases in the underlying common share market price between repricing and exercise, expiring or forfeiture of the options.

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

The Company adopted SFAS 123(R) using the modified prospective approach, which requires application of the standard to all awards granted, modified, repurchased or cancelled on or after January 1, 2006, and to all awards for which the requisite service has not been rendered as at such date.  Since January 1, 2003, the Company has been following the fair value based approach prescribed by SFAS 123, as amended by SFAS 148, for stock option awards granted, modified or settled on or after such date.  As such, the application of SFAS 123(R) on January 1, 2006 to all awards granted prior to its adoption did not have a significant impact on the financial statements.  In accordance with the modified prospective approach, prior period financial statements have not been restated to reflect the impact of SFAS 123(R).  The prospective adoption of this new U.S. GAAP pronouncement creates no new differences with the Company’s stock compensation expense reported under Canadian GAAP.

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

(c)

Warrant issuances for services:

During the year ended December 31, 2000, the Company issued 200,000 warrants having an exercise price of $3.50 each for services rendered.  In accordance with the Company’s accounting policies at that time, for Canadian GAAP purposes, no value has been assigned to these warrant issuances.  For U.S. GAAP purposes, the fair value of these warrants would be determined based on The Black-Scholes option pricing model and recognized as the services are provided.

(d)

 Convertible debenture:

During 2006, the Company issued a convertible debenture with detachable contingent warrants.  For Canadian GAAP purposes, the debenture was treated as a compound debt instrument and the debt component was allocated  between debt and equity using the residual method whereby the debt was fair valued and the residual value was applied to equity (consisting of the conversion feature and contingent warrants) net of the pro rata issuance costs.

For U.S. GAAP purposes, the relative fair value method was applied to bifurcate the contingent warrants from the debt instrument whereby debt and contingent warrants were fair valued.  Issuance costs were allocated proportionally to each component.  The warrants were evaluated as equity as they contain no net cash settlement terms outside of the control of the Company.  Conversion features of the debt did not meet the requirements for bifurcation.

The fair value of the warrants has been estimated to be $129,593 using the Black-Scholes option pricing model using the following average inputs:  volatility - 51%; risk free interest rate - 5% (2005-5%); option term – 1 5/12 years; and dividend yield – nil (2005-nil).

20.

United States generally accepted accounting principles cont’d:

(e)

Comprehensive loss:

Comprehensive loss equals net loss for all periods presented.

The effect of these accounting differences on contributed surplus, the equity and debt components of the convertible debenture, deficit, net loss, and net loss per share are as follows:

	As at December 31, 2006	As at December 31, 2005
Contributed Surplus, Canadian GAAP	$3,437,431	$2,639,702
Cumulative stock based compensation (a)	1,380,198	1,380,198
Beneficial conversion options (b)	208,200	208,200
Warrants issued for services (c)	722,000	722,000
Contingent warrants (d)	129,593	-
Additional paid-in capital, U.S. GAAP	$5,877,422	$4,950,100

Equity Components of Convertible Debenture, Canadian GAAP	$365,479	$-
Equity components of convertible debenture (d)	(365,479)	-
Equity Components of Convertible Debenture, U.S. GAAP	$-	$-

Deferred financing charges, Canadian GAAP	$71,142	-
Valuation differences (d)	32,604	-
Accretion differences (d)	(4,373)	-
Deferred financing charges, U.S. GAAP	99,373

Convertible debenture, Canadian GAAP	$1,231,300	$-
Valuation differences (d)	268,755	-
Accretion differences (d)	(25,131)	-
Convertible debenture, U.S. GAAP	$1,474,924	$-

Deficit, Canadian GAAP	$(39,924,950)	$(33,290,479)
Cumulative stock based compensation (a)	(1,380,198)	(1,380,198)
Beneficial conversion options (b)	(208,200)	(208,200)
Warrants issued for services (c)	(722,000)	(722,000)
Convertible debenture (d)	20,758	-
Deficit, U.S. GAAP	$(42,214,590)	$(35,600,877)

	Twelve months ended December 31,
	2006	2005

Net Loss for the period, Canadian GAAP	$(6,678,371)	$(6,631,656)
Accretion on convertible debenture Canadian GAAP (d)	40,860	-
Deferred financing expenses deducted under Canadian GAAP (d)	11,206	-

Accretion on convertible debenture U.S. GAAP (d)	(15,729)	-
Deferred financing expenses deducted under U.S. GAAP (d)	(15,579)	-

Net Loss for the period, U.S. GAAP	$(6,657,613)	(6,631,656)

Net Loss per share, U.S. GAAP and Canadian GAAP – basic and diluted	$(0.15)	$(0.23)

21.

Recent accounting pronouncements:

FIN 48

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), effective for fiscal years beginning after December 15, 2006.  This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes,” including the recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company will adopt FIN 48 on January 1, 2007, as required.  The impact of FIN 48 on the Company’s consolidated financial statements is not yet known or reasonably estimated.

EITF No. 06-3

In June 2006, the FASB ratified the consensuses reached by the Emerging Issues Task Force in Issue No. 06-3, “How Taxes collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (That is, Gross Versus Net Presentation).” Issue No. 06-3 requires disclosure of an entity’s accounting policy regarding the presentation of taxes assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer, including sales, use, value added and some excise taxes.  The Company presents such taxes on a net basis (excluded from revenues and costs). The adoption of Issue No. 06-3, which is effective for interim and annual reporting periods beginning after December 15, 2006, will have no impact on the Company’s consolidated financial statements.

FAS 157

In September 2006, the FASB issued FAS 157, “Fair Value Measurements”.  This financial accounting standard establishes a framework for measuring fair value and expands related disclosure requirements.  As applicable to Visiphor, this statement is effective as of the year beginning January 1, 2008. Visiphor is currently evaluating the impact that the adoption of FAS 157 would have on its consolidated financial statements.

Staff Accounting Bulletin 108

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.”  SAB 108 was issued to provide consistency between how registrants quantify financial statement misstatements.

Historically, there have been two widely-used methods for quantifying the effects of financial statement misstatements.  These methods are referred to as the “roll-over” and “iron curtain” method.  The roll-over method quantifies the amount by which the current year income statement is misstated.  Exclusive reliance on an income statement approach can result in the accumulation of errors on the balance sheet that may not have been material to any individual income statement, but which may misstate one or more balance sheet accounts.  The iron curtain method quantifies the error as the cumulative amount by which the current year balance sheet is misstated.  Exclusive reliance on a balance sheet approach can result in disregarding the effects of errors in the current year income statement that result from the correction of an error existing in previously issued financial statements.  The Company historically used the roll-over method for quantifying identified financial statement misstatements.

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

The Company applies SAB 108 using the retroactive method in connection with the preparation of its annual consolidated financial statements for the year ending December 31, 2006. The initial adoption of SAB 108 had no impact to the consolidated financial statements.

Item 8.

Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 8A. Disclosure Controls and Internal Controls Over Financial Reporting.

Disclosure Controls

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report (the “Evaluation Date”).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the the periods specified in the Securities and Exchange Commission’s rules and forms, and accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

In its assessment of the effectiveness of disclosure controls and procedures as of December 31, 2006, management of the Company, including the Chief Executive Officer and Chief Financial Officer, assessed what potential impact different possible material weaknesses as described below could have on the effectiveness of the Company’s disclosure controls and procedures. Management, including the Chief Executive Officer and Chief Financial Officer, determined that due to the small size of the Company the Chief Executive Officer and Chief Financial Officer have knowledge of all aspects of the Company’s operations at a detailed level sufficient to ensure that the Company’s disclosure controls and procedures were effective in timely alerting them to the material information related to the Company required to be included in the Company’s filings. This level of knowledge is considered by the certifying officers to be a compensating control and procedure that is adequate to eliminate the risk of a material error or omission in disclosure requirements.

Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management is also responsible for certifying the design of internal controls over financial reporting.

The Company’s independent auditors, Grant Thornton LLP, have advised management and the audit committee of the Company’s Board of matters that they considered to be material weaknesses in the Company’s internal control.  The weaknesses were comprised of: insufficient systems and controls in place to evaluate the Company’s internal control; insufficient segregation of duties; and inadequate preventive controls with too much reliance on detective and manual controls.  In order to remediate the matters that the Company’s independent auditors and management considered to be material weaknesses in the Company’s internal control, during August of 2005 the Company hired a new Controller who has significantly more experience and knowledge of internal control environments than the previous controller.  During the third quarter of 2006, the Company engaged an outside consulting group that specializes in internal control over financial reporting and the Sarbanes-Oxley Act of 2002. The consultants provided additional guidance in improving the Company's system of internal control over financial reporting and provided guidance on effective design of internal controls. During the third and fourth quarter of 2006, the Company addressed some of the weaknesses relating to segregation of duties reported by the auditors from the 2005 audit.  A significant number of the deficiencies relate to the Company's segregation of duties, so the Company has developed procedures to utilize additional staff and reassign duties of existing accounting department staff in order to address these deficiencies.  The Company continues to take steps to correct these weaknesses.

The management of the Company has evaluated the design of internal controls over financial reporting as outlined in the “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway

Commission, (“COSO”). This included an assessment of the Company’s internal control over financial reporting in particular the design of those internal controls. With the guidance of external and internal control consultants, the Company developed an assessment of current controls, reviewed existing deficiencies and developed a plan to address all known deficiencies, in particular issues relating to segregation of duties. As at December 31, 2006, the Company had created a design for internal controls over financial reporting. By December 31, 2007 the Company is required to certify the effectiveness of internal controls over financial reporting. This will be completed throughout the year by testing the operational effectiveness of internal controls over financial reporting.

Based on the assessment at December 31, 2006, management believes the Company has an effective design for internal controls over financial reporting however, also believes that certain material weaknesses exist that the Company will work to correct during 2007. The following is a summary of known material weaknesses:

Segregation of Duties

The management of the Company was advised by the auditors during the 2005 year end audit, they believed there were deficiencies in internal controls due to the lack of segregation and incompatibility of duties which could result in inaccurate financial reporting. Management addressed some of these issues during the second half of 2006 by using other resources to try to segregate some duties and by strengthening existing controls and procedures. The Company has a small finance group which has made total segregation of all duties challenging. There are compensating controls which the Company relies on to reduce the likelihood that material weaknesses will occur. The Company relies on managers to review certain transactions; the Chief Financial Officer reviews all material transactions.  Also, due to the relatively small size of the business, all transactions that may be material are known to the senior management as they are aware of all activities that are occurring in the business. However, these compensating controls do not fully mitigate this material weakness.  The Company plans to further address these issues in 2007.

Controls relating to Technology

Due to the relatively small size of the Company’s finance team the Company uses accounting software that is off the shelf and common for a business of our size. The auditors noted that certain security and access features of the program were not being used. The Company realizes the importance of segregation of duties and limiting access of parts of the accounting software for different employees, however due to the limited size of the finance team; the Company cannot do so without negatively affecting the efficiency of the department. Compensating controls such as frequent reviews minimize the risk of material misstatements from occurring. However, these compensating controls do not fully mitigate this material weakness.  The Company plans to further address these issues in 2007.

Other than the foregoing, during the year ended December 31, 2006, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Notwithstanding the foregoing, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Company’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Company and its subsidiaries to disclose material information otherwise required to be set forth in the Company’s periodic reports; however, the Company’s disclosure controls and procedures are designed to provide reasonable assurance that they will achieve their objective of ensuring that information required to be disclosed in the reports the Company files or submits under the Exchange Act is  recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Item 8B. Other Information.

None

Part III

Item 9.

Directors, Executive Officers, Promoters and Control Persons, Corporate Governance Compliance With Section 16(a) of the Exchange Act.

Executive Officers and Directors

The following table sets forth certain information concerning the Company’s executive officers and Directors as of March 22, 2007:

Name

Age

Position with the Company

Oliver “Buck” Revell

68

Chairman of the Board

Roy Davidson Trivett

59

Chief Executive Officer and Director

Al Kassam

44

Vice-President, Sales & Marketing & Support and Director

Keith Kretschmer

72

Director

Michael C. Volker(1)

58

Director

Clyde Farnsworth(1)

66

Director

Norman Inkster (1)

68

Director

Wanda Dorosz

56

Director

Amin Sunil

31

Chief Financial Officer

___________________________

(1)

Audit Committee Member

Oliver "Buck" Revell was appointed as the Company’s Chairman of the Board in January 2000.  Mr. Revell served for over 30 years in the United States Federal Bureau of Investigation, and during his career advanced to the position of Associate Deputy Director.  Mr. Revell has served on a number of Presidential and Vice Presidential task forces, including as Vice-Chairman of the Interagency Group for Counter-Intelligence and as a member of both the National Foreign Intelligence Board and the Terrorist Crisis Management Committee of the National Security Council.  Mr. Revell is a life member of the International Association of Chiefs of Police, and the founding Chairman of its Committee on Terrorism. Mr. Revell was President of the Law Enforcement Television Network 1999 to 2004 and also serves as a Trustee of the Center for American and International Law Dallas Texas and as President of the Institute for the Study of Terrorism and Political Violence in Washington DC.

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

Keith Kretschmer was appointed as a Director of the Company in March 2004.  Mr. Kretschmer retired following a 30-year career in financial services and investments in 2001. Prior to retirement, Mr. Kretschmer served as the Managing Director of Oppenheimer & Co. from 1993 to 1994 and with Oppenheimer Capital from 1994 to 2001. Oppenheimer Capital is a leading global value-equity investment firm with more than $20 billion in assets under management. Prior to his involvement at Oppenheimer, Mr. Kretschmer was a General Partner of Bear Stearns and Co. (Los Angeles) and Senior Managing Director of Bear Stearns and Co. Inc. (Boston). He also serves on the Board of Directors of Cogent Financial (d/b/a Medicredit).  Mr. Kretschmer served on the White House Advance Staff during the Ford and Nixon Administrations and he has served as an officer and director with a number of charities. He is a graduate of Wentworth Military Academy, the University of Nebraska, and attended UCLA’s Graduate School of Management.

Michael C. Volker was appointed to the Board of the Company in November 2003. He also currently serves as the Director of the Industry Liaison Office of Simon Fraser University in Burnaby, British Columbia.  From June 1996 to June 2001, he was Chairman of the Vancouver Enterprise Forum and continues as an active Director managing the Vancouver Technology Angel Network. Mr. Volker has taught courses in engineering, economics, design and management (organizational behavior) at the University of Waterloo, University of Toronto, Simon Fraser University, and Kansas University. Mr. Volker obtained his Bachelor of Science and Masters of Science degrees from the University of Waterloo. Mr. Volker also served a maximum term as a Governor of the University of Waterloo (1987 - 1993).

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

Norman Inkster became a Director of the Company in June 2004. Prior to joining the Board at Visiphor, he was the Commissioner of the RCMP from 1987 to 1994, President of Interpol from 1992 to 1994, Special Adviser to the Auditor General of Canada, following the events of September 11, 2001, appointed Special Adviser on matters of security by the Government of Ontario, an Officer of the Order of Canada, Global Managing Partner of the forensic practice of a major international accounting firm, Member of the Canadian and International Associations of the Chiefs of Police, Honorary Chief of the Blackfoot Tribe and Honorary Member of the Bear Clan of the Cree Nation, Founder and President of the Inkster Group.

Wanda Dorosz became a Director of the Company in August 2006.  Ms. Dorosz is currently the Chairman and CEO of Quorum Group of Companies.  Ms. Dorosz is a founder and the Chairman and CEO of Quorum Group of Companies (“Quorum”) which operate out of Toronto, New York and Bermuda.  From 1976 until 1987 Ms. Dorosz practiced law, specializing in tax and corporate finance issues primarily related to Canadian and U.S. technology companies. She is currently a Director of numerous private, public and not-for-profit organizations including CCR Technologies Ltd., Wellpoint Systems Inc., LxSix Photonics Inc., Positron Technologies Inc., NGRAIN Technology and Products, York University Schulich Business School Advisory Board, and Top 40 Under 40 Board of Directors.  Some of her prior Directorships include Investors Group, the Residential Equities Board of Trustees, the University of Toronto Governing Council, Toronto Stock Exchange Advisory Council, Abitibi-Price Office Products, Positron Fibre Systems, PC DOCS Group International, Inc., Promis Systems Corporation, Enghouse Systems Limited, National Advisory Board on Science and Technology (NABST), an appointment of the Prime Minister, Director and Executive Committee Member of the Harbourfront Corporation, Anderson Consulting (now Accenture) Canadian Advisory Board, and the Ontario Centre for Microelectronics. She has been a national judge of the Canadian Entrepreneur Program for a number of years.

Sunil Amin joined Visiphor in August 2006 and has served as the Company’s Controller from August 2006 to February 2007, at which time he was appointed Chief Financial Officer. From 2003 to 2006, Mr. Amin was with Stockgroup Media Ltd. which is a leading financial media company focused on user-generated content and collaborative technologies.   Prior to Stockgroup Media Ltd., Mr. Amin was involved with financial services at TD Canada Trust. Mr. Amin holds a Certified General Accountant designation.

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

Audit Committee and Audit Committee Financial Expert

Visiphor has established a separately-standing audit committee in accordance with Section 3(a)(58)(A) of the Exchange Act which was comprised of Clyde Farnsworth, Chairman, Norman Inkster and Mike Volker, each of whom is ‘independent’ for audit committee purposes according to the listing standards of the NASDAQ Stock Market and the regulations of the SEC. As at December 31, 2006, the Board has determined that Mr. Farnsworth, who is an “independent” Director (as that term is used in Item 7(d) (3) (iv) of Schedule 14A under the Exchange Act) meets all of the criteria required of an audit committee financial expert.  The audit committee recommends independent accountants to audit its financial statements, discusses the scope and results of the audit with the independent accountants, reviews its interim and year-end operating results with its executive officers and independent accountants, considers the adequacy of the internal accounting controls, considers the audit procedures of the Company and reviews the non-audit services to be performed by the independent accountants.

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

Item 10.  Executive Compensation.

Compensation of Named Executive Officers

The following table sets forth compensation paid or earned for the year ended December 31, 2006 by the Company’s Chief Executive Officer and each of the Company’s next four most highly compensated executive officers that received compensation in excess of US$100,000 during the year (the “Named Executive Officers”).

Summary Compensation Table for 2006

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards(2) ($)	Non-Equity Incentive Plan Compensa-tion ($)	Nonqualified Deferred Compensa-tion Earnings ($)	All Other Compensa-tion ($)	Total ($)
Roy Trivett Chief Executive Officer	2006	168,800	N/A	N/A	69,157	N/A	N/A	N/A	237,957
Wayne Smith Chief Financial Officer (1)	2006	180,165	N/A	N/A	38,611	N/A	N/A	N/A	218,776
Al Kassam Vice President, Sales	2006	167,690	N/A	N/A	35,633	N/A	N/A	N/A	203,323
Thomas J. Healy Vice President, Consulting Services	2006	122,853	N/A	N/A	36,501	N/A	N/A	N/A	159,354
Michael J. Hilton President & Chief Operating Officer	2006	145,931	N/A	N/A	19,110	N/A	N/A	N/A	165,041

(1)

Wayne Smith resigned effective January 31, 2007.

(2)

The amounts in this column reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2006 in accordance with FAS 123(R) of option awards pursuant to the Company’s stock option plan and thus may include amounts from awards granted in and prior to 2006.  Assumptions used in the calculations of these amounts are included in footnote 11 to the Company’s audited financial statements for the fiscal year ended December 31, 2006 included in this Annual Report.

Employment Agreements

Visiphor has a consulting agreement with Trivett Holdings Ltd., a Company controlled by Roy Trivett, the Company’s President and Chief Executive Officer.  The contract consists of an annual fee of $200,000.  The agreement extends for 12 months from January to December unless renewed or terminated.  Either party may terminate the Agreement on notice given not less than, in the case of Visiphor, six (6) months’ or, in the case of Trivett Holdings Ltd, 1 month’s notice.  The six months’ notice from Visiphor will become the severance allowance.

Visiphor had a consulting agreement with TelePartners Consulting Inc., a Company controlled by Wayne Smith, the Company’s former Chief Financial Officer and Chief Operating Officer.  The contract consisted of an annual fee of $175,000.  Effective March 1st, 2007 TelePartners Consulting Inc terminated this consulting agreement.  A new consulting agreement is currently under review.

Visiphor has a consulting agreement with AG Kassam and Associates, Inc., a Company controlled by Al Kassam, the Company’s Vice President, Sales, Marketing & Support Services. The contract consists of an annual fee of $166,000.  The agreement will extend for a period of 12 months from the date first set forth above and will be renewed automatically for an additional period of 12 months concurrent with the expiry of the initial 12 month term without any additional requirement by either party unless terminated in the manner provided for under the agreement.  Either party may terminate the agreement on notice given not less than, in the case of Visiphor, twelve (12) months’ or, in the case of Kassam, 1 month’s notice.  The twelve months’ notice from Visiphor will become the severance allowance.

Visiphor had an employment agreement with Thomas James Healy, the Company’s Vice President, Support Services.  Mr. Healy’s contract consisted of an annual fee of $137,500.  Mr. Healy resigned as Vice President, Support Services effective November 10, 2006. The agreement was terminated on November 10th, 2006.  Effective January 15th, 2007, Visiphor entered into a consulting agreement for the sole purpose of completing an internal project.  The fees and total compensation for the services include an hourly fee of $50 per hour for both onsite and offsite work as required, and an extension to the original expiry date of all stock options granted during employment at Visiphor, up to and including the last day of full-time employment, to 15 days following full acceptance and payment for the services provided.

Visiphor had entered into an employment agreement with Michael James Hilton, the Company’s President and Chief Operating Officer.  Mr. Hilton’s contract consisted of an annual fee of $150,000.  Mr. Hilton resigned as President and Chief Operating Officer, effective November 30, 2006.  The agreement was terminated on November 30th, 2006.  Effective January 15th, 2007, Visiphor entered into a consulting agreement for the sole purpose of completing an internal project.  The fees and total compensation for the services include an hourly fee of $50 per hour for both onsite and offsite work as required, and an extension to the original expiry date of all stock options granted during employment at Visiphor, up to and including the last day of full-time employment, to 15 days following full acceptance and payment for the services provided.

Option Re-pricing

On May 8, 2006, the Company re-priced 1,500,000 common share purchase options previously granted to Named Executive Officers to $0.45 per share from various prices ranging from $0.78 to $0.79 per share.  The vesting provisions and expiry dates of the re-priced options remains unchanged.

The following table includes certain information with respect to the value of all previously awarded unexercised options held by the Named Executive Officers at December 31, 2006.

Outstanding Equity Awards at 2006 Fiscal Year-End

Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Roy Trivett	190,000 180,000 66,667 161,481 18,519	0 90,000 133,333 322,963 37,037	N/A	0.40 0.45 0.21 0.13 0.085	August 28, 2007 June 24, 2008 August 15, 2009 December 6, 2009 March 5, 2010
Wayne Smith	5,556 5,556 100,000 86,667 66,667 86,296	0 0 0 43,333 133,333 172,592	N/A	0.45 0.45 0.40 0.45 0.21 0.13	June 30, 2007 October 31, 2007 August 18, 2007 June 24, 2007 August 15, 2009 December 6, 2009
Al Kassam	31,111 60,000 33,334 10,119 16,178	0 0 66,666 20,237 32,355	N/A	0.45 0.45 0.21 0.13 0.085	September 26, 2007 August 18, 2007 June 24, 2008 August 15, 2009 March 5, 2010
Thomas J. Healy	83,333 33,333	166,667 66,667	N/A	0.45 0.21	January 5, 2009 August 15, 2009
Michael J. Hilton	116,667 50,000 83,333	233,333 100,000 166,667	N/A	0.45 0.21 0.18	January 5, 2009 August 15, 2009 September 22, 2009

All options are granted for a period of three years.  One-third of the options vest on the date of grant, one-third on the first anniversary of the date of grant and one-third on the second anniversary of the date of grant.

Compensation of Directors

The following table provides compensation information for the fiscal year ended December 31, 2006 for each of the Company’s non-employee members of the Board.

Director Compensation for 2006

Name(1)	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings	All Other Compen-sation ($)	Total ($)
Oliver Revell Chairman of the Board	8,500	N/A	13,094	N/A	N/A	55,225	76,819
Clyde Farnsworth	17,250	N/A	12,357	N/A	N/A	N/A	29,607
Norman Inkster	12,500	N/A	28,505	N/A	N/A	N/A	41,005
Keith Kretschmer	16,250	N/A	21,912	N/A	N/A	N/A	38,162
Michael Volker	19,000	N/A	10,850	N/A	N/A	N/A	29,850
Wanda Dorosz	7,250	N/A	4,777	N/A	N/A	N/A	12,027

(1)

Roy Trivett and Al Kassam are not included in this table as they are employees of the Company and thus receive no compensation for services as directors on the Board.  The compensation received by Messrs. Trivett and Kassam as employees of Visiphor is shown in the Summary Compensation Table on page 62.

During the most recently completed financial year ended December 31, 2006, there was cash compensation of $80,750 earned by Visiphor’s directors.  The Company compensates directors that do not receive compensation as consultants or employees on a fee per meeting attended basis. There were eight meetings during 2006.  The payment structure is $2,500 for personal attendance at full Board meetings, $1,500 for attendance by telephone and $1,000 for personal attendance at committee meetings and $750 for attendance by telephone to committee meetings.  The Company reimburses directors for expenses incurred in connection with their services as directors.  The Company may grant stock options to its directors of which the timing, number, and exercise price are established on a case-by-case basis.  The Compensation Committee (the “Committee”) is appointed by the Board of the Company from members of the Board of Directors, all of which are independent non-employee directors. No director may serve on the Committee unless he or she (i) is a "Non-employee Director" for purposes of Rule 16b-3 under the Securities Exchange Act of 1934, as amended, and (ii) satisfies the requirements of an "outside director" for purposes of Section 162(m) of the Internal Revenue Code.  The Committee Chair and members are designated annually by a majority of the full Board, and may be removed, at any time, with or without cause, by a majority of the full Board.

The Compensation Committee administers the incentive compensation plan and makes the recommendation to grant stock incentives to key employees of the Company reviewed on an annual basis.

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information concerning the number of the Company’s common shares owned beneficially as of March 22, 2007 by: (i) each Named Executive Officer of the Company; (ii) each Director of the Company; (iii) each person known to the Company to beneficially own more than five percent (5%) of the Company’s common shares based upon statements filed with the Securities and Exchange Commission pursuant to Sections 13(d) or (g) of the Exchange Act; and (iv) all of the Company’s Directors and officers as a group.  Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

TITLE OF CLASS	NAME AND ADDRESS OF BENEFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNER	PERCENT OF CLASS(1)

Common Shares	Roy Davidson Trivett 2683 Country Woods Drive Surrey, BC V3S 0E6 Canada	4,698,944(2)	10.5%

Common Shares	Oliver “Buck” Revell 36 Victoria Drive, Suite A Rowlett, TX 75088-6062 USA	1,434,307(3)	3.24%

Common Shares	Clyde Farnsworth 2256 Mariners Way SE Southport, NC 28461 USA	594,167(4)	1.34%

Common Shares	Keith Kretschmer 294 Sunshine Avenue Sequim, Washington 98382-9681 USA	1,394,167(5)	3.15%

Common Shares	Al Kassam 5518 – 129th Street Surrey, BC V3X 3G4 Canada	743,126(6)	1.67%

Common Shares	Norman Inkster 16 Maple Avenue Toronto, Ont. M4W 2T6 Canada	130,000(7)	*

Common Shares	Michael C. Volker 7165 Cliff Rd West Vancouver, BC V7W 2L3 Canada	270,000(8)	*

Common Shares	Wanda Dorosz 13265 Fallbrook Trail, RR#5 Georgetown, Ontario L7G 4S8 Canada	33,334(9)	*

Common Shares	Sunil Amin 7448 Broadway Burnaby, BC V5A 1S4 Canada	50,000(10)	*

Common Shares	Fidelity Canadian Growth Fund** 483 Bay Street, Suite 200 Toronto, Ontario M5G 2N7 Canada	2,927,500	6.64%

Common Shares	All Directors and officers as a group (9 persons)	9,348,045 (11)	20.37%

___________________

* Indicates less than one (1) percent

** based on  information available through EDGAR

(1)

Based on an aggregate 44,114,775 common shares issued and outstanding as of March 22, 2007.

(2)

Includes (a) 616,667 common shares issuable pursuant to stock options under the Company’s stock option plan exercisable within 60 days of March 22, 2007, and (b) 3,727,777 common shares held by Trivett Holdings Ltd., a corporation in which Mr. Trivett is the sole shareholder, officer and Director.

(3)

Includes (a) 161,111 common shares issuable pursuant to stock options under the Company’s stock option plan exercisable within 60 days of March 22, 2007, and (b) 990,748 common shares held by Revell Group International, a corporation in which Mr. Revell is the officer and Director.

(4)

Includes 158,333 common shares issuable pursuant to stock options under the Company’s stock option plan exercisable within 60 days of March 22, 2007.

(5)

Includes 211,667 common shares issuable pursuant to stock options under the Company’s stock option plan exercisable within 60 days of March 22, 2007.

(6)

Includes (a) 270,742 common shares issuable pursuant to stock options under the Company’s stock option plan exercisable within 60 days of March 22, 2007, and (b) 93,333 common shares held by the Kassam Trust, a trust in which Mr. Kassam the trustee.

(7)

Includes 130,000 common shares issuable pursuant to stock options under the Company’s stock option plan exercisable within 60 days of March 22, 2007.

(8)

Includes 145,000 common shares issuable pursuant to stock options under the Company’s stock option plan exercisable within 60 days of March 22, 2007.

(9)

Includes 33,334 common shares issuable pursuant to stock options under the company’s stock option plan exercisable within 60 days of March 22, 2007.

(10)

Includes 50,000 common shares issuable pursuant to stock options under the Company’s stock option plan exercisable within 60 days of March 22, 2007.

(11)

Includes (a) 1,776,854 common shares issuable pursuant to stock options under the Company’s stock option plan exercisable within 60 days of March 22, 2007.

The Company is not aware of any arrangement that might result in a change in control in the future.

Equity Compensation Plan Information as of December 31, 2006
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plan approved by security holders	8,292,500	$0.32	322,618
Equity compensation plans not approved by security holders	N/A	N/A	N/A
	8,292,500	$0.32	322,618

Item 12.  Certain Relationships and Related Transactions, and Director Independence.

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
2.1(7)

Share Purchase Agreement dated October 5, 2005, among Michael James Hilton, Thomas James Healy, Ronald E. Matthews, Jason Fyfe, Paul McHenry, Simon Chester, Adam Bowron, Sunaptic Solutions Inc. and Visiphor

3.1(5)	Articles of Continuance
3.2(5)	Bylaw No.1
4.1(1)	Shareholder Agreement dated February 23, 1999 among the original shareholders and the Former Visiphor Shareholders
10.1(2)	Revolving Line of Credit dated February 21, 2003 between Visiphor and Altaf Nazerali
10.2(2)	Amended and Restated Loan Agreement: RevolvingLine of Credit dated April 15, 2003 between Visiphor and Altaf Nazerali
10.3(2)	General Security Agreement dated April 15, 2003 between Visiphor and Altaf Nazerali
10.4(2)	Grid Promissory Note dated February 21, 2003 between Visiphor and Altaf Nazerali
10.5(2)	Grid Promissory Note Amended and Restated dated April 15, 2003 between Visiphor and Altaf Nazerali
10.6(2)	Source Code License Agreement dated April 15, 2003 between Visiphor and Altaf Nazerali
10.7(2)	Source Code Escrow Agreement dated April 15, 2003 between Visiphor and Altaf Nazerali
10.8(3)	Debenture Agreement between Visiphor and 414826 B.C. Ltd dated May 30, 2003
10.9(4)	Consulting Agreement dated July 15, 2003 between Visiphor and Roy Trivet
10.10(6)	Visiphor Corporation Stock Option Plan
10.11(8)	Sublease Agreement between Shaw Cablesystems Limited and Visiphor
10.12(8)	Release of Claims Agreement between OSI Systems, Inc. and Visiphor dated September 14, 2005
10.13(9)	Placement Agent Agreement, effective as of November 7, 2005, between Visiphor and Certain Agents.
10.14(10) *	Lease Agreement between Bremmvic Holdings Limited and Visiphor dated September 14, 2005
10.15(10) *	Sublease agreement between International Vision Direct and Visiphor dated November 1, 2004
10.16(10) *	Consulting Agreement with Trivett Holdings and Visiphor dated January 1, 2005
10.17(10) *	Consulting Agreement with TelePartners and Visiphor dated January 1, 2005
10.18(10) *	Consulting Agreement with AG Kassam and Visiphor dated January 1, 2005
10.19(10) *	Employment Agreement with Colby James Smith and Visiphor dated January 1, 2005
10.20(10)	Consulting Agreement with Oliver “Buck” Revell and Visiphor dated January 1, 2005
10.21(11)	Convertible Secured Debenture of Visiphor in favor of Quorum Secured Equity Trust in the Principal Sum of Cdn$1,600,00, due December 15, 2009
10.22(11)	Performance Warrant to purchase up to 2,350,000 common shares of Visiphor at a price of Cdn$0.30 per common share
10.23(11)	Subscription Agreement dated July 12, 2006 addressed to Visiphor and executed by Quorum Secured Equity Trust
10.24(11)	General Security Agreement dated July 12, 2006 in favor of Quorum Secured Equity Trust between Visiphor and Quorum Secured Equity Trust
10.25(11)	Postponement and Subordination Agreement dated July 12, 2006 between Roy Trivett, Quorum Secured Equity Trust and Visiphor
10.26(11)	Postponement and Subordination Agreement dated July 12, 2006 between Keith Kretschmer, Quorum Secured Equity Trust and Visiphor
10.27(11)	Promissory Note of Visiphor dated July 12, 2006 in the amount of Cdn$85,000 payable to Roy Trivett
10.28(11)	Promissory Note of Visiphor dated July 12, 2006 in the amount of US$400,000 payable to Keith Kretschmer
10.29(11)	General Assignment of Accounts Receivable by Visiphor to Roy Trivett dated July 12, 2006
10.30(11)	General Assignment of Accounts Receivable by Visiphor to Keith Kretschmer dated July 12, 2006
10.30(12) *	Consulting Agreement between Visiphor and MIVA Holdings, Inc. dated September 16, 2006
2.3.1	Consent of Grant Thornton, LLP
2.4.1	Powers of Attorney (included on signature page)
31.1	Section 302 Certification
31.2	Section 302 Certification
32.1	Section 906 Certification
32.2	Section 906 Certification
99.1	Risk Factors
99.2	Form 51-9Form 51-901F as required by the British Columbia Securities Commission

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

(5)

Previously filed as part of Visiphor’s Current Report on Form 8-K filed on July 18, 2005.

(6)

Previously filed as part of Visiphor’s Form S-B filed on August 19, 2005.

(7)

Previously filed as part of Visiphor’s Current Report on Form 8-K filed on November 25, 2005.

(8)

Previously filed as part of Visiphor’s Quarterly Report on Form 10-QSB for the period ended September 30, 2005.

(9)

Previously filed as part of Visiphor’s Current Report on Form 8-K filed on December 7, 2005.

(10)

Previously filed as part of Visiphor’s Annual Report on Form 10-KSB for the period ended December 31, 2005.

(11)

Previously filed as part of Visiphor’s Current Report on Form 8-K filed July 20, 2006.

(12)

Previously filed as part of Visiphor’s Current Report on Form 8-K filed on September 28, 2006.

Item 14.  Principal Accountant Fees and Services.

Audit Fees

Fees billed by Grant Thornton LLP, for professional services totaled $122,584 for the year ended December 31, 2006 and $24,500 for the year ended December 31, 2005, including fees associated with the annual audit and reviews of quarterly reports on Form 10-QSB.

Audit-Related Fees

Fees for audit-related services totaled $nil for the year ended December 31, 2006.   Audit-related fees incurred for the year ended December 31, 2005 were $nil.

Tax Fees

Fees for tax services, including fees for review of the Company’s consolidated federal income tax return, billed by  Grant Thornton LLP totaled $1,090 for the year ended December 31, 2006 and $nil for the year ended December 31, 2005.

All other Fees

Fees billed by Grant Thornton LLP, for professional services rendered during the fiscal years ended December 31, 2006 totaled $nil and $nil for December 31, 2005 other than those specified above.

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

There were no fees in 2006 that were not pre-approved by the Audit Committee. All services described above under the captions "Audit Fees", Audit Related Fees",  "Tax Fees" and “All other Fees” were approved by the Audit Committee pursuant to SEC Regulation S-X, Rule 2-01(c)(7)(i).

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Vancouver, Province of British Columbia, on March 22, 2007.

VISIPHOR CORPORATION

/s/ Roy Trivett

Roy Trivett

President and Chief Executive Officer

POWERS OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Roy Trivett and Sunil Amin, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all said attorneys-in-fact and agents of them or their substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Oliver Revell
____________________ Oliver Revell	Chairman and Director	March 22, 2007
/s/ Roy Trivett
____________________ Roy Trivett	Chief Executive Officer and Director (principal executive officer )	March 22, 2007
/s/ Sunil Amin
____________________ Sunil Amin	Chief Financial Officer (principal financial and accounting officer)	March 22, 2007
/s/ Clyde Farnsworth
____________________ Clyde Farnsworth	Director	March 22, 2007
/s/ Al Kassam
____________________ Al Kassam	Director	March 22, 2007
/s/ Norman Inkster
____________________ Norman Inkster	Director	March 22, 2007
/s/ Keith Kretschmer
____________________ Keith Kretschmer	Director	March 22, 2007
/s/ Michael Volker
____________________ Michael Volker	Director	March 22, 2007
/s/ Wanda Dorosz
____________________ Wanda Dorosz	Director	March 22, 2007

Exhibit 31.1

CERTIFICATION

I, Sunil Amin, certify that:

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

Date: March 22, 2007

/s/ Sunil Amin Sunil Amin Chief Financial Officer (principal financial and accounting officer)

1

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

Date: March 22, 2007

/s/ Roy Trivett Roy Trivett Chief Executive Officer (principal executive officer)

1

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. § 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Visiphor Corporation (the “Company”) on Form 10-KSB for the period ended December 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Sunil Amin, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Sunil Amin Sunil Amin Chief Financial Officer (principal financial and accounting officer) March 22, 2007

1

Exhibit 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. § 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Visiphor Corporation (the “Company”) on Form 10-KSB for the period ended December 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Roy Trivett, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Roy Trivett Roy Trivett Chief Executive Officer (principal executive officer) March 22, 2007

1

Exhibit 99.1

BC FORM 51-102F1

QUARTERLY REPORT

ISSUER DETAILS:

Name of Issuer	VISIPHOR CORPORATION
For the year Ended	December 31, 2006
Date of Report	March 22, 2007
Issuer Address	1100 – 4710 Kingsway Burnaby, British Columbia V5H 4M2
Issuer Fax Number	(604) 684-9314
Issuer Telephone Number	(604) 684-2449
Contact Name	Sunil Amin
Contact Position	Chief Financial Officer
Contact Telephone Number	(604) 684-2449
Contact Email Address	Sunil.amin@visiphor.com
Web Site Address	www.visiphor.com

CERTIFICATE

THE THREE SCHEDULES REQUIRED TO COMPLETE THIS REPORT ARE ATTACHED AND THE DISCLOSURE CONTAINED THEREIN HAS BEEN APPROVED BY THE BOARD OF DIRECTORS.  A COPY OF THIS REPORT WILL BE PROVIDED TO ANY SHAREHOLDER WHO REQUESTS IT.

Clyde Farnsworth Name of Director	/s/Clyde Farnsworth Sign (typed)	07/03/22 Date Signed (YY/MM/DD)

Roy Trivett Name of Director	/s/ Roy Trivett Sign (typed)	07/03/22 Date Signed (YY/MM/DD)

Supplementary Information to the Financial Statements

Management’s Discussion and Analysis

As at March 22, 2007

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

In addition to a suite of data sharing and integration products, Visiphor also has a premier consulting team, Visiphor Consulting Services, that can provide services to organizations ranging from business process management support, development of an integration strategic plan, through to the design, development and implementation of a complete data sharing and integration solution for any combination of internal applications integration, business partner integration, process automation or workflow.

Overview

The Company’s Business

The Company derives a substantial portion of its revenues, and it expects to derive a substantial portion of its revenues in the near future, from sales of its software and services to a limited number of customers, and from the consulting segment of the business. Additional revenues are achieved through the implementation and customization of software as well as from the support, training, and ongoing maintenance that results from each software sale and from consulting services revenues. The Company’s success will depend significantly upon the timing and size of future purchase orders from its largest customers as well as from the ability to maintain relationships with its existing customer base.

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

Results of Operations for the three-month period and year ended December 31, 2006 compared to December 31, 2005:

Non-GAAP Operating Cash Flow

The Company presents income excluding non-cash items and one-time unusual expenses which is a supplemental financial measure that is not required by, or presented in accordance with, generally accepted accounting principles. The Company presents income excluding non-cash items and one-time unusual expenses because the Company considers it an important supplemental measure of its operations as it provides an indicator of the Company’s progress towards achieving a cash flow from revenues that is equal to or greater than the cash expense level, and it enhances period-to-period comparability of the cash flow of the Company’s operations. This non-GAAP financial measure may not be comparable to the calculation of similar measures reported by other companies. This measure has limitations as an analytical tool. It should not be considered in isolation, as an alternative to, or more meaningful than financial measures calculated and reported in accordance with GAAP. It should not be considered as an alternative to cash flow from operations determined in accordance with GAAP. Included below is a reconciliation of income excluding non-cash items and one-time unusual expenses, a non-GAAP financial measure, to cash flow used for operations, the most directly comparable financial measure calculated and reported in accordance with GAAP.

	Three months ended December 31,		Year ended December 31,
	2006	2005	2006	2005

Loss for the period	$(1,221,734)	(1,964,380)	$(6,678,371)	$(6,631,656)
Items not involving cash:
Amortization	321,620	528,051	1,850,535	1,716,746
Stock-based compensation	133,250	169,236	797,730	858,209
Accretion of convertible debenture	22,724	-	40,860	-
Deferred financing costs expensed	6,113	-	11,206	-
Write-down of doubtful accounts	86,301	-	86,301	-
Foreign exchange adjustment on loan payable	19,080	-	19,080	-
Changes in non-cash operating working capital:
Accounts receivable	(513,403)	83,429	252,848	(517,342)
Accrued revenue receivable	68,476	(13,157)	100,910	(13,157)
Prepaid expenses and deposit	49,637	(117,615)	133,677	(191,246)
Accounts payable and accrued liabilities	706,857	(472,854)	633,178	9,356
Deferred revenue	65,747	(31,995)	149,798	77,886
Cash used for operations	(255,332)	(1,819,286)	(2,602,248)	(4,691,204)
Excluded from non-GAAP measure
Changes in non-cash operating working capital:
Accounts receivable	513,403	(83,429)	(252,848)	517,342
Accrued revenue receivable	(68,476)	13,157	(100,910)	13,157
Prepaid expenses and deposit	(49,637)	117,615	(133,677)	191,246
Accounts payable and accrued liabilities	(706,857)	472,854	(633,178)	(9,356)
Deferred revenue	(65,747)	31,995	(149,798)	(77,886)
Included in non-GAAP measure
Restructuring charge	-	-	(102,462)	-
Non-GAAP operating cash flow	$(632,646)	(1,267,093)	(3,975,121)	(4,056,701)

Based on the non-GAAP financial measure the Company’s revenues generated or will generate $3,975,121 less cash than its expenses required for the year ended December 31, 2006, which is $81,580 or 2% more than for the year ended December 31, 2005. The Company’s revenues generated or will generate $632,646 less cash than its expenses required for the three month period ended December 31, 2006, which is $634,447 or 50% more than for the three month period ended December 31, 2005. The Company is working towards an immediate goal of achieving a positive cash flow from its operations based on this non-GAAP financial measure and expects to achieve this goal by the end of the first quarter of 2007.

As part of the Company’s commitment to achieving a positive cash flow from its operations based on the non-GAAP financial measure by the end of the first quarter of 2007, subsequent to December 31, 2006 the Company has continued its plan of reducing its monthly cash operating expenses.  The cost reductions have been achieved through a consolidation of the Vancouver and Burnaby, B.C. offices into the Burnaby head office location; changes to the executive compensation structure; general cost saving measures; and a lay-off of staff. The lay-off of staff in November 2006, consisted of 16 full-time staff members representing 20% of the Company’s employees, of which three have been subsequently recalled to work due to increasing sales volumes.

Revenues

Visiphor’s total revenues for the three-month period ended December 31, 2006 were $1,458,707, which is 36% greater than the prior year level of $1,076,312. The year-to-date revenues increased 92% to $6,383,383 over the prior year level of $3,330,141. The increase is due to increased consulting services revenues as a result of the acquisition of Sunaptic in November of 2005 and increased services revenues from the installation of software products sold in prior periods.

Software Licensing and Related Services revenues were $422,338 for the three month period ended December 31, 2006 compared to the prior year’s level of $308,076, an increase of 37%. Software Licensing and Related Services revenues were $1,358,473 for the year compared to the prior year’s level of $2,291,730, a decrease of 41%. The decreased software licensing and related services revenues were primarily due to lower sales volumes combined with delays in customer delivery acceptance schedules and are expected to increase in subsequent periods as deliveries are completed.

Professional services revenues for the three-month period ended December 31, 2006 were $812,070 as compared to $580,629 in 2005. Professional services revenues for the year ended December 31, 2006 were $4,211,611 as compared to $580,629 in 2005. The comparative figure from 2005 only represented the amount recognized after the November 19th, 2005 acquisition of Sunaptic.

Support revenue for the three-month period ended December 31, 2006 was 12% lower at $90,471 compared to $102,286 for 2005. Support revenue year-to-date was 18% higher at $435,165 than the prior year level of $368,377.

As of March 8, 2007, Visiphor had work in process and contracted orders totalling approximately $3.1 million that are not recorded in the financial statements as at December 31, 2006. Consequently, Visiphor expects that revenues will increase during 2007 and will continue to increase as the Company’s current and newly developed products and solutions continue to gain increasing customer acceptance. The Company has been attracting new business opportunities in the U.S. market and anticipates significant growth in the U.S. There can be no assurance; however, that such future revenue or future growth will materialize or if such revenue or future growth does materialize that it will be significant.

Other revenues for the three-month period ended December 31, 2006 were $133,828, whereas other revenues of $85,321 were earned in the prior year. Other revenues year-to-date was $378,134 compared to $89,004 for 2005. The increase was primarily due to revenue earned in 2006 of $166,512 through a contract where a sub-contractor is providing the services, and $47,400 from the resale of third party software.  The costs associated with these revenues are included in cost of materials.

Operating Expenses

Operating expenses totalled $2,680,441 for the three-month period ended December 31, 2006, which is 12% less than the 2005 operating expenses of $3,040,691 for the same period. The decreased costs were primarily due to the reduction of the salary expenses during the quarter.

Operating expenses totalled $13,061,754 for the year ended December 31, 2006, which is 31% greater than the 2005 operating expenses of $9,961,797.  Professional Services was the major factor contributing to the increase in overall operating expenses. The consulting area within Professional Services was created in late 2005 as a result of the acquisition of Sunaptic. Professional Services expenses increased $3,251,492 or 268% due to having consulting expenses, primarily wages, for an entire year as compared to 2005 when the Company had only recorded two months of similar expenses. Sales and marketing costs increased due to additional sales staff being hired. This was offset slightly by a reduction in the Company’s marketing staff costs. Administration costs decreased 7% this year as the Company’s effort to manage overall cost has been effective.

Staff levels decreased from 100 employees at January 1, 2006 to 55 at December 31, 2006. In January 2006, through the integration process with Sunaptic, the Company was able to streamline its operations and achieve operational efficiencies that allowed it to eliminate 16 full-time employee positions. The Company recorded a restructuring charge of $102,462 during the first quarter of 2006 for severance costs associated with the staff reductions. The Company also laid-off staff in the second and fourth quarters in order to achieve its goal of reducing expenses so that the Company can achieve break even operations for 2007.

The Company continued to improve its operational efficiencies during 2006, including closing its Victoria, B.C. office and consolidating the Victoria operations into the Burnaby, B.C. head office.  During 2006 and subsequent to

December 31, 2006, the Company consolidated its Vancouver and Burnaby, B.C. offices into the Burnaby head office location; changed its executive compensation structure and implemented general cost saving measures.

Administration

Administrative costs for the three-month period ended December 31, 2006 were $548,816, which is 18% lower than for 2005 administrative costs of $665,082. Administrative costs include staff salaries and related benefits and travel, consulting and professional fees, facility and support costs, shareholder, regulatory and investor relations costs.

Administrative costs for the year ended December 31, 2006 were $2,587,779, which is 7% lower than administrative costs for 2005 of $2,781,853.  The decrease was primarily due to overall cost management.

Bad Debt

There was no bad debt recorded for the three-month period ended December 31, 2006 compared with $27,822 in the same period in 2005. For the year ended December 31, 2006, bad debts were $86,301 compared with $70,623 in the same period in 2005.  Bad debts in both periods are due to write-offs of an individual account for each year from customers that have defaulted on payment of their accounts or their accounts were considered uncollectible.

Cost of Materials

Cost of materials for the three-month period ended December 31, 2006 was $180,432 compared to $42,905 for 2005. The costs for the year ended December 31, 2006 were $352,142 and $66,005 in 2005. This cost includes approximately $121,000 for sub-contracted services required for the security assessments for the King County RAIN project and for software purchased for resale to other customers.

Interest and Amortization

Interest expense increased 83% to $126,167 for the three-month period ended December 31, 2006 compared with the same three-month period in 2005 of $42,905. For the year ended December 31, 2006, interest expense increased by 321% to $294,055 compared to $69,907 in 2005. The increases in both periods are primarily due to the interest expense on the convertible debenture and interest on the loans payable. Interest expense is expected to increase again in 2007 due to interest on the convertible debenture.

The amortization expense decreased by 39% for the three-month period ended December 31, 2006 to $321,620 compared to $528,051 in 2005. For the year ended December 31, 2006, amortization expense increased 8% to $1,850,535 compared to $1,716,746 in 2005. The increase for the year is related to technology equipment acquired during latter 2005 and during 2006. The decrease in the fourth quarter is due to the approximately $90,000 per month Briyante acquisition amortization expiring in November 2006. Amortization expense for 2007 is expected to be substantially lower than in 2006 due to the majority of the Company’s intangible assets having been fully amortized during 2006.

Sales and Marketing

Sales and marketing expenses for the three-month period ended December 31, 2006 were $264,241 compared to $565,098 for 2005, which represents a 53% decrease.  Overall, the expenses related to sales and marketing decreased for the quarter as the Company continued to concentrate on building sales and relationships rather than on general marketing activities.

Sales and marketing expenses for the year ended December 31, 2006 decrease 14% to $1,537,207 compared to $1,790,258 in 2005. As part of the Company’s overall cost-cutting efforts, there were reductions to the marketing salary expenses and general marketing activities for the year.

Professional Services

Costs for professional services group for the three-month period ended December 31, 2006 were $817,938, which is a 39% increase compared to costs of $587,802 in 2005. The increase is primarily due to the creation of the Consulting Services Division which was created after the acquisition of Sunaptic in November of 2005.

Costs for professional services group for the year ended December 31, 2006 were $4,464,292 which is 268% greater than costs for the Professional Services group of $1,212,800 in 2005. The increased costs include $3,612,240 due to the addition of the Consulting Services Division through the Sunaptic acquisition, which was partially offset by limited staff reduction in the non-consulting area of professional services.

Professional services is a relatively new department that was initiated in the second quarter of 2005.  Due to the corporate reorganization, some costs in other departments were reallocated to professional services during the first quarter of 2005 for comparative purposes. The professional services group is responsible for the installation of

Visiphor’s products and training of Visiphor’s customers and business partners in the use of the Company’s products as it was primarily built upon the Business Integration Consulting Services group added through the acquisition of Sunaptic. The costs include salaries, travel and general overhead expenses. Costs for future periods will be dependent on the sales levels achieved by the Company.

Technology Development

The technology development expenses for the three-month period ended December 31, 2006 were $415,114, which is 28% lower than the 2005 costs of $574,215. This decrease was primarily due to a reduction in the use of contract labour. Management expects that the increased revenues achieved as a result of the sale of products will cause development costs to increase. Management believes that continuing to invest in technology advancements is crucial to the future success of Visiphor, and expects that costs will continue to increase in future periods. Included in technology development expenses for the three-month period ended December 31, 2006 are net research and development costs of $8,091, consisting of incurred costs of $16,182 less a contribution of $8,091 from the National Research Council (the “NRC”). The cost recoveries are limited to a maximum of $225,000 under the terms of the agreement with the NRC and the program expires on March 31, 2007. During the fourth quarter, the Company had limited research and development activities as compared with other quarters due to the need to use research and development staff resources to help on deliverables on existing billable projects.

The technology development expenses for the year ended December 31, 2006 were $1,782,575, which is 2% higher than the 2005 costs of $1,745,715. The increase was primarily due to hiring additional staff and the associated costs required to maintain the Company’s enhancement of existing products and new product development. Included in technology development expenses for the year ended December 31, 2006 are net research and development costs of $144,928 consisting of incurred costs of $289,855 less a contribution of $144,928 from the NRC.

Restructuring Charge

In January 2006, through the integration process with Sunaptic, the Company was able to streamline its operations and achieve operational efficiencies that allowed it to eliminate 16 employee positions. The Company has recorded a restructuring charge of $102,462 during the first quarter of 2006 for severance costs associated with the staff reductions.

Net Loss for the Period

Overall, the Company incurred a net loss for the three-month period ended December 31, 2006 of $1,221,734, or $0.03 per share, which is a 38% improvement compared with the net loss of $1,964,378 or $0.07 per share incurred during the three months ended December 31, 2005. This is the Company’s smallest quarterly loss for the last eight quarterly periods.

The Company incurred a net loss for the year ended December 31, 2006 of $6,678,371 or $0.15 per share, which is a negligible increase over the net loss of $6,631,656, or $0.23 per share incurred during the period ended December 31, 2005.

As of December 31, 2006, the Company has work in progress and contracted sales orders totalling $0.9 million that have not commenced installation and the revenue will not be recognised until future quarters. There can be no assurance, however, that such revenue will be collected or if any of such revenue from such work in progress and sales orders is collected that it will be significant or will be timely paid.

Management believes that the Company would be able to achieve break-even operations on a operating cash flow (See non-GAAP Operating Cash Flows) basis by the end of the first quarter of 2007.  The estimated break-even timeline has been revised since last reported due to delays on delivery of project milestones. This statement is based on the non-GAAP measure, income excluding non-cash items and one time expenses, discussed above. While management continues to believe that it has sufficient sales and potential sales to achieve break-even operations on a cash operating basis, extended contract negotiations and installation delays due to customers not being ready to accept delivery of solutions could cause this to be delayed until future quarters as the recognition of the associated revenue may be delayed.

Summary of Quarterly Results

	Q4-2006	Q3-2006	Q2-2006	Q1-2006	Q4-2005	Q3-2005	Q2-2005	Q1-2005

Total Revenue	$1,458,707	1,120,766	1,488,828	2,315,083	1,076,312	1,008,581	920,620	324,628
Net Loss	(1,221,734)	(1,904,856)	(2,024,680)	(1,527,100)	(1,890,400)	(1,650,764)	(1,562,291)	(1,454,190)
Net loss per share	(0.03)	(0.04)	(0.05)	(0.04)	(0.05)	(0.06)	(0.06)	(0.06)
Net loss as a % of revenue	(84%)	(170%)	(136%)	(66%)	(176%)	(164%)	(170%)	(448%)

The Company’s changes in its net losses per quarter fluctuate according to the volume of sales. To date there has been no consistency from one quarter to the next and past quarterly performance is not considered to be indicative of future results. In 2005, the Company hired additional staff to generate and meet the demands of the sales orders described above, causing a significant increase in expense levels. The Company also significantly increased both its revenues and expenses due to the acquisition of Sunaptic; however, these items are only included since the date of the acquisition on November 18, 2005. The Company is not aware of any significant seasonality affecting its sales.

Liquidity and Capital Resources

The Company’s aggregated cash on hand at the beginning of the three-month period ended December 31, 2006 was $99,952. During the period, the Company received additional funds of $200,000 by way of loans by unrelated parties which were used to finance its operations for the period.

The impact on cash after adjustment for non-cash items and changes to other working capital accounts in the period, resulted in a negative cash flow from operations of $255,332, as compared to a negative cash flow from operations of $1,819,286 for the same period in 2005.  This is the company’s smallest negative cash flow from operations for the past eight quarters. The Company repaid capital leases of $12,523 and purchased capital assets of $23,375. The Company’s cash position decreased for the three month period by $57,614 to $43,338 cash on hand at December 31, 2006.

The Company’s aggregated cash on hand at the beginning of the year ended December 31, 2006 was $790,091. During the year, the Company received additional net funds of $176,803 through the issuance of common shares, $1,600,000 by issuance of a convertible debenture, $1,227,080 through loans, repaid loans in the amount of $895,000 and paid deferred financing costs of $126,158.

The Company used these funds primarily to finance its operations for the period. The impact on cash after adjustment for non-cash items and changes to other working capital accounts in the period, resulted in a negative cash flow from operations of $2,602,248 as compared to a negative cash flow from operations of $2,723,503 for the same period in 2005. The Company also repaid capital leases of $69,944 during the year ended December 31, 2006 and purchased capital assets of $64,968. The Company’s cash position decreased by $747,753 to $42,338 cash on hand at December 31, 2006.

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

Convertible Debenture

On July 14, 2006, the Company completed a private placement (the “Offering”) of an 8% convertible secured debenture in the principal amount of $1,600,000 maturing on December 15, 2009, convertible, subject to certain adjustments, at the price of $0.45 per common share, and of a performance warrant (the “Warrant”) to purchase up to 2,350,000 common shares in the capital of the Company at a price of $0.30 per common share.  The Warrant is only exercisable in the event that the 30-day weighted average trading price of the Company’s common shares has not exceeded $0.45 in at least one 30-day trading period on or before July 14, 2008. The Warrant is exercisable at any time after July 13, 2008 and prior to 4:30 p.m. EST on December 15, 2009, provided that the above event has not occurred. The common shares underlying the Offering will have a four-month hold period that expires on November 13, 2006. Under the terms of the agreement, the investor appointed a nominee to the Company’s Board.

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

Settlement of Debt

On August 31, 2006 the Company settled debt owed to two Directors of the Company, one of which is also an officer of the Company through 918,525 common shares at a deemed price of $0.45 per share.  This debt consisted of $413,337 of unpaid fees and expenses.  The common shares issued in settlement of the debt have a four-month hold period that expired on December 31, 2006.

Management believes that the revenues from the Company’s futures sales combined with current accounts receivable, work in progress, and contracted orders will be sufficient to fund its consolidated operations. The Company believes it currently has cash, accounts receivable, and work in progress and contracted orders that, if completed, will generate cash sufficient to fund its operations through the second quarter of 2007. If the accounts receivable are not collected, certain of the contracts are not completed, or the expected sales are not received, the Company may need to raise additional funds through private placements of its securities or seek other forms of financing during the 2007 financial year and the Company may no longer continue to be a going concern. There can be no assurance that such financing will be available to the Company on terms acceptable to it, if at all. Failure to obtain adequate financing if necessary could result in significant delays in development of new products and a substantial curtailment of the Company’s operations. If the Company’s operations are substantially curtailed, it may have difficulty fulfilling its current and future contract obligations.

Differences to Net Income under Canadian and U.S. GAAP

Under Canadian GAAP, the net loss for the three months ended December 31, 2006 was $1,221,734 whereas under U.S. GAAP the loss for the period would be $1,166,170.  For the year ended December 31, 2006, the loss under Canadian GAAP was $6,678,371 whereas under U.S. GAAP the loss would be $6,657,613.  The difference of $11,663 for the three month ended period and $20,758 for the year ended period is attributable to the difference that exists between Canadian and U.S. GAAP relating to the accretion of the convertible debenture and the associated financing costs.  Earnings per share under both Canadian and U.S. GAAP are the same.

Recent Accounting Pronouncements

FIN 48

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), effective for fiscal years beginning after December 15, 2006.  This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes,” including the recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The Company will adopt FIN 48 on January 1, 2007, as required.  The impact of FIN 48 on the Company’s consolidated financial statements is not yet known or reasonably estimable.

EITF No. 06-3

In June 2006, the FASB ratified the consensuses reached by the Emerging Issues Task Force in Issue No. 06-3, “How Taxes collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (That is, Gross Versus Net Presentation).” Issue No. 06-3 requires disclosure of an entity’s accounting policy regarding the presentation of taxes assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer, including sales, use, value added and some excise taxes.  The Company presents such taxes on a net basis (excluded from revenues and costs). The adoption of Issue No. 06-3, which is effective for interim and annual reporting periods beginning after December 15, 2006, will have no impact on the Company’s consolidated financial statements.

FAS 157

In September 2006, the FASB issued FAS 157, “Fair Value Measurements”.  This financial accounting standard establishes a framework for measuring fair value and expands related disclosure requirements.  As applicable to Visiphor, this statement is effective as of the year beginning January 1, 2008. Visiphor is currently evaluating the impact that the adoption of FAS 157 would have on its consolidated financial statements.

Staff Accounting Bulletin 108

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”) SAB 108 was issued to provide consistency between how registrants quantify financial statement misstatements.

Historically, there have been two widely-used methods for quantifying the effects of financial statement misstatements.  These methods are referred to as the “roll-over” and “iron curtain” method.  The roll-over method quantifies the amount by which the current year income statement is misstated.  Exclusive reliance on an income statement approach can result in the accumulation of errors on the balance sheet that may not have been material to any individual income statement, but which may misstate one or more balance sheet accounts.  The iron curtain method quantifies the error as the cumulative amount by which the current year balance sheet is misstated.  Exclusive reliance on a balance sheet approach can result in disregarding the effects of errors in the current year income statement that result from the correction of an error existing in previously issued financial statements.  The Company historically used the roll-over method for quantifying identified financial statement misstatements.

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

The Company applied SAB 108 using the retroactive method in connection with the preparation of its annual consolidated financial statements for the year ended December 31, 2006. The initial adoption of SAB 108 resulted in no impact to the consolidated financial statements.

Contractual Obligations

The Company is committed to the following payments for i) operating lease payments on the building under lease, ii) capital lease payments for equipment under lease (excluding interest) over the next three years:

Year	Long Term Debt	Equipment	Building	Total
2007	$58,667	$91,577	$290,887	$441,131
2008	106,667	70,707	265,904	443,278
2009	1,722,667	19,999	202,900	1,945,565
	$1,888,000	$182,283	$759,691	$2,829,974

The Company’s head office in Burnaby, B.C. leases space under a sublease of 10,938 square feet which expires December 30, 2009. The monthly rent is $16,908. The Company also subleases 4,128 square feet of office space in Vancouver, B.C. with monthly rent of $7,000 which expires on September 29, 2008. This space is no longer used by the Company and has been sublet as of March 1, 2007 to cover the Company’s costs. The lease to the tenant also expires September 29, 2008.

Off-Balance Sheet Arrangements

At December 31, 2006 the Company did not have any off-balance sheet arrangements.

Transactions with Related Parties

At December 31, 2006, accounts payable and accrued liabilities included $230,215 (at December 31, 2005 - $400,539) owed by the Company to Directors, officers and companies controlled by Directors and officers of the Company. These amounts are unsecured, non-interest bearing and payable on demand and consist of unpaid fees and expenses recorded at the exchange amount which is the amount agreed to by the parties. The exchange amount was negotiated and established and agreed to by the related parties as if they were dealing at arm’s length.

Other Management Discussion & Analysis Requirements

i.

Additional information relating to the Company, including the Company’s Annual Information Form, is on available on SEDAR at www.sedar.com.

ii.

Share Capital at March 22, 2007

(a)

Authorized:

100,000,000 common shares without par value

50,000,000 preferred shares without par value, non-voting, issuable in one or more series

(b)

Issued

	Number of shares	Amount
Balance, December 31, 2004	20,795,281	$26,230,920
Issued during year for cash:
Private Placements	16,320,819	6,847,840
Options exercised	211,895	86,630
Warrants exercised	2,887,665	1,218,576
Issued for acquisition of subsidiary	1,066,666	469,333
Special Warrants exercised	1,007,151	781,801
Issuance of shares as share issuance costs	186,111	79,000
Fair value of options exercised	-	60,458
Share issuance costs	-	(861,835)

Balance, December 31, 2005	42,475,588	34,912,723

Issued during the period for cash:
Private Placements	600,000	270,000
Issued for settlement of accounts payable	1,039,187	461,601
Share issuance costs	-	(25,697)

Balance, March 22, 2007	44,114,775	$35,618,627

On August 31, 2006 the Company settled debt owed to two Directors of the Company, one of which is also an officer of the Company through 918,525 common shares at a deemed price of $0.45 per share.  This debt consisted of $413,337 of unpaid fees and expenses.  The common shares issued in settlement of the debt have a four-month hold period that expired on December 31, 2006.

(c)

Warrants

At December 31, 2005, and March 22, 2007, the following warrants were outstanding:

December 31, 2005	Granted	Exercised	Expired	March 22, 2007	Exercise price	Expiry date
3,882,875	-	-	3,882,875	-	$0.75	April 28, 2006
226,584	-	-	226,584	-	$0.75	April 29, 2006
86,700	-	-	86,700	-	$0.75	May 20, 2006
2,380,000	-	-	2,380,000	-	$0.55	May 24, 2006
187,500	-	-	187,500	-	$0.50	November 29, 2006
4,481,522	-	-	4,481,522	-	$0.50	November 29, 2006
1,786,999	-	-	1,786,999	-	$0.50	November 30, 2006
125,000	-	-	125,000	-	$0.50	December 13, 2006
946,166	-	-	946,166	-	$0.55	December 31, 2006
2,557,785	-	-	2,557,785	-	$0.55	January 11, 2007
-	300,000	-	300,000	-	$0.50	March 2, 2007
-	120,662	-	-	120,662	$0.50	February 9, 2009
16,661,131	420,662	-	16,961,131	120,662

(d)

Options:

The Company has a stock option plan that was most recently approved at the Company’s annual general meeting of shareholders on May 8, 2006.  Under the terms of the plan, the Company may reserve up to 8,615,118 common shares for issuance under the plan.  The Company has granted stock options under the plan to certain employees, Directors, advisors and consultants.  These options are granted for services provided to the Company.  All existing options granted prior to November 25, 2003, expire five years from the date of grant.  All options granted subsequent to November 25, 2003, expire three years from the date of the grant.  All options vest one-third on the date of the grant, one-third on the first anniversary of the date of the grant and one-third on the second anniversary of the date of the grant.

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

These repricings constituted modifications and were accounted for using modification accounting, under which the incremental fair value of the benefit attributed to the repricing is measured as the difference between the fair value of the repriced award on the date of the repricing and the fair value of the old award determined on the same date.  This incremental fair value was determined to be $145,474 of which $75,760 was recognized on the date of the repricing in connection with options that were already vested at that date. The balance of the incremental fair value will be recognized over the remaining vesting period of the repriced options.

A summary of the status of the Company’s stock options at March 22, 2007, and December 31, 2005 (giving retroactive effect to the 2003 share consolidation), and changes during the periods ended on those dates is presented below:

	March 22, 2007		December 31, 2005
	Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding, beginning of period	5,415,500	$0.67	3,092,334	$0.61
Granted	5,505,001	0.25	2,848,396	0.72
Exercised			(211,895)	0.41
Cancelled	(3,357,834)	0.44	(313,335)	0.61
Outstanding, end of period	7,562,667	$0.32	5,415,500	$0.67

The following table summarizes information about stock options outstanding at March 22, 2007:

	Options Outstanding			Options exercisable
Exercise price	Number outstanding March 22, 2007	Weighted remaining contractual life	Weighted average exercise price	Number exercisable, March 22, 2007	Weighted average exercise price

$0.085	158,533	2.62	$0.085	52,844	$0.085
$0.10	170,000	2.67	$0.10	56,667	$0.10
$0.11	100,000	2.67	$0.11	33,333	$0.11
$0.12	34,722	2.72	$0.12	11,574	$0.12
$0.13	1,003,960	2.71	$0.13	334,563	$0.13
$0.15	10,000	2.62	$0.15	3,333	$0.15
$0.16	500	2.61	$0.16	167	$0.16
$0.17	10,000	2.27	$0.17	3,333	$0.17
$0.18	250,000	2.51	$0.18	83,333	$0.18
$0.20	493,556	2.45	$0.20	164,519	$0.20
$0.21	1,280,000	2.40	$0.21	426,667	$0.21
$0.25	60,000	2.19	$0.25	20,000	$0.25
$0.29	27,000	1.90	$0.29	18,000	$0.29
$0.31	75,000	2.02	$0.31	25,000	$0.31
$0.33	66,666	0.74	$0.33	66,666	$0.33
$0.34	13,333	0.64	$0.34	13,333	$0.34
$0.35	12,000	1.62	$0.35	8,666	$0.35
$0.36	7,110	0.90	$0.36	7,110	$0.36
$0.39	12,000	1.34	$0.39	8,000	$0.39
$0.40	783,034	0.42	$0.40	779,701	$0.40
$0.43	5,000	0.25	$0.43	5,000	$0.43
$0.44	15,000	1.61	$0.44	10,000	$0.44
$0.45	2,975,253	1.64	$0.45	1,611,923	$0.45

	7,562,667	1.92	$0.32	3,743,732	$0.32

The weighted average fair value of employee stock options granted during the period ended March 22, 2007 was $0.32 (2005-$0.72) per share purchase option. The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model using the following average inputs:  volatility – 58.2% (2005-66%); risk free interest rate - 5% (2005-5%); option term - 3 years (2005-3 years); and dividend yield – nil (2005-nil).  The total compensation expense of $802,924 for 2006(2005-$858,209) has been allocated to the expense account associated with each individual employee expense and credited to contributed surplus.

Agents’ options

A summary of the status of the Company’s Agents’ Options at March 22, 2007 and December 31, 2005 and changes during the periods ended on those dates is presented below:

	March 22, 2007		December 31, 2005
	Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding, beginning of period	907,557	0.45	-	$-
Granted	-	-	907,557	0.45
Exercised	-	-	-	-
Cancelled	-	-	-	-
Outstanding, end of period	907,557	0.45	907,557	$0.45

A November 29, 2005 private placement included non-transferable agents’ options to purchase 896,307 units on or before November 29, 2007 at a price of $0.45 per unit. Each unit consists of one common share and one-half of one common share purchase warrant, each full warrant exercisable for one common share at $0.50 until November 29, 2006.

Also in connection with a 2005 private placement, the Company issued non-transferable agents’ options to purchase 11,250 units on or before December 13, 2007 at a price of $0.45 per unit. Each unit consists of one common share and one-half of one common share purchase warrant, each full warrant exercisable for one common share at $0.50 until December 13, 2006.

The following table summarizes information about Agents’ stock options outstanding at March 22, 2007:

Options outstanding and exercisable
Exercise price	Number outstanding March 22, 2007	Weighted remaining contractual life	Weighted average exercise price
$0.45	907,557	0.82	$0.45

The weighted average fair value of agents’ stock options granted during 2005 was $0.16 per share purchase option. The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model using the following average inputs:  volatility - 66%; risk free interest rate - 5%; option term - 3 years; and dividend yield - nil.  The total value of $142,001 was allocated to share issuance costs and credited to contributed surplus.

Contributed surplus

Amount
Balance, December 31, 2004	$1,648,402
Value of options expensed	858,209
Value of options exercised	(60,458)
Value of agent’s options	142,001
Value of warrants issued as commissions	51,548

Balance, December 31, 2005	2,639,702

Value of options expensed	802,921

Balance, March 22, 2007	$3,442,623

