Form 10KSB/A
period 2006-12-31
Visiphor CORP
filed 2007-04-02
CIK 1088393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO. 1

TO

FORM 10-KSB

(Mark One)

☒

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from                              to

Commission file Number: 000-30090

VISIPHOR CORPORATION
(Name of small business issuer in its charter)

Canada (State or other jurisdiction of incorporation or organization)	Not Applicable (I.R.S. Employer Identification No.)

Suite 1100 – 4710 Kingsway, Burnaby, British Columbia                                     V5H 4M2
               (Address of principal executive offices)                                                      ( Zip Code)

Issuer's telephone number:  (604) 684-2449

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

                                                                                      Yes ☐ No ☒

The Issuer’s revenues for its most recent fiscal year.  Cdn$6,383,383

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-KSB (the “Amendment”) hereby amends the Form 10-KSB of Visiphor Corporation for the fiscal year ended December 31, 2006, as originally filed with the Securities and Exchange Commission on March 26, 2006 (the “Original Filing”). The Amendment is being filed solely to correct the omission of attachment number 23.1 entitled “Consent of Grant Thornton, LLP” from the Original Filing.  No other material changes have been made.

Item 13. Exhibits.

The following exhibits are filed (or incorporated by reference herein) as part of this Form 10-KSB:

Exhibit Number	Description
2.1(7)

Share Purchase Agreement dated October 5, 2005, among Michael James Hilton, Thomas James Healy, Ronald E. Matthews, Jason Fyfe, Paul McHenry, Simon Chester, Adam Bowron, Sunaptic Solutions Inc. and Visiphor

3.1(5)	Articles of Continuance
3.2(5)	Bylaw No.1
4.1(1)	Shareholder Agreement dated February 23, 1999 among the original shareholders and the Former Visiphor Shareholders
10.1(2)	Revolving Line of Credit dated February 21, 2003 between Visiphor and Altaf Nazerali
10.2(2)	Amended and Restated Loan Agreement: RevolvingLine of Credit dated April 15, 2003 between Visiphor and Altaf Nazerali
10.3(2)	General Security Agreement dated April 15, 2003 between Visiphor and Altaf Nazerali
10.4(2)	Grid Promissory Note dated February 21, 2003 between Visiphor and Altaf Nazerali
10.5(2)	Grid Promissory Note Amended and Restated dated April 15, 2003 between Visiphor and Altaf Nazerali
10.6(2)	Source Code License Agreement dated April 15, 2003 between Visiphor and Altaf Nazerali
10.7(2)	Source Code Escrow Agreement dated April 15, 2003 between Visiphor and Altaf Nazerali
10.8(3)	Debenture Agreement between Visiphor and 414826 B.C. Ltd dated May 30, 2003
10.9(4)	Consulting Agreement dated July 15, 2003 between Visiphor and Roy Trivet
10.10(6)	Visiphor Corporation Stock Option Plan
10.11(8)	Sublease Agreement between Shaw Cablesystems Limited and Visiphor
10.12(8)	Release of Claims Agreement between OSI Systems, Inc. and Visiphor dated September 14, 2005
10.13(9)	Placement Agent Agreement, effective as of November 7, 2005, between Visiphor and Certain Agents.
10.14(10) *	Lease Agreement between Bremmvic Holdings Limited and Visiphor dated September 14, 2005
10.15(10) *	Sublease agreement between International Vision Direct and Visiphor dated November 1, 2004
10.16(10) *	Consulting Agreement with Trivett Holdings and Visiphor dated January 1, 2005
10.17(10) *	Consulting Agreement with TelePartners and Visiphor dated January 1, 2005
10.18(10) *	Consulting Agreement with AG Kassam and Visiphor dated January 1, 2005
10.19(10) *	Employment Agreement with Colby James Smith and Visiphor dated January 1, 2005
10.20(10)	Consulting Agreement with Oliver “Buck” Revell and Visiphor dated January 1, 2005
10.21(11)	Convertible Secured Debenture of Visiphor in favor of Quorum Secured Equity Trust in the Principal Sum of Cdn$1,600,00, due December 15, 2009
10.22(11)	Performance Warrant to purchase up to 2,350,000 common shares of Visiphor at a price of Cdn$0.30 per common share
10.23(11)	Subscription Agreement dated July 12, 2006 addressed to Visiphor and executed by Quorum Secured Equity Trust
10.24(11)	General Security Agreement dated July 12, 2006 in favor of Quorum Secured Equity Trust between Visiphor and Quorum Secured Equity Trust
10.25(11)	Postponement and Subordination Agreement dated July 12, 2006 between Roy Trivett, Quorum Secured Equity Trust and Visiphor
10.26(11)	Postponement and Subordination Agreement dated July 12, 2006 between Keith Kretschmer, Quorum Secured Equity Trust and Visiphor
10.27(11)	Promissory Note of Visiphor dated July 12, 2006 in the amount of Cdn$85,000 payable to Roy Trivett
10.28(11)	Promissory Note of Visiphor dated July 12, 2006 in the amount of US$400,000 payable to Keith Kretschmer
10.29(11)	General Assignment of Accounts Receivable by Visiphor to Roy Trivett dated July 12, 2006
10.30(11)	General Assignment of Accounts Receivable by Visiphor to Keith Kretschmer dated July 12, 2006
10.30(12) *	Consulting Agreement between Visiphor and MIVA Holdings, Inc. dated September 16, 2006
23.1	Consent of Grant Thornton, LLP
24.1	Powers of Attorney (included on signature page)
31.1	Section 302 Certification
31.2	Section 302 Certification
32.1(13)	Section 906 Certification
32.2(13)	Section 906 Certification
99.1(14)	Form 51-901F as required by the British Columbia Securities Commission

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

(6)

Previously filed as part of Visiphor’s Form S-8 filed on August 19, 2005.

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

(11)

Previously filed as part of Visiphor’s Current Report on Form 8-K filed July 20, 2006.

(12)

Previously filed as part of Visiphor’s Current Report on Form 8-K filed on September 28, 2006.

(13)

Previously filed as part of Visiphor’s Annual Report on Form 10-KSB for the period ended December 31, 2006, filed on March 26, 2007.

(14)

This exhibit was previously filed as Exhibit 99.2 in Visiphor’s Annual Report on Form 10-KSB for the period ended December 31, 2006, filed on March 26, 2007.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Vancouver, Province of British Columbia, on March 30, 2007.

VISIPHOR CORPORATION

/s/ Roy Trivett

Roy Trivett

President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
*
____________________ Oliver Revell	Chairman and Director	March 30, 2007
/s/ Roy Trivett
____________________ Roy Trivett	Chief Executive Officer and Director (principal executive officer )	March 30, 2007
*
____________________ Sunil Amin	Chief Financial Officer (principal financial and accounting officer)	March 30, 2007
*
____________________ Clyde Farnsworth	Director	March 30, 2007
*
____________________ Al Kassam	Director	March 30, 2007
*
____________________ Norman Inkster	Director	March 30, 2007
*
____________________ Keith Kretschmer	Director	March 30, 2007
*
____________________ Michael Volker	Director	March 30, 2007
*
____________________ Wanda Dorosz	Director	March 30, 2007

* By: /s/ Roy Trivett                                           March 30, 2007

   Attorney-in-Fact

Exhibit 23.1

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

Date: March 30, 2007

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

Date: March 30, 2007

/s/ Roy Trivett Roy Trivett Chief Executive Officer (principal executive officer)