Form 10QSB
period 2007-03-31
Visiphor CORP
filed 2007-05-11
CIK 1088393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_______________

FORM 10-QSB

_______________

(Mark One)

☒

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Yes ☐ No ☒

As of May 8, 2007, 44,781,445 common shares of the Issuer were issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

VISIPHOR CORPORATION

FORM 10-QSB

For the Quarterly Period Ended March 31, 2007

NOTE REGARDING FORWARD-LOOKING STATEMENTS

Except for statements of historical fact, certain information contained herein constitutes “forward-looking statements,” within Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  In some cases, you can identify the forward-looking statements by Visiphor Corporation’s (“Visiphor” or the “Company”) use of the words such as “may,” “will,” “should,” “could,” “expect,” “plan,” “estimate,” “predict,” “potential,” “continue,” “believe,” “anticipate,” “intend,” “expect,” or the negative or other variations of these words, or other comparable words or phrases.  Forward-looking statements in this report include, but are not limited to, the Company’s expectation that a substantial portion of its revenue will come from a limited number of customers, the Company’s expectation that revenues will increase during 2007 when compared to those of 2006 and that such revenues will continue to increase as newly developed products and solutions continue to gain increasing customer acceptance; management’s belief that increased revenues achieved as a result of the sale of products will more than offset increased technology development costs; the Company’s ability to fund its operations in the future resulting from current accounts receivable, work in progress and new orders; new contracts to be entered into in the near future; the Company’s future operating expense levels; and the Company’s ability to achieve break-even operations on an operating cash flow basis during the remainder of 2007.

Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results or achievements of the Company to be materially different from any future results or achievements of the Company expressed or implied by such forward-looking statements.  Such factors include, but are not limited to the following: the Company’s limited operating history; the Company’s need for additional financing; the Company’s history of losses; the Company’s dependence on a small number of customers; risks involving new product development; competition; the Company’s dependence on key personnel; risks involving lengthy sales cycles; dependence on marketing relationships; the Company’s ability to protect its intellectual property rights; risks associated with exchange rate fluctuations; risks of software defects; risks associated with product liability; risks associated with the Imagis UK partnership; the potential additional disclosure requirements for trades involving the issued common shares; the difficulty of enforcing civil liabilities against the Company or its directors or officers under United States federal securities laws; the volatility of the Company’s share price; risks associated with certain shareholders exercising control over certain matters; risks associated with the acquisition of Sunaptic Solutions Incorporated (“Sunaptic”) and the other risks and uncertainties described in Exhibit 99.1 to this Quarterly Report.

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

PART 1 – FINANCIAL INFORMATION

Item 1.   Financial Statements

The Company’s financial statements for the three-month period ended March 31, 2007 are included in response to Item 1 and have been compiled by the Company’s management.  The financial statements should be read in conjunction with Management’s Discussion and Analysis or Plan of Operations (Part 1, Item 2) and other financial information included elsewhere in this Form 10-QSB.

VISIPHOR CORPORATION

Consolidated Balance Sheets

(Unaudited)

(Expressed in Canadian dollars)

March 31, 2007 and December 31, 2006

	March 31, 2007	December 31, 2006
Assets

Current assets:
Cash and cash equivalents	$98,489	$42,338
Accounts receivable	656,352	903,243
Accrued revenue receivable	109,623	177,426
Prepaid expenses and deposit	121,744	160,593
	986,208	1,283,600

Equipment, net	370,459	414,706
Goodwill	1,684,462	1,684,462
Other intangible assets	377,892	437,559
Deferred financing costs	65,030	71,142
Intellectual property	19,444	27,778

	$3,503,495	$3,919,247

Liabilities and Shareholders’ Deficiency

Current liabilities:
Accounts payable and accrued liabilities	$1,922,911	$1,896,122
Loans payable (note 3)	646,840	751,160
Deferred revenue	656,466	453,690
Capital lease obligations (note 4)	95,089	89,776
	3,321,306	3,190,748

Long-term liabilities:
Capital lease obligations (note 4)	74,665	92,507
Convertible debenture (note 5)	1,255,061	1,231,300
	1,329,726	1,323,807
Shareholders’ deficiency:
Share capital (note 6)	35,618,627	35,570,362
Contributed surplus (note 7)	3,516,206	3,437,431
Conversion rights	365,749	365,749
Deficit	(40,648,119)	(39,968,850)
	(1,147,537)	(595,308)

	$3,503,495	$3,919,247
Operations and going concern (note 1)
Commitments (note 9)

See accompanying notes to consolidated financial statements.

VISIPHOR CORPORATION

Consolidated Statements of Operations and Deficit

(Expressed in Canadian dollars)

(Unaudited)

For the three-month periods ended March 31, 2007 and 2006

	March 31, 2007	March 31, 2006

Revenue:
Software licensing and related services	$376,587	$482,439
Professional services	754,869	1,607,682
Support	143,951	108,482
Other	1,870	116,479
	1,277,277	2,315,082

Expenses:
Administration	311,253	662,903
Amortization	121,515	622,495
Cost of materials	22,569	87,905
Financing expense	6,112	-
Interest	112,196	27,176
Sales and marketing	259,035	581,079
Professional services	615,126	1,283,114
Technology development	508,740	475,048
Restructuring charge	-	102,462
	1,956,546	3,842,182

Loss for the period	(679,269)	(1,527,100)

Deficit, beginning of period	(39,968,850)	(33,290,479)

Deficit, end of period	$(40,648,119)	$(34,817,579)

Loss per share – basic and diluted	$(0.02)	$(0.04)

Weighted average number of shares outstanding	44,114,775	42,675,588

See accompanying notes to consolidated financial statements.

VISIPHOR CORPORATION

Consolidated Statements of Cash Flows

(Expressed in Canadian dollars)

(Unaudited)

For the three-month periods ended March 31, 2007 and 2006

	March 31, 2007	March 31, 2006

Cash provided by (used for):

Operations:
Loss for the period	$(679,269)	$(1,527,100)
Items not involving cash:
Amortization of equipment and intangible assets	121,515	622,495
Share-based compensation	78,775	252,867
Accretion of debt	23,761	-
Amortization of deferred financing expenses	6,112	-
Foreign exchange adjustment on loan payable	(4,320)	-
Changes in non-cash operating working capital:
Accounts receivable	246,891	(462,898)
Accrued revenue receivable	67,803	(134,122)
Prepaid expenses and deposit	38,849	7,649
Accounts payable and accrued liabilities	75,054	279,488
Deferred revenue	202,776	129,265
	177,947	(832,356)

Investments:
Purchase of equipment	457	(44,623)

Financing:
Issuance of common shares for cash	-	202,500
Share issuance costs	-	(25,697)
Proceeds of loans payable	-	300,000
Repayment of loan payable	(100,000)	(200,000)
Capital lease repayments	(22,253)	(15,237)
	(122,253)	261,566

Increase in cash	56,151	(615,413)

Cash and cash equivalents, beginning of the period	42,338	790,091

Cash and cash equivalents, end of the period	$98,489	$174,678

See accompanying notes to consolidated financial statements.

VISIPHOR CORPORATION

Consolidated Statements of Cash Flows, Continued

(Expressed in Canadian dollars)

(Unaudited)

For the three-month periods ended March 31, 2007 and 2006

	March 31, 2007	March 31, 2006

Supplementary information and disclosures:
Interest paid	$23,761	$13,696
Non-cash investing and financing transactions not included in cash flows:
Equipment acquired under capital lease	9,724	8,012
Issuance of common shares on settlement of accounts payable	48,265	-
Issuance of common shares for share subscriptions received in prior period	-	67,500
See accompanying notes to consolidated financial statements.

VISIPHOR CORPORATION

Notes to Consolidated Financial Statements

(Expressed in Canadian dollars)

Period ended March 31, 2007 (Unaudited)

1.

Operations and going concern:

Visiphor Corporation (the “Company” or “Visiphor”) was incorporated under the Company Act (British Columbia) on March 23, 1998 under the name Imagis Technologies Inc. On July 6, 2005, the Company changed its name to Visiphor Corporation and continued under the Canada Business Corporations Act. The Company operates in two segments, the development and sale of software applications and solutions and the provision of business integration consulting services.

These financial statements have been prepared on a going concern basis, which includes the assumption that the Company will be able to realize its assets and settle its liabilities in the normal course of business.  For the period ended March 31, 2007, the Company incurred a loss from operations of $679,269 and operating cash flow of $177,947. At March 31, 2007, the Company had a working capital1 deficiency of $2,335,098. Accordingly, the Company will require continued financial support from its shareholders and creditors until it is able to generate sufficient cash flow from operations on a sustained basis. Failure to obtain the ongoing support of its shareholders and creditors may make the going concern basis of accounting inappropriate, in which case the Company’s assets and liabilities would need to be recognized at their liquidation values. These financial statements do not include any adjustment due to this going concern uncertainty.

2.

Significant accounting policies:

(a)

Financial instruments – recognition and measurement

On January 1, 2007, the Company adopted Section 3855 of the Canadian Institute of Chartered Accountants’ (“CICA”) Handbook, “Financial Instruments – Recognition and Measurement”.  It exposes the standards for recognizing and measuring financial instruments in the balance sheet and the standards for reporting gains and losses in the financial statements.  Financial assets available for sale, assets and liabilities held for trading and derivative financial instruments have to be measured at fair value.

The Company has made the following classifications:

(i)

Cash and temporary investments are classified as financial assets held for trading and are measured at fair value.  Gains and losses related to periodical revaluation are recorded in net income.

(ii)

Accounts receivable are classified as loans and receivables and are initially measured at fair value and subsequent periodical revaluations are recorded at amortized cost using the effective interest rate method.

(iii)

Accounts payable and accrued liabilities and long-term debt are classified as other liabilities and are initially measured at fair value and subsequent periodical revaluations are recorded at amortized cost using the effective interest rate method.

The Company determined that there was no impact to its financial statements from the adoption of Section 3855 of the CICA Handbook

(b)

Comprehensive income

On January 1, 2007, the Company adopted Section 1530 of the CICA Handbook, “Comprehensive Income”.  It describes reporting and disclosure recommendations with respect to comprehensive income and its components.  Comprehensive income is the change in shareholders’ equity, which results from transactions and events from sources other than the Company’s shareholders.

1  Working Capital is a non-GAAP financial measure and is incorporated in this form to provide additional non-GAAP information

 The Company determined that there was no impact to its financial statements from the adoption of Section 1530 of the CICA Handbook.

(c)

Equity

On January 1, 2007, the Company adopted Section 3251 of the CICA Hand book, “Equity”, replacing Section 3250, “Surplus”.  It describes standards for the presentation of equity and changes in equity for reporting period as a result of the application of Section 1530, “Comprehensive Income”.

The Company determined that there was no impact to its financial statements from the adoption of Section 3865 of the CICA Handbook.

3.

Loans Payable

Unsecured loans totaling $100,000 (December 31, 2006 - $200,000) are owed to an unrelated party bearing an interest rate of 20% per annum. These loans are due on demand.

Related party loans totaling $546,840 (December 31, 2006 - $551,160) are owed to an Officer and a Director. These loans are secured with a general charge against assets and bear interest at a rate of 12% per annum.

4.

Capital lease obligations:

	March 31, 2007	December 31, 2006
Due 2007, including buy-out options	89,507	116,099
Due 2008, including buy-out options	83,834	79,878
Due 2009, including buy-out options	25,908	21,952
Due 2010, including buy-out options	1,302
	200,552	217,929
Implicit interest portion (9% to 21%)	(30,798)	(35,646)
	169,754	182,283
Current portion of capital lease obligations	95,089	89,776
Long-term portion of capital lease obligations	74,665	92,507

5.

Convertible Debenture

On July 12, 2006, the Company issued a non-brokered private placement of a secured convertible debenture. The convertible debenture matures on December 15, 2009 and interest is payable on the outstanding principal amount at a rate of 8% per annum, payable quarterly beginning in July 2007 as the first year’s interest was paid in advance. The convertible debenture is also subject to certain debt covenants.  At the option of the holder, the principal amount outstanding under the convertible debenture may be converted into common shares at any time until maturity at a price of $0.45 per share. The Company has the right to force a conversion at any time after the third anniversary if the holder would receive an internal rate of return of 25%, not including interest paid to the conversion date, and the common shares of the Company are trading on the Toronto Stock Exchange or TSX Venture Exchange with a minimum agreed trading volume.  In addition, the Company will issue 2,350,000 ‘under-performance’ warrants if after the second anniversary of the debenture, the Company’s common shares are not trading at greater than $0.45 per share, based on a 30-day weighted average. Each warrant would entitle the holder to acquire one common share at any time up to December 15, 2009 at $0.30 per share.  The Company's obligations under the convertible debenture are collateralized by a first charge on all of the Company’s assets.  The Company agreed to pay the holder a structuring fee of $48,000 in respect of the placement.

5.

Convertible Debenture cont’d:

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

The following table summarizes the long-term cash commitments relating to the convertible debt. The difference between the value of $1,255,061 as per the balance sheet and the $1,909,334 value as per the table below is related to the accretion of the debt and periodic cash interest payments.

Long Term Commitments:

Year	Long Term Debt

2007	$ 58,667
2008	128,000
2009	1,722,667

Total	$ 1,909,334

At March 31, 2007, the Company was in violation of certain debt covenants in relation to this convertible debenture; however the Company has obtained a waiver of these covenants from the lender.

6.

Share capital:

(a)

Authorized:

100,000,000 common shares without par value

50,000,000 preferred shares without par value, non-voting, issuable in one or more series

(b)

Issued

	Number of shares	Amount
Balance, December 31, 2006	43,994,113	$35,570,362

Issued for settlement of accounts payable	120,662	48,265

Balance, March 31, 2007	44,114,775	$35,618,627

6.

Share capital cont’d:

(c)

Warrants:

At December 31, 2006, and March 31, 2007, the following warrants were outstanding:

December 31, 2006	Granted	Exercised	Expired	March 31, 2007	Exercise price	Expiry date
2,857,785	-	-	(2,557,785)	-	$0.55	January 11, 2007
300,000			(300,000)	-	$0.50	March 2, 2007
2,857,785			(2,857,785)	-

(d)

Options:

The Company has a stock option plan that was most recently approved at the Company’s annual general meeting of shareholders on May 8, 2006.  Under the terms of the plan, the Company may reserve up to 8,615,118 common shares for issuance under the plan.  The Company has granted stock options under the plan to certain employees, directors, advisors and consultants.  These options are granted for services provided to the Company.  All existing options granted prior to November 25, 2003 expire five years from the date of grant.  All options granted subsequent to November 25, 2003 expire three years from the date of the grant.  All options vest one-third on the date of the grant, one-third on the first anniversary of the date of the grant and one-third on the second anniversary of the date of the grant.

For options issued in 2003 and previously accounted for under the fair value method, modification accounting was applied.  Under modification accounting, the Company recorded additional expense equal to the difference between the fair value of the original award on the date of the repricing and the fair value of the modified award also on the date of the repricing.

A summary of the status of the Company’s stock options at March 31, 2007 and December 31, 2006, and changes during the periods ended on those dates is presented below:

	Three-month ended March 31, 2007		Year-ended December 31, 2006
	Weighted average		Weighted average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding, beginning of period	8,292,500	$0.32	5,415,500	$0.67
Granted	467,033	0.10	5,246,468	0.25
Exercised	-	-	-	-
Cancelled	(1,590,774)	0.37	(2,369,468)	0.65
Outstanding, end of period	7,168,759	$0.30	8,292,500	$0.32

6.

Share capital cont’d:

(d)

Options cont’d:

The following table summarizes information about stock options outstanding at March 31, 2007:

	Options Outstanding			Options Exercisable
Exercise price	Number of options	Weighted average remaining contractual life	Weighted average exercise price	Number of options	Weighted average exercise price
$0.085	208,533	2.95	$0.085	69,511	$0.085
$0.10	328,500	2.78	$0.10	109,500	$0.10
$0.11	100,000	2.86	$0.11	33,333	$0.11
$0.12	34,722	2.69	$0.12	11,574	$0.12
$0.13	905,727	2.69	$0.13	330,674	$0.13
$0.15	10,000	2.59	$0.15	3,333	$0.15
$0.16	500	2.59	$0.16	167	$0.16
$0.17	10,000	2.24	$0.17	3,333	$0.17
$0.18	250,000	2.48	$0.18	83,333	$0.18
$0.20	448,556	2.42	$0.20	149,519	$0.20
$0.21	1,146,667	2.38	$0.21	426,667	$0.21
$0.25	60,000	2.16	$0.25	20,000	$0.25
$0.29	7,000	1.21	$0.29	2,333	$0.29
$0.31	75,000	1.99	$0.31	25,000	$0.31
$0.33	53,333	0.71	$0.33	53,333	$0.33
$0.34	13,333	0.61	$0.34	13,333	$0.34
$0.35	12,000	1.60	$0.35	4,666	$0.35
$0.36	7,110	0.88	$0.36	4,740	$0.36
$0.39	12,000	1.32	$0.39	8,000	$0.39
$0.40	679,701	0.39	$0.40	676,368	$0.40
$0.43	5,000	1.59	$0.43	3,333	$0.43
$0.44	15,000	1.61	$0.44	10,000	$0.44
$0.45	2,786,077	1.46	$0.45	1,481,924	$0.45

	7,168,759	1.89	$0.30	3,523,974	$0.34

The weighted average fair value of employee stock options granted during the three month period ended March 31, 2007 was $0.095 (three-months ended March 31, 2006-$0.44) per share purchase option. The fair value of each stock option award was estimated on the date of grant using the Black-Scholes option pricing model using the following average inputs:  volatility - 69% (2006-66%); risk free interest rate - 5% (2006-5%); option term - 3 years (2006-3 years); and dividend yield – nil (2006-nil).  The total compensation expense of $78,775 (three-months ended December 31, 2006-$252,867) has been allocated to the expense account associated with each individual employee expense and credited to contributed surplus.

6.

Share capital cont’d:

(e)

Agents’ Options

A November 29, 2005 private placement included non-transferable agents’ options to purchase 896,307 units on or before November 29, 2007 at a price of $0.45 per unit. Each unit consists of one common share and one-half of one common share purchase warrant, each full warrant exercisable for one common share at $0.50 until November 29, 2007.

A December 13, 2005 private placement included non-transferable agents’ options to purchase 11,250 units on or before December 13, 2007 at a price of $0.45 per unit. Each unit consists of one common share and one-half of one common share purchase warrant, each full warrant was exercisable for one common share at $0.50 until December 13, 2007.

A summary of the status of the Company’s Agents’ Options at March 31, 2007 and December 31, 2006 and changes during the periods ended on those dates is presented below:

	Three-months ended March 31, 2007		Year-ended December 31, 2006
	Weighted average		Weighted average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding, beginning of period	907,557	$0.45	907,557	$0.45
Granted	-	-	-	-
Exercised	-	-	-	-
Cancelled	-	-	-	-
Outstanding, end of period	907,557	$0.45	907,557	$0.45

7.

Contributed surplus

Amount
Balance, December 31, 2006	$3,437.431
Value of options granted	78,775
Balance, March 31, 2007	$3,516,206

8.

Related party transactions not disclosed elsewhere are as follows:

At March 31, 2007, accounts payable and accrued liabilities included $295,993 (at December 31, 2006 -$230,215) owed by the Company to Directors, officers and companies controlled by directors and officers of the Company. These amounts are unsecured, non-interest bearing and payable on demand and consist of unpaid fees and expenses. The exchange amount was negotiated and established and agreed to by the related parties.

9.

Commitments:

In addition to the capital lease obligations disclosed in note 4, the Company leases head office space in Burnaby, B.C. under an operating expiring on December 30, 2009. The monthly rent is $16,908. The Company also subleases office space in Vancouver, B.C. of 4,128 square feet with monthly rent of $7,000 which expires on September 29, 2008. This space is no longer used by the Company and has been sublet as of March 1, 2007 to cover the Company’s costs. The lease to the tenant also expires September 29, 2008.

10.

Subsequent Event

On May 8, 2007 the Company has applied for TSX approval for an additional $100,000 convertible debenture. The conditions to the additional $100,000 are the same as the original $1.6 million convertible debenture from 2006 with certain amendments. The amendments include a change to the conversion price from $0.45 to $0.25, changes to covenants and other details. More information has been filed on Form 8K on EDGAR and on SEDAR.

11.

Financial instruments and risk management:

(a)

Fair values:

The fair value of the Company’s financial instruments, represented by cash, accounts receivable, accounts payable and accrued liabilities, and loans payable approximates their carrying values due to their ability to be promptly liquidated or their immediate or short term to maturity.  Based on current interest rates relative to those implicit in the leases, the fair value of capital lease obligations is estimated to approximate their carrying values.

 (b)

Credit risk:

The Company is exposed to credit risk only with respect to uncertainty as to timing and amount of collectibility of accounts receivable. The Company’s maximum credit risk is the carrying value of accounts receivable.

(c)

Foreign currency risk:

Foreign currency risk is the risk to the Company’s earnings and cash flow that arises from fluctuations in foreign currency exchange rates, and the degree of volatility of these rates.  Management has not entered into any foreign exchange contracts to mitigate this risk.

12.

Segmented information:

The Company operates in two segments, (i) the development and sale of software applications and solutions and related services and (ii) the provision of business integration consulting services. Management of the Company makes decisions about allocating resources based on these two operating segments.

                                          As at March 31, 2007

	Software Sales	Consulting Services	Total

Revenue	$548,462	$728,815	$1,277,277

Operating Expenses	1,300,342	422,493	1,722,835
Interest Expense	112,196	-	112,196
Amortization of Capital Assets	39,505	14,010	53,515
Amortization of Intangibles	8,333	59,667	68,000
Total Expenses	1,460,376	496,170	1,956,546

Net Profit (Loss)	$(911,914)	$232,645	$(679,269)

Total Assets	$935,178	$2,568,317	$3,503,495
Intangible Assets
Goodwill	$-	$1,684,462	$1,684,462
Intellectual Property	$19,444	$-	$19,444
Other intangible assets	$-	$377,892	$377,892
Equipment, net	$301,676	$68,783	$370,459
Non-cash Share-based Compensation expense	$70,869	$7,906	$78,775
Additions to Capital Assets	$10,181	$-	$10,181

12.

Segmented information cont’d:

Substantially all revenue is derived from sales to customers located in Canada, the United States, and the United Kingdom.  Geographic information is as follows:

March 31

	2007	2006
Canada	$741,588	$1,543,914
United States	529,916	769,069
United Kingdom	5,773	2,099

	$1,277,277	$2,315,085

Substantially all of the Company’s equipment is in Canada.

Major customers, representing 10% or more of total revenue are:

March 31

	2007	2006
Customer A	$407,352	$537,987
Customer B	214,231	414,670
Customer C	203,000	327,227

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

(a)

Share-based compensation:

As described in note 6, the Company has granted stock options to certain employees, directors, advisors, and consultants.  These options are granted for services provided to the Company.  For Canadian GAAP purposes, the Company accounts for all share-based payments to non-employees made subsequent to January 1, 2002 and to employees made subsequent to January 1, 2003 using the fair value based method.

Under U.S. GAAP:

(i)

Options granted to non-employees prior to January 1, 2002 are also required to be measured and recognized at their fair value as the services are provided and the options are earned.

(ii)

During the years ended December 31, 2001 and 2002, the Company repriced certain options which were accounted for as variable options resulting in net increases in the underlying common share market price between repricing and exercise, expiring or forfeiture of the options.

(iii)

An enterprise recognizes or, at its option, discloses the impact on net loss of the fair value of stock options and other forms of share-based compensation awarded to employees.  While the Company has elected under U.S. GAAP to adopt fair value accounting for options awarded to employees on or after January 1, 2003, the Company has elected to continue to measure compensation cost for stock options granted to employees prior to January 1, 2003 by the intrinsic value method.

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”)123(R), “Share-Based Payment” (“SFAS 123(R)”), which requires the expensing of all options issued, modified or settled based on the grant date fair value over the period during which an employee is required to provide service (vesting period).

13.

United States generally accepted accounting principles cont’d:

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

b)

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

c)

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

d)

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

13.

United States generally accepted accounting principles cont’d:

e)

Comprehensive loss:

Comprehensive loss equals net loss for all periods presented.

The effect of these accounting differences on contributed surplus, the equity and debt components of the convertible debenture, deficit, net loss, and net loss per share are as follows:

	As at March 31, 2007	As at December 31, 2006
Contributed Surplus, Canadian GAAP	$3,516,206	$3,437,431
Cumulative stock based compensation (a)	1,380,198	1,380,198
Beneficial conversion options (b)	208,200	208,200
Warrants issued for services (c)	722,000	722,000
Contingent warrants (d)	129,593	129,593
Additional paid-in capital, U.S. GAAP	$5,956,197	$5,877,422

Equity Components of Convertible Debenture, Canadian GAAP	$365,479	$365,479
Equity components of convertible debenture (d)	(365,479)	(365,479)
Equity Components of Convertible Debenture, U.S. GAAP	$-	$-

Deferred financing charges, Canadian GAAP	$65,030	71,142
Valuation differences (d)	32,604	32,604
Accretion differences (d)	(2,386)	(4,373)
Deferred financing charges, U.S. GAAP	95,248	99,373

Convertible debenture, Canadian GAAP	$1,255,061	$1,231,300
Valuation differences (d)	268,755	268,755
Accretion differences (d)	(39,973)	(25,151)
Convertible debenture, U.S. GAAP	$1,483,844	$1,474,924

Deficit, Canadian GAAP	$(40,648,119)	$(39,924,950)
Cumulative stock based compensation (a)	(1,380,198)	(1,380,198)
Beneficial conversion options (b)	(208,200)	(208,200)
Warrants issued for services (c)	(722,000)	(722,000)
Convertible debenture (d)	12,457	20,758
Deficit, U.S. GAAP	$(42,946,060)	$(42,214,590)
	Three months ended March 31,
	2007	2006

Net Loss for the period, Canadian GAAP	$(679,270)	$(1,527,100)
Accretion on convertible debenture Canadian GAAP (d)	23,761	-
Deferred financing expenses deducted under Canadian GAAP (d)	6,112	-

Accretion on convertible debenture U.S. GAAP (d)	(8,919)	-
Deferred financing expenses deducted under U.S. GAAP (d)	(8,498)	-

Net Loss for the period, U.S. GAAP	$(666,813)	(1,527,100)

Net Loss per share, U.S. GAAP and Canadian GAAP – basic and diluted	$(0.02)	$(0.04)

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

Typically, the Company enters into a fixed price contract with a customer for the licensing of selected software products and time and materials contracts for the provision of specific services.  The Company generally recognizes total revenue for software and services associated with a contract using percentage of completion method based on the total costs incurred over the total estimated costs to complete the contract or residual multiple element based accounting.  Standalone services contracts revenues are recognized as the services are delivered.

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

Recent world events and concerns regarding security in the last few years have increased awareness of and interest in products that have law enforcement or other security applications, including the products and services offered by Visiphor.  There can be no assurance, however, that such trends will continue or will result in increased sales of the Company’s products and services.

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

Visiphor believes the “critical” accounting policies it uses in preparation of its financial statements are as follows:

Revenue recognition

(i)

Software sales revenue:

The Company recognizes revenue consistent with the Securities and Exchange Commission Staff Accounting Bulletin No. 104 and Statement of Position 97-2, “Software Revenue Recognition”. In accordance with this statement, revenue is recognized, except as noted below, when all of the following criteria are met: persuasive evidence of a contractual arrangement exists, title has passed, delivery and customer acceptance has occurred, the sales price is fixed or determinable and collection is reasonably assured.  Cash received in advance of meeting the revenue recognition criteria is recorded as deferred revenue.

When a software product requires significant production, modification or customization, the Company generally accounts for the arrangement using the percentage-of-completion method of contract accounting. Progress to completion is measured by the proportion that activities completed are to the activities required under each arrangement. When the current estimate on a contract indicates a loss, a provision for the entire loss on the contract is made. In circumstances where amounts recognized as revenue under such arrangements temporarily exceed the amount invoiced, the difference is recorded as accrued revenue receivable.

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

Intangible Assets:

Intangible assets acquired either individually or with a group of other assets are initially recognized and measured at cost.  The cost of a group of intangible assets acquired in a transaction, including those acquired in a business combination that meet the specified criteria for recognition apart from goodwill, is allocated to the individual assets acquired based on their relative fair values.  The cost of internally developed intangible assets is capitalized only when technological feasibility has been established, the asset is clearly defined and costs can be reliably measured, management has both the intent and ability to produce or use the intangible asset, adequate technical and financial resources exist to complete the development, and management can demonstrate the existence of an external market or internal need for the completed product or asset. Costs incurred to enhance the service potential of an intangible asset are capitalized as betterment when the above criteria are met. No amounts have been capitalized to date in connection with internally developed intangible assets

Intangible assets with finite useful lives are amortized over their useful lives.  The assets are amortized on a straight-line basis over the following terms, which are reviewed annually:

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

Use of estimates

The preparation of financial statements in accordance with accounting principles generally accepted in Canada requires management to make estimates and assumptions that affect the amounts reported or disclosed in the financial statements.  Actual amounts may differ from these estimates.  Areas of significant estimate include, but are not limited to: valuation of accounts receivable; progress towards completion on certain fixed prime contracts estimated useful lives of equipment and intangible assets; valuation of acquired intangible assets; valuation of share-based awards, and the valuation allowance of future income tax assets.

Share-based compensation

The Company has a share-based compensation plan, which is described in note 6 of the Notes to the Consolidated Financial Statements.  Subsequent to January 1, 2003, the Company accounts for all share-based payments to employees and non-employees using the fair value based method.  Under the fair value based method, share-based payments are measured at the fair value of the consideration received, or the fair value of the equity instruments issued, whichever is more reliably measured.

The fair value of share-based payments to non-employees is periodically re-measured until counterparty performance is complete, and any change therein is recognized over the period and in the same manner as if the Company had paid cash instead of paying with or using equity instruments.  The cost of share-based payments to non-employees that are fully vested and non-forfeitable at the grant date is measured and recognized at that date.

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

Results of Operations for the three-month period ended March 31, 2007 compared to March 31, 2006:

Management believes that presenting results of operations that exclude certain non-cash expenses and certain one-time unusual expenses in addition to results of operations that include these expenses can be helpful to investors in understanding the Company's results of operations. By excluding such items, the Company believes investors are provided with a more accurate period-to-period comparison and information regarding the cash expenditures in each expense category.  Non-cash expenses that are excluded in various places below include amortization of certain intangible assets that the Company acquired as a result of its acquisition of Sunaptic as well as share-based compensation that does not require cash payments and one-time unusual expenses.

Revenues

Visiphor’s total revenues for the three-month period ended March 31, 2007 were $1,277,277, which is 45% lower than the prior year level of $2,315,082. This decrease was primarily due to customer delays in projects which has delayed the recognition of revenue from those projects.

Revenues from the Company’s software products and related services were $376,587 for the current three-month period as compared to $482,439 for 2006, a decrease of 22%. The decreased software licensing and related services revenues were primarily due to lower sales volumes combined with delays in customer delivery acceptance schedules.

Professional services revenues for the three-month period ended March 31, 2007 were $754,869 as compared to $1,607,682 in 2006, a decrease of 53%. First quarter results in 2006 were higher due to the work completed on pre-acquisition contracts from 2005. The first quarter results from 2006 included revenue earned from contracts entered into prior to the acquisition of Sunaptic.

Support revenue for the three-month period ended March 31, 2007 increased by 33% to $143,951 compared to $108,482 for 2006.

Other revenues for the three-month period ended March 31, 2007 were $1,870, whereas other revenues of $116,479 were earned in the prior year.  The comparative figure in 2006 included $63,541 recognized for the security assessments for the King County RAIN project and $47,400 for software purchased for resale to other customers.

As of April 23, 2007, Visiphor had work in process and contracted orders totalling approximately $2.01 million that are not recorded in the financial statements as at March 31, 2007 Consequently, Visiphor expects that revenues will increase during 2007 and will continue to increase as the Company’s current and newly developed products and solutions continue to gain increasing customer acceptance. The Company has been attracting new business opportunities in the U.S. market and anticipates significant growth in the U.S. There can be no assurance; however, that such future revenue or future growth will materialize or if such revenue or future growth does materialize that it will be significant.

Total Expenses

Total expenses were $1,956,546 for the three-month period ended March 31, 2007, which is 49% less than the 2006 total expenses of $3,842,182 for the same period. The decreased costs were primarily due to the reduction of the salary expenses during the last quarter of 2006 and the overall cost reduction effort of the company. Operating expenses net of amortization and interest for the same periods decreased 46% to $1,722,835 from $3,192,511.

The Company continued to improve its operational efficiencies during 2006 and into the first quarter in 2007. During 2006, the Company consolidated its Vancouver and Burnaby, B.C. offices into the Burnaby head office location; changed its executive compensation structure and implemented general cost saving measures.

Administration

Administrative costs for the three-month period ended March 31, 2007 were $311,253, which is a reduction of 53% compared with administrative costs of $662,903 in 2006 due to recent reductions in staffing levels. Administrative costs include staff salaries and related benefits and travel, consulting and professional fees, facility and support costs, shareholder, regulatory and investor relations costs.

Cost of Materials

Cost of materials for the three-month period ended March 31, 2007 were $22,569 and $87,905 in 2006. The 2006 comparative figure included $44,004 for sub-contracted services required for the security assessments for the King County RAIN project and $43,901 for software purchased for resale to a customer.

Interest and Amortization

The interest expense for the three-month period ended March 31, 2007 is $112,196 which is 313% higher than for 2006 of $27,176. The increase is primarily due to the interest expense on the convertible debenture which the Company did not have in the first quarter of 2006 and interest on the loans payable. The amortization expense for the three-month period ended March 31, 2007 was $121,515 compared to $622,495 in 2006. The decrease is due to the majority of the Company’s intangible assets having been fully amortized during 2006.

Sales and Marketing

Sales and marketing expenses for the three-month period ended March 31, 2007 were $259,035 compared to $581,079 for 2006, which represents a 55% decrease. Overall, the expenses related to sales and marketing decreased as the Company continued to concentrate on building sales and relationships rather than on general marketing activities and due to some layoffs in early 2006. As part of the Company’s overall cost-cutting efforts, there were reductions to the marketing salary expenses and general marketing activities for the period.

Professional Services

Costs for the professional services group for the three-month period ended March 31, 2007 were $615,126 which is 52% less than costs for the professional services group in 2006 of $1,283,114. These costs include a share-based compensation charge of $9,760 in 2007 and $136,430 in 2006. Excluding this charge, the professional services costs were $605,366 in 2007 and $1,146,684 for 2006. Professional services is a new department that was initiated in the second quarter of 2005. The professional services group is responsible for the installation of Visiphor’s products and training of Visiphor’s customers and business partners in the use of the Company’s products. It also includes the business integration consulting services division added through the acquisition of Sunaptic. The costs include salaries, travel and general overhead expenses. Costs for future periods will be dependent on the sales levels achieved by the Company.

Technology Development

The technology development expenses for the three-month period ended March 31, 2007 were $508,740, which is 7% greater than the 2006 costs of $475,048. These costs include share-based compensation charges of $22,966 in 2007 and $34,732 in 2006. Excluding these charges, the technology development expenses were $485,774 in 2007 verses $440,316 in 2006, which is an increase of 10%. This increase was primarily due to hiring additional staff and the associated costs required to maintain the Company’s enhancement of existing products and to develop new products. Management expects that the increased revenues achieved as a result of the sale of products will more than offset the increased costs. Management believes that continuing to invest in technology advancements is crucial to the future success of Visiphor, and expects that costs will continue to increase in future periods.

Net Loss for the Period

The Company's current net loss on a monthly basis is approximately $226,400. The Company's current operating net loss (total  loss excluding amortization and interest) on a monthly basis is approximately $148,500.

Overall, the Company incurred a net loss for the three-month period ended March 31, 2007 of $679,270 or $0.02  per share, which is 56% lower than the net loss incurred during the three-months ended March 31, 2006 of $1,527,100 or $0.04 per share.

In the Company's most recent Form 10-KSB, management stated that it believed that the Company would be able to achieve break-even operations on a cash operating basis by the end of the second quarter of 2007.  While management continues to believe that it has sufficient sales and potential sales to achieve this goal, extended contract negotiations and installation delays due to customers not being ready to accept delivery of solutions may cause this to be delayed until the second half of 2007 as the recognition of the associated revenue may be delayed.

Summary of Quarterly Results

	Q1-2007	Q4-2006	Q3-2006	Q2-2006	Q1-2006	Q4-2005	Q3-2005	Q2-2005

Total Revenue	$1,277,277	1,458,707	1,120,766	1,488,828	2,315,083	1,076,312	1,008,581	920,620
Net Loss	(679,270)	(1,221,734)	(1,904,856)	(2,024,680)	(1,527,100)	(1,890,400)	(1,650,764)	(1,562,291)
Net loss per share	(0.02)	(0.03)	(0.04)	(0.05)	(0.04)	(0.05)	(0.06)	(0.06)
Net loss as a % of revenue	(53%)	(84%)	(170%)	(136%)	(66%)	(176%)	(164%)	(170%)

The Company’s changes in its net losses per quarter fluctuate according to the volume of sales. To date there has been no consistency from one quarter to the next. Past quarterly performance is not considered to be indicative of future results. The Company is not aware of any significant seasonality affecting its sales.

Liquidity and Capital Resources

The Company’s aggregated cash on hand at the beginning of the three-month period ended March 31, 2007 was $42,338. The impact on cash of the loss of $679,269, after adjustment for non-cash items and changes to other working capital accounts in the period, resulted in a positive cash flow from operations of $177,945. The Company repaid capital leases of $22,253, received a capital assets cash inflow of $457 due to a credit and repaid a $100,000 loan that was borrowed in 2006. Overall, the Company’s cash position increased by $56,151 to $98,489 at March 31, 2007.

Contractual Obligations

The Company is committed to the following payments for i) operating lease payments on the office lease, ii) capital lease payments for equipment under lease (excluding interest) and iii) long term debt payments over the next three years:

Year	Long Term Debt	Equipment	Office	Total
2007	$58,667	$71,526	223,631	353,824
2008	128,000	73,553	267,655	469,208
2009	1,722,667	23,392	201,478	1,947,537
2010	-	1,283	-	1,283
	$1,909,334	$169,754	$692,764	$2,771,852

The Company also subleases 4,128 square feet of office space in Vancouver, B.C. with monthly rent of $7,000 which expires on September 29, 2008. This space is no longer used by the Company and has been sublet as of March 1, 2007 to cover the Company’s costs. The lease to the tenant also expires September 29, 2008.

Off-Balance Sheet Arrangements

At March 31, 2007, the Company did not have any off-balance sheet arrangements.

Item 3.  Controls and Procedures

Disclosure Controls and Internal Controls Over Financial Reporting

Disclosure Controls

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report (the “Evaluation Date”).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the Securities and Exchange Commission’s rules and forms, and accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

In its assessment of the effectiveness of disclosure controls and procedures as of March 31, 2007, management of the Company, including the Chief Executive Officer and Chief Financial Officer, assessed what potential impact different possible material weaknesses as described below could have on the effectiveness of the Company’s disclosure controls and procedures. Management, including the Chief Executive Officer and Chief Financial Officer, determined that due to the small size of the Company the Chief Executive Officer and Chief Financial Officer have knowledge of all aspects of the Company’s operations at a detailed level sufficient to ensure that the Company’s disclosure controls and procedures were effective in timely alerting them to the material information related to the Company required to be included in the Company’s filings. This level of knowledge is considered by the certifying officers to be a compensating control and procedure that is adequate to eliminate the risk of a material error or omission in disclosure requirements.

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

During the audit of the December 31, 2006, financial statements, the Company’s independent auditors, Grant Thornton LLP, have advised management and the audit committee of the Company’s Board of matters that they considered to be material weaknesses in the Company’s internal control.  The weaknesses were comprised of: insufficient systems and controls in place to evaluate the Company’s internal control; insufficient segregation of duties; and inadequate preventive controls with too much reliance on detective and manual controls.  In order to remediate the matters that the Company’s independent auditors and management considered to be material weaknesses in the Company’s internal control, during August of 2005 the Company hired a new Controller who has significantly more experience and knowledge of internal control environments than the previous controller.  During the third quarter of 2006, the Company engaged an outside consulting group that specializes in internal control over financial reporting and the Sarbanes-Oxley Act of 2002. The consultants provided additional guidance in improving the Company's system of internal control over financial reporting and provided guidance on effective design of internal controls. During the third and fourth quarter of 2006, the Company addressed some of the weaknesses relating to segregation of duties reported by the auditors from the 2005 audit.  A significant number of the deficiencies relate to the Company's segregation of duties, so the Company has developed procedures to utilize additional staff and reassign duties of existing accounting department staff in order to address these deficiencies.  The Company continues to take steps to correct these weaknesses.

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

Based on Grant Thornton LLP’s assessment , management believes the Company has an effective design for internal controls over financial reporting however, also believes that certain material weaknesses exist that the Company is working to correct during 2007. The following is a summary of known material weaknesses:

Segregation of Duties

The management of the Company was advised by the auditors during the 2005 and 2006 year end audit, they believed there were deficiencies in internal controls due to the lack of segregation and incompatibility of duties which could result in inaccurate financial reporting. Management addressed some of these issues during the first quarter of 2007 by using other resources to try to segregate some duties and by strengthening existing controls and procedures. The Company has a small finance group which has made total segregation of all duties challenging. There are compensating controls which the Company relies on to reduce the likelihood that material weaknesses will occur. The Company relies on managers to review certain transactions; the Chief Financial Officer reviews all material transactions.  Also, due to the relatively small size of the business, all transactions that may be material are known to the senior management as they are aware of all activities that are occurring in the business. However, these compensating controls do not fully mitigate this material weakness.  The Company plans to continue addressing these issues in 2007.

Controls relating to Technology

Due to the relatively small size of the Company’s finance team the Company uses accounting software that is off the shelf and common for a business of its size. The auditors noted that certain security and access features of the program were not being used. The Company realizes the importance of segregation of duties and limiting access of parts of the accounting software for different employees, however due to the limited size of the finance team; the Company cannot do so without negatively affecting the efficiency of the department. Compensating controls such as frequent reviews minimize the risk of material misstatements from occurring. However, these compensating controls do not fully mitigate this material weakness.  The Company has been further addressing these issues in 2007 by <>.

Other than the foregoing, during the quarter ended March 31, 2007, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

On February 20, 2007, the Company issued 120,662 units (the “Units”) at a price of $0.40 per Unit to settle $48,264.77 of debt.  Each Unit consists of one common share and one common share purchase warrant.  Each warrant entitles the holder for two years from the date of issue of the Units to acquire one additional common share of Visiphor at an exercise price of $0.50 in the first year and $0.75 in the second year.  The common shares and warrants are subject to a four-month hold period that expires on June 19, 2007.

The Units were issued to persons located outside the United States who were not “U.S. persons”, as such term is defined in Regulation S (“Regulation S”) promulgated under the Securities Act in reliance upon the exclusion from registration available under Regulation S.

Item 3.  Defaults Upon Senior Securities

None

Item 4.

Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6.  Exhibits

The following exhibits are filed (or incorporated by reference herein) as part of this Form 10-QSB:

3.1(1)	Articles of Continuance
3.2(2)	Bylaw No.1
31.1	Section 302 Certification
31.2	Section 302 Certification
32.1	Section 906 Certification
32.2	Section 906 Certification
99.1	Risk Factors
99.2	Form 51-9Form 51-901F as required by the British Columbia Securities Commission

_______________________

(1)

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

Date: May 8, 2007

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

Date: May 8, 2007

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

Date: May 8, 2007

/s/ Roy Trivett

Roy Trivett

Chief Executive Officer

(Principal Executive Officer)

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. § 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Visiphor Corporation (the “Company”) on Form 10-QSB for the period ended March 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Sunil Amin, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Sunil Amin Sunil Amin Chief Financial Officer (Principal Financial and Accounting Officer) May 8, 2007

Exhibit 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. § 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Visiphor Corporation (the “Company”) on Form 10-QSB for the period ended March 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Roy Trivett, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Roy Trivett Roy Trivett Chief Executive Officer (Principal Executive Officer) May 8, 2007

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

History of Losses; Ability to Continue as a Going Concern

The Company commenced operations in March 1998. The Company incurred net losses of $ 6,678,371 and $6,631,656 in the years ended December 31, 2006 and December 31, 2005, respectively and net losses of $679,269 and $1,527,100 in the periods ended March 31, 2007 and March 31, 2006 respectively.  The Company has never been profitable and there can be no assurance that, in the future, the Company will be profitable on a quarterly or annual basis.

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

Need for Additional Financing

Management believes that the revenues from the Company’s future sales combined with current accounts receivable, work in progress, and contracted orders will be sufficient to fund its consolidated operations. The Company believes it currently has cash, accounts receivable, and work in progress and contracted orders that, if completed, will generate cash sufficient to fund its operations through September 2007. If the accounts receivable are not collected, certain of the contracts are not completed, or the expected sales are not received, the Company may need to raise additional funds through private placements of its securities or seek other forms of financing during the 2006 financial year. There can be no assurance that such financing will be available to the Company on terms acceptable to it, if at all. Failure to obtain adequate financing if necessary could result in significant delays in development of new products and a substantial curtailment of the Company’s operations. If the Company’s operations are substantially curtailed, it may have difficulty fulfilling its current and future contractual obligations.

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

Certain Shareholders May Exercise Control over Matters Voted Upon by the Company's Shareholders

Certain of the Company’s officers, directors and entities affiliated with the Company together beneficially owned a significant portion of the Company’s outstanding common shares as of March 31, 2007. While these shareholders do not hold a majority of the Company’s outstanding common shares, they will be able to exercise significant influence over matters requiring shareholder approval, including the election of directors and the approval of mergers, consolidations and sales of the Company’s assets. This may prevent or discourage tender offers for the Company’s common shares.

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

Material weaknesses related to the operational ineffectiveness of internal control over financial reporting at March 31, 2007 that could impact the Company’s ability to report its results of operations and financial condition accurately

The Company identified material weakness in the operational effectiveness of its internal control over financial reporting as at March 31, 2007.  The Company continues to identify, develop and implement remedial measures and compensating procedures to address these material weaknesses.  These material weaknesses, unless addressed, could potentially result in accounting errors.

Exhibit 99.2

BC FORM 51-102F1

QUARTERLY REPORT

ISSUER DETAILS:

Name of Issuer	VISIPHOR CORPORATION
For Quarter Ended	March 31, 2007
Date of Report	May 8, 2007
Issuer Address	1100 – 4710 Kingsway Burnaby, British Columbia V5H 4M2
Issuer Fax Number	(604) 684-9314
Issuer Telephone Number	(604) 684-2449
Contact Name	Sunil Amin
Contact Position	Chief Financial Officer
Contact Telephone Number	(604) 684-2449
Contact Email Address	Sunil.amin@visiphor.com
Web Site Address	www.visiphor.com

CERTIFICATE

THE THREE SCHEDULES REQUIRED TO COMPLETE THIS REPORT ARE ATTACHED AND THE DISCLOSURE CONTAINED THEREIN HAS BEEN APPROVED BY THE BOARD OF DIRECTORS.  A COPY OF THIS REPORT WILL BE PROVIDED TO ANY SHAREHOLDER WHO REQUESTS IT.

Clyde Farnsworth Name of Director	/s/Clyde Farnsworth Sign (typed)	07/05/08 Date Signed (YY/MM/DD)

Roy Trivett Name of Director	/s/ Roy Trivett Sign (typed)	07/05/08 Date Signed (YY/MM/DD)

Supplementary Information to the Financial Statements

Management’s Discussion and Analysis

As at May 8, 2007

Forward-looking information

Except for statements of historical fact, certain information contained herein constitutes “forward-looking statements,” within Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  In some cases, you can identify the forward-looking statements by Visiphor Corporation’s (“Visiphor” or the “Company”) use of the words such as “may,” “will,” “should,” “could,” “expect,” “plan,” “estimate,” “predict,” “potential,” “continue,” “believe,” “anticipate,” “intend,” “expect,” or the negative or other variations of these words, or other comparable words or phrases.  Forward-looking statements in this report include, but are not limited to, the Company’s expectation that a substantial portion of its revenue will come from a limited number of customers, the Company’s expectation that revenues will increase during 2007 when compared to those of 2006 and that such revenues will continue to increase as newly developed products and solutions continue to gain increasing customer acceptance; management’s belief that increased revenues achieved as a result of the sale of products will more than offset increased technology development costs; the Company’s ability to fund its operations in the future resulting from current accounts receivable, work in progress and new orders; new contracts to be entered into in the near future; the Company’s future operating expense levels; and the Company’s ability to achieve break-even operations on an operating cash flow basis during the remainder of 2007.

Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results or achievements of the Company to be materially different from any future results or achievements of the Company expressed or implied by such forward-looking statements.  Such factors include, but are not limited to the following: the Company’s limited operating history; the Company’s need for additional financing; the Company’s history of losses; the Company’s dependence on a small number of customers; risks involving new product development; competition; the Company’s dependence on key personnel; risks involving lengthy sales cycles; dependence on marketing relationships; the Company’s ability to protect its intellectual property rights; risks associated with exchange rate fluctuations; risks of software defects; risks associated with product liability; risks associated with the Imagis UK partnership; the potential additional disclosure requirements for trades involving the issued common shares; the difficulty of enforcing civil liabilities against the Company or its directors or officers under United States federal securities laws; the volatility of the Company’s share price; risks associated with certain shareholders exercising control over certain matters; risks associated with the acquisition of Sunaptic Solutions Incorporated (“Sunaptic”) and the other risks and uncertainties described in Exhibit 99.1 to this Quarterly Report.

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

Typically, the Company enters into a fixed price contract with a customer for the licensing of selected software products and time and materials contracts for the provision of specific services.  The Company generally recognizes total revenue for software and services associated with a contract using percentage of completion method based on the total costs incurred over the total estimated costs to complete the contract or residual multiple element based accounting.  Standalone services contracts revenues are recognized as the services are delivered.

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

Recent world events and concerns regarding security in the last few years have increased awareness of and interest in products that have law enforcement or other security applications, including the products and services offered by Visiphor.  There can be no assurance, however, that such trends will continue or will result in increased sales of the Company’s products and services.

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

Visiphor believes the “critical” accounting policies it uses in preparation of its financial statements are as follows:

Revenue recognition

(i)

Software sales revenue:

The Company recognizes revenue consistent with the Securities and Exchange Commission Staff Accounting Bulletin No. 104 and Statement of Position 97-2, “Software Revenue Recognition”. In accordance with this statement, revenue is recognized, except as noted below, when all of the following criteria are met: persuasive evidence of a contractual arrangement exists, title has passed, delivery and customer acceptance has occurred, the sales price is fixed or determinable and collection is reasonably assured.  Cash received in advance of meeting the revenue recognition criteria is recorded as deferred revenue.

When a software product requires significant production, modification or customization, the Company generally accounts for the arrangement using the percentage-of-completion method of contract accounting. Progress to completion is measured by the proportion that activities completed are to the activities required under each arrangement. When the current estimate on a contract indicates a loss, a provision for the entire loss on the contract is made. In circumstances where amounts recognized as revenue under such arrangements temporarily exceed the amount invoiced, the difference is recorded as accrued revenue receivable.

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

Intangible Assets:

Intangible assets acquired either individually or with a group of other assets are initially recognized and measured at cost.  The cost of a group of intangible assets acquired in a transaction, including those acquired in a business combination that meet the specified criteria for recognition apart from goodwill, is allocated to the individual assets acquired based on their relative fair values.  The cost of internally developed intangible assets is capitalized only when technological feasibility has been established, the asset is clearly defined and costs can be reliably measured, management has both the intent and ability to produce or use the intangible asset, adequate technical and financial resources exist to complete the development, and management can demonstrate the existence of an external market or internal need for the completed product or asset. Costs incurred to enhance the service potential of an intangible asset are capitalized as betterment when the above criteria are met. No amounts have been capitalized to date in connection with internally developed intangible assets

Intangible assets with finite useful lives are amortized over their useful lives.  The assets are amortized on a straight-line basis over the following terms, which are reviewed annually:

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

Use of estimates

The preparation of financial statements in accordance with accounting principles generally accepted in Canada requires management to make estimates and assumptions that affect the amounts reported or disclosed in the financial statements.  Actual amounts may differ from these estimates.  Areas of significant estimate include, but are not limited to: valuation of accounts receivable; progress towards completion on certain fixed prime contracts estimated useful lives of equipment and intangible assets; valuation of acquired intangible assets; valuation of share-based awards, and the valuation allowance of future income tax assets.

Share-based compensation

The Company has a share-based compensation plan, which is described in note 6 of the Notes to the Consolidated Financial Statements.  Subsequent to January 1, 2003, the Company accounts for all share-based payments to employees and non-employees using the fair value based method.  Under the fair value based method, share-based payments are measured at the fair value of the consideration received, or the fair value of the equity instruments issued, whichever is more reliably measured.

The fair value of share-based payments to non-employees is periodically re-measured until counterparty performance is complete, and any change therein is recognized over the period and in the same manner as if the Company had paid cash instead of paying with or using equity instruments.  The cost of share-based payments to non-employees that are fully vested and non-forfeitable at the grant date is measured and recognized at that date.

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

Results of Operations for the three-month period ended March 31, 2007 compared to March 31, 2006:

Management believes that presenting results of operations that exclude certain non-cash expenses and certain one-time unusual expenses in addition to results of operations that include these expenses can be helpful to investors in understanding the Company's results of operations. By excluding such items, the Company believes investors are provided with a more accurate period-to-period comparison and information regarding the cash expenditures in each expense category.  Non-cash expenses that are excluded in various places below include amortization of certain intangible assets that the Company acquired as a result of its acquisition of Sunaptic as well as share-based compensation that does not require cash payments and one-time unusual expenses.

Revenues

Visiphor’s total revenues for the three-month period ended March 31, 2007 were $1,277,277, which is 45% lower than the prior year level of $2,315,082. This decrease was primarily due to customer delays in projects which has delayed the recognition of revenue from those projects.

Revenues from the Company’s software products and related services were $376,587 for the current three-month period as compared to $482,439 for 2006, a decrease of 22%. The decreased software licensing and related services revenues were primarily due to lower sales volumes combined with delays in customer delivery acceptance schedules.

Professional services revenues for the three-month period ended March 31, 2007 were $754,869 as compared to $1,607,682 in 2006, a decrease of 53%. First quarter results in 2006 were higher due to the work completed on pre-acquisition contracts from 2005. The first quarter results from 2006 included revenue earned from contracts entered into prior to the acquisition of Sunaptic.

Support revenue for the three-month period ended March 31, 2007 increased by 33% to $143,951 compared to $108,482 for 2006.

Other revenues for the three-month period ended March 31, 2007 were $1,870, whereas other revenues of $116,479 were earned in the prior year.  The comparative figure in 2006 included $63,541 recognized for the security assessments for the King County RAIN project and $47,400 for software purchased for resale to other customers.

As of April 23, 2007, Visiphor had work in process and contracted orders totalling approximately $2.01 million that are not recorded in the financial statements as at March 31, 2007 Consequently, Visiphor expects that revenues will increase during 2007 and will continue to increase as the Company’s current and newly developed products and solutions continue to gain increasing customer acceptance. The Company has been attracting new business opportunities in the U.S. market and anticipates significant growth in the U.S. There can be no assurance; however, that such future revenue or future growth will materialize or if such revenue or future growth does materialize that it will be significant.

Total Expenses

Total expenses were $1,956,546 for the three-month period ended March 31, 2007, which is 49% less than the 2006 total expenses of $3,842,182 for the same period. The decreased costs were primarily due to the reduction of the salary expenses during the last quarter of 2006 and the overall cost reduction effort of the company. Operating expenses net of amortization and interest for the same periods decreased 46% to $1,722,835 from $3,192,511.

The Company continued to improve its operational efficiencies during 2006 and into the first quarter in 2007. During 2006, the Company consolidated its Vancouver and Burnaby, B.C. offices into the Burnaby head office location; changed its executive compensation structure and implemented general cost saving measures.

Administration

Administrative costs for the three-month period ended March 31, 2007 were $311,253, which is a reduction of 53% compared with administrative costs of $662,903 in 2006 due to recent reductions in staffing levels. Administrative costs include staff salaries and related benefits and travel, consulting and professional fees, facility and support costs, shareholder, regulatory and investor relations costs.

Cost of Materials

Cost of materials for the three-month period ended March 31, 2007 were $22,569 and $87,905 in 2006. The 2006 comparative figure included $44,004 for sub-contracted services required for the security assessments for the King County RAIN project and $43,901 for software purchased for resale to a customer.

Interest and Amortization

The interest expense for the three-month period ended March 31, 2007 is $112,196 which is 313% higher than for 2006 of $27,176. The increase is primarily due to the interest expense on the convertible debenture which the Company did not have in the first quarter of 2006 and interest on the loans payable. The amortization expense for the three-month period ended March 31, 2007 was $121,515 compared to $622,495 in 2006. The decrease is due to the majority of the Company’s intangible assets having been fully amortized during 2006.

Sales and Marketing

Sales and marketing expenses for the three-month period ended March 31, 2007 were $259,035 compared to $581,079 for 2006, which represents a 55% decrease. Overall, the expenses related to sales and marketing decreased as the Company continued to concentrate on building sales and relationships rather than on general marketing activities and due to some layoffs in early 2006. As part of the Company’s overall cost-cutting efforts, there were reductions to the marketing salary expenses and general marketing activities for the period.

Professional Services

Costs for the professional services group for the three-month period ended March 31, 2007 were $615,126 which is 52% less than costs for the professional services group in 2006 of $1,283,114. These costs include a share-based compensation charge of $9,760 in 2007 and $136,430 in 2006. Excluding this charge, the professional services costs were $605,366 in 2007 and $1,146,684 for 2006. Professional services is a new department that was initiated in the second quarter of 2005. The professional services group is responsible for the installation of Visiphor’s products and training of Visiphor’s customers and business partners in the use of the Company’s products. It also includes the business integration consulting services division added through the acquisition of Sunaptic. The costs include salaries, travel and general overhead expenses. Costs for future periods will be dependent on the sales levels achieved by the Company.

Technology Development

The technology development expenses for the three-month period ended March 31, 2007 were $508,740, which is 7% greater than the 2006 costs of $475,048. These costs include share-based compensation charges of $22,966 in 2007 and $34,732 in 2006. Excluding these charges, the technology development expenses were $485,774 in 2007 verses $440,316 in 2006, which is an increase of 10%. This increase was primarily due to hiring additional staff and the associated costs required to maintain the Company’s enhancement of existing products and to develop new products. Management expects that the increased revenues achieved as a result of the sale of products will more than offset the increased costs. Management believes that continuing to invest in technology advancements is crucial to the future success of Visiphor, and expects that costs will continue to increase in future periods.

Net Loss for the Period

The Company's current net loss on a monthly basis is approximately $226,400. The Company's current operating net loss (total loss excluding amortization and interest) on a monthly basis is approximately $148,500.

Overall, the Company incurred a net loss for the three-month period ended March 31, 2007 of $679,270 or $0.02  per share, which is 56% lower than the net loss incurred during the three-months ended March 31, 2006 of $1,527,100 or $0.04 per share.

In the Company's most recent Form 10-KSB, management stated that it believed that the Company would be able to achieve break-even operations on a cash operating basis by the end of the second quarter of 2007.  While management continues to believe that it has sufficient sales and potential sales to achieve this goal, extended contract negotiations and installation delays due to customers not being ready to accept delivery of solutions may cause this to be delayed until the second half of 2007 as the recognition of the associated revenue may be delayed.

Summary of Quarterly Results

	Q1-2007	Q4-2006	Q3-2006	Q2-2006	Q1-2006	Q4-2005	Q3-2005	Q2-2005

Total Revenue	$1,277,277	1,458,707	1,120,766	1,488,828	2,315,083	1,076,312	1,008,581	920,620
Net Loss	(679,270)	(1,221,734)	(1,904,856)	(2,024,680)	(1,527,100)	(1,890,400)	(1,650,764)	(1,562,291)
Net loss per share	(0.02)	(0.03)	(0.04)	(0.05)	(0.04)	(0.05)	(0.06)	(0.06)
Net loss as a % of revenue	(53%)	(84%)	(170%)	(136%)	(66%)	(176%)	(164%)	(170%)

The Company’s changes in its net losses per quarter fluctuate according to the volume of sales. To date there has been no consistency from one quarter to the next. Past quarterly performance is not considered to be indicative of future results. The Company is not aware of any significant seasonality affecting its sales.

Liquidity and Capital Resources

The Company’s aggregated cash on hand at the beginning of the three-month period ended March 31, 2007 was $42,338. The impact on cash of the loss of $679,269, after adjustment for non-cash items and changes to other working capital accounts in the period, resulted in a positive cash flow from operations of $177,945. The Company repaid capital leases of $22,253, received a capital assets cash inflow of $457 due to a credit and repaid a $100,000 loan that was borrowed in 2006. Overall, the Company’s cash position increased by $56,151 to $98,489 at March 31, 2007.

Contractual Obligations

The Company is committed to the following payments for i) operating lease payments on the office lease, ii) capital lease payments for equipment under lease (excluding interest) and iii) long term debt payments over the next three years:

Year	Long Term Debt	Equipment	Office	Total
2007	$58,667	$71,526	223,631	353,824
2008	128,000	73,553	267,655	469,208
2009	1,722,667	23,392	201,478	1,947,537
2010	-	1,283	-	1,283
	$1,909,334	$169,754	$692,764	$2,771,852

The Company also subleases 4,128 square feet of office space in Vancouver, B.C. with monthly rent of $7,000 which expires on September 29, 2008. This space is no longer used by the Company and has been sublet as of March 1, 2007 to cover the Company’s costs. The lease to the tenant also expires September 29, 2008.

Off-Balance Sheet Arrangements

At March 31, 2007, the Company did not have any off-balance sheet arrangements.

Related-party transactions not disclosed elsewhere are as follows:

At March 31, 2007, accounts payable and accrued liabilities included $295,993 (at December 31, 2006 -$230,215) owed by the Company to Directors, officers and companies controlled by directors and officers of the Company. These amounts are unsecured, non-interest bearing and payable on demand and consist of unpaid fees and expenses. The exchange amount was negotiated and established and agreed to by the related parties.

Other Management Discussion & Analysis Requirements

i.

Additional information relating to the Company, including the Company’s Annual Information Form, is on available on SEDAR at www.sedar.com.

ii.

Share Capital at May 8, 2007

(a)

Authorized:

100,000,000 common shares without par value

50,000,000 preferred shares without par value, non-voting, issuable in one or more series

(c)

Issued

	Number of shares	Amount
Balance, December 31, 2006	43,994,113	$35,570,362

Issued for settlement of accounts payable	120,662	48,265
Options exercised	666,670	66,667

Balance, May 8, 2007	44,781,445	$35,685,294

(c)

Warrants:

At December 31, 2005, and May 8, 2007, the following warrants were outstanding:

December 31, 2006	Granted	Exercised	Expired	May 8, 2007	Exercise price	Expiry date
2,857,785	-	-	(2,557,785)	-	$0.55	January 11, 2007
300,000			(300,000)	-	$0.50	March 2, 2007

2,857,785			(2,857,785)	-

 (d)

Options:

The Company has a stock option plan that was most recently approved at the Company’s annual general meeting of shareholders on May 8, 2006.  Under the terms of the plan, the Company may reserve up to 8,615,118 common shares for issuance under the plan.  The Company has granted stock options under the plan to certain employees, directors, advisors and consultants.  These options are granted for services provided to the Company.  All existing options granted prior to November 25, 2003 expire five years from the date of grant.  All options granted subsequent to November 25, 2003 expire three years from the date of the grant.  All options vest one-third on the date of the grant, one-third on the first anniversary of the date of the grant and one-third on the second anniversary of the date of the grant.

For options issued in 2003 and previously accounted for under the fair value method, modification accounting was applied.  Under modification accounting, the Company recorded additional expense equal to the difference between the fair value of the original award on the date of the repricing and the fair value of the modified award also on the date of the repricing.

A summary of the status of the Company’s stock options at May 8, 2007 and December 31, 2006, and changes during the periods ended on those dates is presented below:

	May 8, 2007		Year-ended December 31, 2006
	Weighted average		Weighted average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding, beginning of period	8,292,500	$0.32	5,415,500	$0.67
Granted	2,467,033	0.10	5,246,468	0.25
Exercised	(666,670)	0.10	-	-
Cancelled	(1,590,774)	0.37	(2,369,468)	0.65
Outstanding, end of period	8,502,089	$0.27	8,292,500	$0.32

The following table summarizes information about stock options outstanding at March 31, 2007:

	Options Outstanding			Options Exercisable
Exercise price	Number of options	Weighted average remaining contractual life	Weighted average exercise price	Number of options	Weighted average exercise price
$0.085	208,533	2.95	$0.085	69,511	$0.085
$0.10	328,500	2.78	$0.10	109,500	$0.10
$0.11	100,000	2.86	$0.11	33,333	$0.11
$0.12	34,722	2.69	$0.12	11,574	$0.12
$0.13	905,727	2.69	$0.13	330,674	$0.13
$0.15	10,000	2.59	$0.15	3,333	$0.15
$0.16	500	2.59	$0.16	167	$0.16
$0.17	10,000	2.24	$0.17	3,333	$0.17
$0.18	250,000	2.48	$0.18	83,333	$0.18
$0.20	448,556	2.42	$0.20	149,519	$0.20
$0.21	1,146,667	2.38	$0.21	426,667	$0.21
$0.25	60,000	2.16	$0.25	20,000	$0.25
$0.29	7,000	1.21	$0.29	2,333	$0.29
$0.31	75,000	1.99	$0.31	25,000	$0.31
$0.33	53,333	0.71	$0.33	53,333	$0.33
$0.34	13,333	0.61	$0.34	13,333	$0.34
$0.35	12,000	1.60	$0.35	4,666	$0.35
$0.36	7,110	0.88	$0.36	4,740	$0.36
$0.39	12,000	1.32	$0.39	8,000	$0.39
$0.40	679,701	0.39	$0.40	676,368	$0.40
$0.43	5,000	1.59	$0.43	3,333	$0.43
$0.44	15,000	1.61	$0.44	10,000	$0.44
$0.45	2,786,077	1.46	$0.45	1,481,924	$0.45

	7,168,759	1.89	$0.30	3,523,974	$0.34

The weighted average fair value of employee stock options granted during the three month period ended May 8, 2007 was $0.10 (three-months ended March 31, 2006-$0.44) per share purchase option. The fair value of each stock option award was estimated on the date of grant using the Black-Scholes option pricing model using the following average inputs:  volatility - 69% (2006-66%); risk free interest rate - 5% (2006-5%); option term - 3 years (2006-3 years); and dividend yield – nil (2006-nil).  The total compensation expense of $148,318 (three-months ended December 31, 2006-$252,867) has been allocated to the expense account associated with each individual employee expense and credited to contributed surplus.

(e)

Agents’ Options

A November 29, 2005 private placement included non-transferable agents’ options to purchase 896,307 units on or before November 29, 2007 at a price of $0.45 per unit. Each unit consists of one common share and one-half of one common share purchase warrant, each full warrant exercisable for one common share at $0.50 until November 29, 2007.

A December 13, 2005 private placement included non-transferable agents’ options to purchase 11,250 units on or before December 13, 2007 at a price of $0.45 per unit. Each unit consists of one common share and one-half of one common share purchase warrant, each full warrant was exercisable for one common share at $0.50 until December 13, 2007.

A summary of the status of the Company’s Agents’ Options at May 8, 2007 and December 31, 2006 and changes during the periods ended on those dates is presented below:

	Three-months ended May 8, 2007		Year-ended December 31, 2006
	Weighted average		Weighted average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding, beginning of period	907,557	$0.45	907,557	$0.45
Granted	-	-	-	-
Exercised	-	-	-	-
Cancelled	-	-	-	-
Outstanding, end of period	907,557	$0.45	907,557	$0.45

Contributed surplus

Amount
Balance, December 31, 2006	$3,437.431
Value of options granted	148,318
Balance, May 8, 2007	$3,585,749

