Form 10QSB/A
period 2007-03-31
Visiphor CORP
filed 2007-05-22
CIK 1088393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

Amendment No. 1

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

The number of shares outstanding of each of the Issuer’s classes of equity as of May 18, 2007, was 44,781,445 common shares.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-QSB (the “Amendment”) hereby amends the Form 10-QSB of Visiphor Corporation (the “Company”) for the quarter ended March 31, 2007, as originally filed with the Securities and Exchange Commission on May 11, 2007 (the “Original Filing”).  The Amendment is being filed solely (i) to correct the inadvertent omission of the Non-GAAP Operating Cash Flow reconciliation in Part I, Item 2 of the Original Filing and (ii) to remove the sentence “The Company has been further addressing these issues in 2007 by <>.” under the subheading “Controls relating to Technology” in Part I, Item 3 of the Original Filing, which sentence was inadvertently included.  In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment sets forth the complete text of Items 2 and 3 as amended.

In addition to amending Part I, Part II, Item 6 of the Original Filing has been amended to add currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.  No other changes have been made to the Original Filing.  This Amendment does not reflect events occurring after the Original Filing or modify or update those disclosures affected by subsequent events.

PART I

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

Results of Operations for the three-month ended March 31, 2007 as compared to the three-month ended March 31, 2006:

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

	Three months ended March 31
	2007	2006

Loss for the period	$(679,269)	$(1,527,100)
Items not involving cash:
Amortization	121,515	622,495
Stock-based compensation	78,775	252,867
Accretion of convertible debenture	23,761	-
Deferred financing costs expensed	6,112	-
Foreign exchange adjustment on loan payable	(4,320)	-
Changes in non-cash operating working capital:
Accounts receivable	246,891	(462,898)
Accrued revenue receivable	67,803	(134,122)
Prepaid expenses and deposit	38,849	7,649
Accounts payable and accrued liabilities	75,054	279,488
Deferred revenue	202,776	129,265
Cash used for operations	177,947	(832,356)
Excluded from non-GAAP measure
Changes in non-cash operating working capital:
Accounts receivable	(246,891)	462,898
Accrued revenue receivable	(67,803)	134,122
Prepaid expenses and deposit	(38,849)	(7,649)
Accounts payable and accrued liabilities	(75,054)	(279,488)
Deferred revenue	(202,776)	(129,265)
	(631,373)	180,618
Included in non-GAAP measure
Restructuring charge	-	(102,462)

Non-GAAP operating cash flow	$(453,426)	$(754,200)

Based on the non-GAAP financial measure the Company’s revenues generated or will generate $453,426 less cash than its expenses required for the three-month period ended March 31, 2007, which is $300,774 or 39.9% more than for the three-month period ended March 31, 2006. The Company is working towards an immediate goal of achieving a positive cash flow from its operations based on the non-GAAP financial measure and expects to achieve this goal by the end of 2007.

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

PART II

Item 6.  Exhibits

The following exhibits are filed (or incorporated by reference herein) as part of this Form 10-QSB:

3.1(1)	Articles of Continuance
3.2(2)	Bylaw No.1
31.1(3)	Section 302 Certification
31.2(3)	Section 302 Certification
31.3	Section 302 Certification
31.4	Section 302 Certification
32.1(3)	Section 906 Certification
32.2(3)	Section 906 Certification
99.1(3)	Risk Factors
99.2(3)	Form 51-9Form 51-901F as required by the British Columbia Securities Commission

_______________________

(1)

Previously filed as part of Visiphor’s Quarterly Report on Form 10-QSB for the period ended March 31, 2003.

(2)

Previously filed as part of Visiphor’s Quarterly Report on Form 10-QSB for the period ended September 30, 2003.

(3)

Previously filed as part of Visiphor’s Quarterly Report on Form 10-QSB for the period ended March 31, 2007.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISIPHOR CORPORATION

/s/ Roy Trivett

Roy Trivett

Date: May 18, 2007

Chief Executive Officer

Exhibit 31.3

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

4.

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

Date: May 18, 2007

/s/ Sunil Amin Sunil Amin Chief Financial Officer (principal financial and accounting officer)

Exhibit 31.4

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

4.

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

Date: May 18, 2007

/s/ Roy Trivett Roy Trivett Chief Executive Officer (principal executive officer)