Form 10QSB
period 2007-06-30
Visiphor CORP
filed 2007-08-14
CIK 1088393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_______________

FORM 10-QSB

_______________

(Mark One)

☒

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Canada  V5H 4M2
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

Yes ☐ No ☒

As of August 10, 2007, 44,781,445 common shares of the Issuer were issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

VISIPHOR CORPORATION

FORM 10-QSB

For the Quarterly Period Ended June 30, 2007

NOTE REGARDING FORWARD-LOOKING STATEMENTS

Except for statements of historical fact, certain information contained herein constitutes “forward-looking statements,” within Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  In some cases, you can identify the forward-looking statements by Visiphor Corporation’s (“Visiphor” or the “Company”) use of the words such as “may,” “will,” “should,” “could,” “expect,” “plan,” “estimate,” “predict,” “potential,” “continue,” “believe,” “anticipate,” “intend,” “expect,” or the negative or other variations of these words, or other comparable words or phrases.  Forward-looking statements in this report include, but are not limited to, the Company’s anticipation that it will experience significant growth in its U.S. sales, the Company’s expectation that a substantial portion of its revenue will come from a limited number of customers, the Company’s expectation that revenues will increase during 2007 when compared to those of 2006 and that such revenues will continue to increase as newly developed products and solutions continue to gain increasing customer acceptance; management’s belief that increased revenues achieved as a result of the sale of products will more than offset increased technology development costs; the Company’s ability to fund its operations in the future resulting from current accounts receivable, work in progress and new orders; new contracts to be entered into in the near future; the Company’s future operating  and technology development expense levels; and the Company’s ability to achieve break-even operations on an operating cash flow basis during the remainder of 2007.

Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results or achievements of the Company to be materially different from any future results or achievements of the Company expressed or implied by such forward-looking statements.  Such factors include, but are not limited to the following: the Company’s limited operating history; the Company’s need for additional financing; the Company’s history of losses; the Company’s dependence on a small number of customers; risks involving new product development; competition; the Company’s dependence on key personnel; risks related to the Company’s reduction in staff levels; risks involving lengthy sales cycles; dependence on marketing relationships; the Company’s ability to protect its intellectual property rights; risks associated with exchange rate fluctuations; risks of software defects; risks associated with product liability; risks associated with the Imagis UK partnership; the potential additional disclosure requirements for trades involving the issued common shares; the difficulty of enforcing civil liabilities against the Company or its directors or officers under United States federal securities laws; the volatility of the Company’s share price; risks associated with certain shareholders exercising control over certain matters; risks associated with the acquisition of Sunaptic Solutions Incorporated (“Sunaptic”) and the other risks and uncertainties described in Exhibit 99.1 to this Quarterly Report.

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

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements

The Company’s financial statements for the three and six-month periods ended June 30, 2007 are included in response to Item 1 and have been compiled by the Company’s management.  The financial statements should be read in conjunction with Management’s Discussion and Analysis or Plan of Operations (Part I, Item 2) and other financial information included elsewhere in this Form 10-QSB.

VISIPHOR CORPORATION

Consolidated Balance Sheets

(Unaudited)

(Expressed in Canadian dollars)

June 30, 2007 and December 31, 2006

	June 30, 2007	December 31, 2006
Assets		(audited)

Current assets:
Cash and cash equivalents	$113,288	$42,338
Accounts receivable	518,186	903,243
Accrued revenue receivable	33,713	177,426
Prepaid expenses and deposit	72,667	160,593
	737,854	1,283,600

Equipment, net	385,796	414,706
Goodwill	1,684,462	1,684,462
Other intangible assets	318,225	437,559
Deferred financing costs	75,241	71,142
Intellectual property	11,111	27,778

	$3,212,689	$3,919,247

Liabilities and Shareholders’ Deficiency

Current liabilities:
Accounts payable and accrued liabilities (note 3)	$2,279,455	$1,896,122
Loans payable (note 3)	720,493	751,160
Deferred revenue	550,724	453,690
Capital lease obligations (note 4)	99,077	89,776
	3,649,749	3,190,748

Long-term liabilities:
Capital lease obligations (note 4)	79,173	92,507
Convertible debenture (note 5)	1,359,444	1,231,300
	1,438,617	1,323,807
Shareholders’ deficiency:
Share capital (note 6)	35,685,293	35,570,362
Contributed surplus (note 7)	3,624,597	3,437,431
Conversion rights	380,294	365,749
Deficit	(41,565,861)	(39,968,850)
	(1,875,677)	(595,308)

	$3,212,689	$3,919,247
Operations and going concern (note 1)
Commitments (note 9)

See accompanying notes to consolidated financial statements.

VISIPHOR CORPORATION

Consolidated Statements of Operations and Deficit

(Expressed in Canadian dollars)

(Unaudited)

For the three- and six-month periods ended June 30, 2007 and 2006

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Revenue:
Software licensing and related services	$(153,621)	$131,310	$222,966	$613,751
Professional services	913,046	1,114,381	1,667,915	2,722,063
Support	103,154	130,264	247,105	238,745
Other	1,176	112,873	3,046	229,352
	863,755	1,488,828	2,141,032	3,803,911

Expenses:
Administration	265,333	736,282	576,585	1,399,185
Amortization	119,096	450,875	240,612	1,073,370
Bad debts expense	20,191	61,988	20,191	61,988
Cost of materials	-	77,005	22,569	164,910
Financing expense	6,870	-	12,982	-
Interest	99,299	46,839	211,495	74,015
Sales and marketing	305,485	317,149	564,520	898,229
Professional services	664,105	1,335,694	1,279,231	2,618,808
Technology development	301,118	487,676	809,858	962,724
Restructuring charge	-	-	-	102,462
	1,781,497	3,513,508	3,738,043	7,355,691

Loss for the period	(917,742)	(2,024,680)	(1,597,011)	(3,551,780)

Deficit, beginning of period	(40,648,119)	(34,817,579)	(39,968,850)	(33,290,479)

Deficit, end of period	$(41,565,861)	$(36,842,259)	$(41,565,861)	$(36,842,259)

Loss per share – basic and diluted	$(0.02)	$(0.05)	$(0.04)	$(0.08)

Weighted average number of shares outstanding	44,649,574	43,075,588	44,350,986	42,876,693

See accompanying notes to consolidated financial statements.

VISIPHOR CORPORATION

Consolidated Statements of Cash Flows

(Expressed in Canadian dollars)

(Unaudited)

For the three- and six-month periods ended June 30, 2007 and 2006

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Cash provided by (used for):

Operating Activities:
Loss for the period	$(917,742)	$(2,024,680)	(1,597,011)	(3,551,780)
Adjustments to reconcile loss for the period to net cash (used in) provided by operating activities:
Amortization of equipment and intangible assets	119,095	450,875	240,611	1,073,370
Share-based compensation	108,391	249,113	187,165	501,980
Accretion of debt	18,929	-	42,690	-
Amortization of deferred financing expenses	6,870	-	12,982	-
Bad debt expense	20,191	-	20,191	-
Foreign exchange adjustment on loan payable (note 3)	35,680	-	31,360	-
Changes in non-cash operating working capital:
Accounts receivable	117,974	820,295	364,866	357,396
Accrued revenue receivable	75,909	191,853	143,712	57,731
Prepaid expenses and deposit	49,077	124,928	87,925	132,577
Accounts payable and accrued liabilities	356,544	(153,818)	431,598	125,671
Deferred revenue	(105,742)	(101,821)	97,034	27,444
	(114,824)	(443,255)	63,123	(1,275,611)

Investing Activities:
Purchase of equipment	(34,398)	(10,448)	(33,941)	(55,071)

Financing Activities:
Issuance of common shares for cash	66,666	-	66,666	202,500
Share issuance costs	-	-	-	(25,697)
Proceeds of loans payable	137,973	641,480	137,973	941,480
Repayment of loan payable	(100,000)	(110,000)	(200,000)	(310,000)
Proceeds of convertible debenture	100,000	-	100,000	-
Capital lease repayments	(23,536)	(16,498)	(45,789)	(31,735)
Deferred financing costs	(17,082)	(30,000)	(17,082)	(30,000)
	164,021	484,982	41,768	746,548

Increase (decrease) in cash	14,799	31,279	70,950	(584,134)

Cash and cash equivalents, beginning of the period	98,489	174,678	42,338	790,091

Cash and cash equivalents, end of the period	$113,288	$205,957	$113,288	$205,957

See accompanying notes to consolidated financial statements.

VISIPHOR CORPORATION

Consolidated Statements of Cash Flows, Continued

(Expressed in Canadian dollars)

(Unaudited)

For the three- and six-month periods ended June 30, 2007 and 2006

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Supplementary information and disclosures:
Interest paid	$40,398	$20,054	$68,075	$34,750
Non-cash investing and financing transactions not included in cash flows:
Equipment acquired under capital lease	9,724	14,599	41,756	22,611
Issuance of common shares on settlement of accounts payable	48,265	-	48,265	-
Issuance of common shares for share subscriptions received in prior period	-	-	-	67,500
See accompanying notes to consolidated financial statements.

VISIPHOR CORPORATION

Notes to Consolidated Financial Statements

(Expressed in Canadian dollars)

Period ended June 30, 2007 (Unaudited)

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

These financial statements have been prepared on a going concern basis, which includes the assumption that the Company will be able to realize its assets and settle its liabilities in the normal course of business.  For the period ended June 30, 2007, the Company incurred a loss from operations of $1,597,011 and operating cash flow of $63,123. At June 30, 2007, the Company had a working capital deficiency of $2,911,895. Accordingly, the Company will require continued financial support from its shareholders and creditors until it is able to generate sufficient cash flow from operations on a sustained basis. There is no assurance that funding will be available and at acceptable terms to the Company.  Failure to obtain the ongoing support of its shareholders and creditors may make the going concern basis of accounting inappropriate, in which case the Company’s assets and liabilities would need to be recognized at their liquidation values. These financial statements do not include any adjustment due to this going concern uncertainty.

2.

Significant accounting policies:

(a)

Financial instruments – recognition and measurement

On January 1, 2007, the Company adopted Section 3855 of the Canadian Institute of Chartered Accountants’ (“CICA”) Handbook, “Financial Instruments – Recognition and Measurement”.  It establishes the standards for recognizing and measuring financial instruments in the balance sheet and the standards for reporting gains and losses in the financial statements.  Financial assets available for sale, assets and liabilities held for trading and derivative financial instruments have to be measured at fair value.

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

The Company determined that there was no impact to its financial statements from the adoption of Section 3855 of the CICA Handbook.

(b)

Comprehensive income

On January 1, 2007, the Company adopted Section 1530 of the CICA Handbook, “Comprehensive Income”.  It describes reporting and disclosure recommendations with respect to comprehensive income and its components.  Comprehensive income is the change in shareholders’ equity, which results from transactions and events from sources other than the Company’s shareholders.

2.

Significant accounting policies cont’d:

The Company determined that there was no impact to its financial statements from the adoption of Section 1530 of the CICA Handbook.

(c)

Equity

On January 1, 2007, the Company adopted Section 3251 of the CICA Handbook, “Equity”, replacing Section 3250, “Surplus”.  It describes standards for the presentation of equity and changes in equity for the reporting period as a result of the application of Section 1530, “Comprehensive Income”.

The Company determined that there was no impact to its financial statements from the adoption of Section 3251 of the CICA Handbook.

3.

Loans Payable and Taxes Payable:

Unsecured loans totaling $66,000 (December 31, 2006 - $200,000) are owed to an unrelated party bearing an interest rate of 12% per annum. These loans are due on demand.

Related party loans totaling $654,493 (December 31, 2006 - $551,160) are owed to an Officer and a Director. These loans are secured with a general charge against assets and bear interest at a rate of 12% per annum. There are loan payables that are denominated in US dollars and are adjusted for foreign currency gains or losses each quarter.

Accounts payables include approximately $330,000 of back payroll taxes and $309,000 income taxes related to the Sunaptic acquisition. The tax payables are currently being paid off as per a payment plan with Canada Revenue Agency.

4.

Capital lease obligations:

The Company periodically buys or leases computer equipment that includes servers, server components and computer. The following schedule is a list of commitments under the leasing arrangements.

	June 30, 2007	December 31, 2006
Due 2007, including buy-out options	$66,737	$116,099
Due 2008, including buy-out options	97,373	79,878
Due 2009, including buy-out options	39,447	21,952
Due 2010, including buy-out options	9,473	-
	213,030	217,929
Implicit interest portion (9% to 21%)	(34,780)	(35,646)
	178,250	182,283
Current portion of capital lease obligations	99,077	89,776
Long-term portion of capital lease obligations	79,173	92,507

5.

Convertible Debenture:

On July 12, 2006, the Company issued a non-brokered private placement of a secured convertible debenture. The convertible debenture matures on December 15, 2009 and interest is payable on the outstanding principal amount at a rate of 8% per annum, payable quarterly beginning in July 2007 as the first year’s interest was paid in advance. The convertible debenture is also subject to certain debt covenants.  At the option of the holder, the principal amount outstanding under the convertible debenture may be converted into common shares at any time until maturity at a price of $0.45 per share. The Company has the right to force a conversion at any time after the third anniversary if the holder would receive an internal rate of return of 25%, not including interest paid to the conversion date, and the common shares of the Company are trading on the Toronto Stock Exchange or TSX Venture Exchange with a minimum agreed trading volume.  In addition, the Company will issue 2,350,000 “under-performance” warrants if after the second anniversary of the debenture, the Company’s common shares are not trading at greater than $0.45 per share, based on a 30-day weighted average. Each warrant would entitle the holder to acquire one common share at any time up to December 15, 2009 at $0.30 per share.  The Company's obligations under the convertible debenture are collateralized by a first charge on all of the Company’s assets.  The Company agreed to pay the holder a structuring fee of $48,000 in respect of the placement.

The convertible debenture was accounted for as a compound debt instrument and proceeds were allocated between debt and equity using the residual method whereby the debt component was valued and the residual was allocated to equity items.

The Company has determined the fair value of the liability portion of the convertible debenture upon issuance to be approximately $1.2 million using a net present value calculation.  The fair value of the liability portion will be accreted to the convertible debenture face value of $1.6 million through interest expense charges computed at 18% per annum through December 15, 2009. The balance of the convertible debenture, approximating $409,000, has been credited to equity and represents the values ascribed to the convertible feature of the debenture with the contingent warrants.  The financing expenses have also been separated into equity and debt components at the same ratio as the convertible debenture.  The debt component has been classified as deferred financing costs and will be applied against income over the period of the financing, included in interest expense. The financing costs for the equity component have been treated as a capital transaction and applied against the equity component.

During the month of May 2007, the Company issued a non-brokered private placement of a secured convertible debenture of $100,000. The lender was the same lender as the June 12, 2006 private placement. The terms of this debenture called for a conversion price of $0.10 on the $100,000 and also revised the conversion price of the July 2006 debenture to $0.25 and changed the exercise price of the under-performance warrants from $0.30 to $0.25.

The Company has determined the fair value of the liability portion of the convertible debenture upon issuance to be approximately $80,000 using a net present value calculation.  The fair value of the liability portion will be accreted to the convertible debenture face value of $100,000 through interest expense charges computed at 18% per annum through December 15, 2009. The balance of the convertible debenture, approximating $20,000, has been credited to equity and represents the values ascribed to the convertible feature of the debenture.  The financing expenses have also been separated into equity and debt components at the same ratio as the convertible debenture.  The debt component has been classified as deferred financing costs and will be applied against income over the period of the financing, included in interest expense. The financing costs for the equity component have been treated as a capital transaction and applied against the equity component.

The contingent warrant modification had no material impact for CAD or US GAAP reconciliation purposes.

The following table summarizes the long-term cash commitments relating to the convertible debt. The difference between the value of $1,359,444 as per the balance sheet and the $2,028,668 value as per the table below is related to the accretion of the debt and periodic cash interest payments.

5.

Convertible Debenture cont’d:

Long Term Commitments:

Year	Long Term Debt
2007	$ 62,344
2008	136,000
2009	1,830,334
Total	$ 2,028,000

At June 30, 2007, the Company was in violation of certain debt covenants in relation to this convertible debenture; however the Company has obtained a waiver of these covenants from the lender for the quarter.

6.

Share capital:

(a)

Authorized:

100,000,000 common shares without par value

50,000,000 preferred shares without par value, non-voting, issuable in one or more series

(b)

Issued

	Number of shares	Amount
Balance, March 31, 2007	44,114,775	$35,618,627

Issued for exercise of options	666,666	66,666

Balance, June 30, 2007	44,781,441	$35,685,293

(c)

Warrants:

At December 31, 2006, and June 30, 2007, the following warrants were outstanding:

December 31, 2006	Granted	Exercised	Expired	June 30, 2007	Exercise price	Expiry date
2,557,785	-	-	(2,557,785)	-	$0.55	January 11, 2007
300,000	-	-	(300,000)	-	$0.50	March 2, 2007
-	120,662	-	-	120,662	$0.50	February 9, 2009
2,857,785	120,662	-	(2,857,785)	120,662

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

6.

Share Capital cont’d:

(d)

Options cont’d:

For options issued in 2003 and previously accounted for under the fair value method, modification accounting was applied.  Under modification accounting, the Company recorded additional expense equal to the difference between the fair value of the original award on the date of the repricing and the fair value of the modified award also on the date of the repricing.

A summary of the status of the Company’s stock options at June 30, 2007 and December 31, 2006, and changes during the periods ended on those dates is presented below:

	Six months ended June 30, 2007		Year ended December 31, 2006
	Weighted average		Weighted average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding, beginning of period	8,292,500	$0.32	5,415,500	$0.67
Granted	2,584,532	0.10	5,246,468	0.25
Exercised	(666,667)	0.10	-	-
Cancelled	(2,875,441)	0.34	(2,369,468)	0.65
Outstanding, end of period	7,334,926	$0.33	8,292,500	$0.32

The following table summarizes information about stock options outstanding at June 30, 2007:

	Options Outstanding			Options Exercisable
Exercise price	Number of options	Weighted average remaining contractual life	Weighted average exercise price	Number of options	Weighted average exercise price
$0.085	218,533	2.57	$0.085	72,844	$0.085
$0.10	1,769,334	2.76	$0.10	145,334	$0.10
$0.11	100,000	2.61	$0.11	33,333	$0.11
$0.12	34,722	2.44	$0.12	11,574	$0.12
$0.13	905,727	2.44	$0.13	330,674	$0.13
$0.15	10,000	2.34	$0.15	3,333	$0.15
$0.16	500	2.34	$0.16	167	$0.16
$0.17	10,000	1.99	$0.17	3,333	$0.17
$0.20	395,556	2.18	$0.20	131,852	$0.20
$0.21	946,667	2.13	$0.21	360,000	$0.21
$0.25	45,000	1.91	$0.25	30,000	$0.25
$0.29	7,000	0.96	$0.29	4,667	$0.29
$0.31	75,000	1.74	$0.31	50,000	$0.31
$0.33	53,333	0.46	$0.33	53,333	$0.33
$0.34	13,333	0.36	$0.34	13,333	$0.34
$0.35	12,000	1.35	$0.35	8,667	$0.35
$0.36	7,110	0.63	$0.36	7,110	$0.36
$0.39	12,000	1.07	$0.39	9,667	$0.39
$0.40	679,701	0.14	$0.40	679,701	$0.40
$0.44	15,000	1.36	$0.44	10,000	$0.44
$0.45	2,024,410	1.14	$0.45	1,791,521	$0.45

	7,334,926	1.85	$0.33	3,750,443	$0.35

6.

Share capital cont’d:

(d)

Options cont’d:

The weighted average fair value of employee stock options granted during the six month period ended June 30, 2007 was $0.10 (six months ended June 30, 2006-$0.44) per share purchase option. The fair value of each stock option award was estimated on the date of grant using the Black-Scholes option pricing model using the following average inputs:  volatility – 72.72% (2006-66%); risk free interest rate - 5% (2006-5%); option term - 3 years (2006-3 years); and dividend yield – nil (2006-nil).  The total compensation expense of $187,166 (six months ended June 30, 2006-$501,980) has been allocated to the expense account associated with each individual employee expense and credited to contributed surplus.

(e)

Agents’ Options

A private placement on November 29, 2005 included non-transferable agents’ options to purchase 896,307 units on or before November 29, 2007 at a price of $0.45 per unit. Each unit consists of one common share and one-half of one common share purchase warrant, each full warrant exercisable for one common share at $0.50 until November 29, 2007.

A private placement on December 13, 2005 included non-transferable agents’ options to purchase 11,250 units on or before December 13, 2007 at a price of $0.45 per unit. Each unit consists of one common share and one-half of one common share purchase warrant, each full warrant exercisable for one common share at $0.50 until December 13, 2007.

A summary of the status of the Company’s agents’ options at June 30, 2007 and December 31, 2006 and changes during the periods ended on those dates is presented below:

	Six months ended June 30, 2007		Year ended December 31, 2006
	Weighted average		Weighted average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding, beginning of period	907,557	$0.45	907,557	$0.45
Granted	-	-	-	-
Exercised	-	-	-	-
Cancelled	-	-	-	-
Outstanding, end of period	907,557	$0.45	907,557	$0.45

7.

Contributed surplus:

Amount
Balance, December 31, 2006	$3,437,431
Value of options granted	187,166
Balance, June 30, 2007	$3,624,597

8.

Related party transactions not disclosed elsewhere are as follows:

At June 30, 2007, accounts payable and accrued liabilities included $332,938 (at December 31, 2006 -$230,215) owed by the Company to Directors, Officers and companies controlled by Directors and Officers of the Company. These amounts are unsecured, non-interest bearing and payable on demand and consist of unpaid fees and expenses. The exchange amount was negotiated and established and agreed to by the related parties.

9.

Commitments:

In addition to the capital lease obligations disclosed in note 4, the Company leases head office space in Burnaby, B.C. under an operating lease expiring on December 30, 2009. The monthly rent is $16,908. The Company also subleases office space in Vancouver, B.C. of 4,128 square feet with monthly rent of $7,000 which expires on September 29, 2008. This space is no longer used by the Company and has been sublet as of March 1, 2007 to cover the Company’s costs. The lease to the tenant also expires September 29, 2008.

10.

Subsequent Event:

On July 17, 2007 the Company announced that it had entered into an agreement for a proposed private placement of up to CDN $1,000,000. The price of the private placement units will be at a price of $0.10 per unit. Each unit will consist of one common share and one half common share purchase warrant. Each whole warrant will entitle the holder for one year from the date of issue of the units to acquire one additional common share in the capital of Visiphor at an exercise price of $0.12. The private placement is subject to regulatory approval.

11.

Financial instruments and risk management:

(a)

Fair values:

The fair value of the Company’s financial instruments, represented by cash, accounts receivable, accounts payable, accrued liabilities, and loans payable, approximates the carrying values of these items by their ability to be promptly liquidated or their immediate or short term to maturity.  Based on current interest rates relative to those implicit in the leases, the fair value of capital lease obligations is estimated to approximate their carrying values.

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

12.

Segmented information:

The Company operates in two segments: (i) the development and sale of software applications and solutions and related services, and (ii) the provision of business integration consulting services. Management of the Company makes decisions about allocating resources based on these two operating segments.

As at June 30, 2007

	Software Sales	Consulting Services	Total

Revenue	$458,183	$1,682,849	$2,141,032

Operating Expenses	2,335,307	950,629	3,285,936
Interest Expense	211,495	-	211,495
Amortization of Capital Assets	67,997	36,615	104,612
Amortization of Intangibles	16,667	119,333	136,000
Total Expenses	2,631,466	1,106,577	3,738,043

Net Profit (Loss)	$(2,173,283)	$576,272	$(1,597,011)

Total Assets	$636,683	$2,576,006	$3,212,869
Intangible Assets
Goodwill	$-	$1,684,462	$1,684,462
Intellectual Property	$11,111	$-	$11,111
Other Intangible Assets	$-	$318,225	$318,225
Equipment, net	$251,049	$134,747	$385,796
Non-cash Share-based Compensation Expense	$164,322	$22,843	$187,165
Additions to Capital Assets	$22,385	$12,013	$34,398

Substantially all revenue is derived from sales to customers located in Canada, the United States, and the United Kingdom.  Geographic information is as follows:

June 30,

	2007	2006
Canada	$1,672,337	$2,512,625
United States	462,206	1,277,417
United Kingdom	6,489	13,869

Total	$2,141,032	$3,803,911

Substantially all of the Company’s equipment is in Canada.

Major customers, representing 10% or more of total revenue, are:

June 30,

	2007	2006
Customer A	$889,877	$537,987
Customer B	223,748	417,793
Customer C	212,417	414,670

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

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) 123(R), “Share-Based Payment” (“SFAS 123(R)”), which requires the expensing of all options issued, modified or settled the based on the grant date fair value over the period during which an employee is required to provide service (vesting period).

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

Previously under U.S. GAAP, the Company accounted for its stock option plan under the principles of Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees and Related Interpretations” (“APB 25”).  No compensation expense was recognized under APB 25 because the exercise price of the Company’s stock options equals the market price of the underlying stock on the date of the grant.

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

13.

United States generally accepted accounting principles cont’d:

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

d)

 Convertible debenture:

During 2006, the Company issued a convertible debenture with detachable contingent warrants.  For Canadian GAAP purposes, the debenture was treated as a compound debt instrument and the debt component was allocated  between debt and equity using the residual method whereby the debt was valued at fair value and the residual value was applied to equity (consisting of the conversion feature and contingent warrants) net of the pro rata issuance costs.

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

The fair value of the warrants has been estimated to be $114,871 using the Black-Scholes option pricing model using the following average inputs:  volatility - 51%; risk free interest rate - 5% option term – 1 5/12 years; and dividend yield – nil.

During the period, the Company issued an additional convertible debenture.  This debenture has been treated as a compound debt instrument for Canadian GAAP purposes as well.  For US GAAP purposes, the entire debenture has been treated as a liability instrument.

The modification of the contingent warrants during the period did not have a material effect on the estimated fair value of the contingent warrants for US GAAP purposes.

13.

United States generally accepted accounting principles cont’d:

The effect of these accounting differences on contributed surplus, the equity and debt components of the convertible debenture, deficit, net loss, and net loss per share are as follows:

	As at June 30, 2007	As at December 31, 2006
Contributed Surplus, Canadian GAAP	$3,624,597	$3,437,431
Cumulative stock based compensation (Note 13 (a))	1,380,198	1,380,198
Beneficial conversion options (Note 13 (b))	208,200	208,200
Warrants issued for services (Note 13 (c))	722,000	722,000
Contingent warrants (Note 13 (d))	153,767	129,593
Additional paid-in capital, U.S. GAAP	$6,088,762	$5,877,422

Equity Components of Convertible Debenture, Canadian GAAP	$379,018	$365,479
Equity components of convertible debenture (Note13 (d))	(379,018)	(365,479)
Equity Components of Convertible Debenture, U.S. GAAP	$-	$-

Deferred financing charges, Canadian GAAP	$75,241	71,142
Valuation differences (Note 13 (d))	32,664	32,604
Accretion differences (Note 13 (d))	(4,776)	(4,373)
Deferred financing charges, U.S. GAAP	103,129	99,373

Convertible debenture, Canadian GAAP	$1,359,444	$1,231,300
Valuation differences (Note 13 (d))	189,219	268,755
Accretion differences (Note 13 (d))	(55,652)	(25,151)
Convertible debenture, U.S. GAAP	$1,493,011	$1,474,904

Deficit, Canadian GAAP	$(41,565,861)	$(39,924,950)
Cumulative stock based compensation (Note 13 (a))	(1,380,198)	(1,380,198)
Beneficial conversion options (Note 13 (b))	(208,200)	(208,200)
Warrants issued for services (Note 13 (c))	(722,000)	(722,000)
Convertible debenture (Note 13 (d))	26,906	20,758
Deficit, U.S. GAAP	$(43,852,047)	$(42,214,590)
	Six months ended June 30,
	2007	2006

Net Loss for the period, Canadian GAAP	$(1,597,011)	$(3,551,780))
Accretion on convertible debenture Canadian GAAP (Note 13 (d))	48,608	-
Deferred financing expenses deducted under Canadian GAAP (Note 13 (d))	13,381	-

Accretion on convertible debenture U.S. GAAP (Note 13 (d))	(18,087)	-
Deferred financing expenses deducted under U.S. GAAP (Note 13 (d))	(16,996)	-

Net Loss for the period, U.S. GAAP	$(1,570,105)	(3,551,780)

Net Loss per share, U.S. GAAP and Canadian GAAP – basic and diluted	$(0.04)	$(0.08)

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

Overview

The Company’s Business

The Company derives a substantial portion of its revenues, and it expects to derive a substantial portion of its revenues in the near future, from sales of its software and services to a limited number of customers. Additional revenues are achieved through the implementation and customization of software, from consulting services revenues, as well as from the support, training, and ongoing maintenance that results from each software sale. The Company’s success will depend significantly upon the timing and size of future purchase orders from its largest customers as well as from the ability to maintain relationships with its existing customer base.

Typically, the Company enters into a fixed price contract with a customer for the licensing of selected software products and time and materials contracts for the provision of specific services.  The Company generally recognizes total revenue for software and services associated with a contract using the percentage-of-completion method based on the total costs incurred over the total estimated costs to complete the contract or residual multiple element-based accounting.  Standalone services contracts revenues are recognized as the services are delivered.

The Company’s revenue is dependent, in large part, on contracts from a limited number of customers.  As a result, any substantial delay in the Company’s completion of a contract, the inability of the Company to obtain new contracts or the cancellation of an existing contract by a customer could have a material adverse effect on the Company’s results of operations.  The loss of certain material contracts (attached as an exhibit) could have a material adverse effect on the Company’s business, financial condition, operating results and cash flows.  As a result of these and other factors, the Company’s results of operations have fluctuated in the past and may continue to fluctuate from period to period.

Critical Accounting Polices

Critical accounting policies are those that management believes are both most important to the portrayal of the Company’s financial conditions and results, and that require difficult, subjective, or complex judgements, often as a result of the need to make estimates about the effects of matters that involve uncertainty.

Visiphor believes the critical accounting policies it uses in preparation of its financial statements are as follows:

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

When a software product requires significant production, modification or customization, the Company generally accounts for the arrangement using the percentage-of-completion method of contract accounting. Progress to completion is measured by the proportion that activities are completed to the total activities required under each arrangement. When the current estimate on a contract indicates a loss, a provision for the entire loss on the contract is made. In circumstances where amounts recognized as revenue under such arrangements temporarily exceed the amount invoiced, the difference is recorded as accrued revenue receivable.

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

The Company provides for estimated returns and warranty costs, which in previous quarters has been nominal, on recognition of revenue. This quarter however, there was a reversal of revenue that was unforeseen and in order to maintain a positive relationship with a business partner, the reversal of revenue was required.

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

Use of estimates

The preparation of financial statements in accordance with accounting principles generally accepted in Canada requires management to make estimates and assumptions that affect the amounts reported or disclosed in the financial statements.  Actual amounts may differ from these estimates.  Areas of significant estimate include, but are not limited to: valuation of accounts receivable; progress towards completion on certain fixed prime contracts; estimated useful lives of equipment and intangible assets; returns due to disputes; valuation of acquired intangible assets; valuation of share-based awards; and the valuation allowance of future income tax assets.

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

The fair value of share-based payments to non-employees is periodically re-measured until counterparty performance is complete, and any change therein is recognized over the period and in the same manner as if the Company had paid cash instead of issuing equity instruments.  The cost of share-based payments to non-employees that are fully vested and non-forfeitable at the grant date is measured and recognized at that date.

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

Results of Operations for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006:

Non-GAAP Operating Cash Flow

The Company presents income excluding non-cash items and one-time unusual expenses which is a supplemental financial measure that is not required by, or presented in accordance with Canadian or U.S. generally accepted accounting principles. The Company presents income excluding non-cash items and one-time unusual expenses because the Company considers it an important supplemental measure of its operations as it provides an indicator of the Company’s progress towards achieving a cash flow from revenues that is equal to or greater than the cash expense level, and it enhances period-to-period comparability of the cash flow of the Company’s operations. This non-GAAP financial measure may not be comparable to the calculation of similar measures reported by other companies. This measure has limitations as an analytical tool. It should not be considered in isolation, as an alternative to, or more meaningful than financial measures calculated and reported in accordance with GAAP. It should not be considered as an alternative to cash flow from operations determined in accordance with GAAP. Included below is a reconciliation of income excluding non-cash items and one-time unusual expenses, a non-GAAP financial measure, to cash flow from operations, the most directly comparable financial measure calculated and reported in accordance with GAAP.

	For the three months ended June 30,
	2007	2006

Loss for the period	$(917,742)	$(2,024,680)
Adjustments to reconcile loss for the period to net cash (used in) provided by operating activities:
Amortization	119,095	450,875
Stock-based compensation	108,391	249,113
Accretion of convertible debenture	18,929	-
Deferred financing costs expensed	6,870	-
Bad debt expense	20,191	-
Foreign exchange adjustment on loan payable	35,680	-
Changes in non-cash operating working capital:
Accounts receivable	117,974	820,295
Accrued revenue receivable	75,909	191,853
Prepaid expenses and deposits	49,077	124,928
Accounts payable and accrued liabilities	356,544	(153,818)
Deferred revenue	(105,742)	(101,821)
Cash used for operating activities	(114,824)	(443,255)
Excluded from non-GAAP measure
Changes in non-cash operating working capital:
Accounts receivable	(117,974)	(820,295)
Accrued revenue receivable	(75,909)	(191,853)
Prepaid expenses and deposit	(49,077)	(124,928)
Accounts payable and accrued liabilities	(356,544)	153,818
Deferred revenue	105,742	101,821

Non-GAAP operating cash flow	$(608,586)	$(1,324,692)

Based on the non-GAAP financial measure the Company’s revenues generated or will generate $608,586 less cash than its expenses required for the three-month period ended June 30, 2007, which is $716,106 or 54.0% more than for the three-month period ended June 30, 2006.

Revenues

Visiphor’s total revenues for the three-month period ended June 30, 2007 were $863,755, which is 42.0% lower than the prior year level of $1,488,828. Total revenues for the six-month period ended June 30, 2007 were $2,141,032 compared with $3,803,911, or a decrease of 43.7% compared with the same period in 2006. These decreases were primarily due to customer delays in projects which have delayed the recognition of revenue from those projects. The Company has also hired a new Vice President of Sales in order to increase sales and to seek out new opportunities.

Revenues from the Company’s software products and related services were $(153,621) for the current three-month period as compared to $131,310 for the three-month period ended June 30, 2006, a decrease of 217.0%.There was a product return on one of the current projects that required a change in estimate and therefore affected revenue. This type of change was a one time event and will most likely not happen again with any other project. Software products and related services revenues for the six-month period ended June 30, 2007 were $222,966 compared with $613,751 a decrease of 63.7% compared with the same period in 2006. The decreased software licensing and related services revenues were primarily due to lower sales volumes combined with delays in customer delivery acceptance schedules, the complexities of the projects and the change in estimate for one project.

Professional services revenues for the three-month period ended June 30, 2007 were $913,046 as compared to $1,114,381 for the three-month period ended June 30, 2006, a decrease of 18.1%. The three months ended June 30 results from 2006 included revenue earned from contracts entered into prior to the acquisition of Sunaptic Professional services revenues for the six-month period ended June 30, 2007 were $1,667,915 compared with

$2,722,063, for the six-month period ended June 30, 2006, a decrease of 38.7% compared with the same period in 2006. The first six months in 2006 were higher due to the work completed on pre-acquisition contracts from 2005. The first six months’ results from 2006 included revenue earned from contracts entered into prior to the acquisition of Sunaptic.

Support revenue for the three-month period ended June 30, 2007 decreased by 20.8% to $103,154 compared to $130,264 for three-month period ended June 30, 2006. The 2006 support amount was higher than this year due to an amount that was recognized in full in Q2 2006 as apposed to being amortized over 12 months. The payment was thought to be uncollectible however when the client paid, the earned amount was recognized. Support revenues for the six-month period ended June 30, 2007 were $247,105 compared with $238,745 compared with the same period in 2006, an increase of 3.5%

Other revenues for the three-month period ended June 30, 2007 were $1,176, whereas other revenues of $112,873 were earned for the three-month period ended June 30, 2006. Other revenues for the six-month period ended June 30, 2007 were $3,046 compared with $229,352. The comparative figure in 2006 included $103,064 recognized for the security assessments for the King County RAIN project.

As of June 30, 2007, Visiphor had contracted orders totalling approximately $1.8 million that are not recorded in the financial statements as at June 30, 2007, however, the time frame for the revenue recognition of this backlog cannot be estimated as it is dependant on project delivery and susceptible to delays. The Company has been attracting new business opportunities in the U.S. market and anticipates growth in the U.S. There can be no assurance; however, that such future revenue or future growth will materialize or if such revenue or future growth does materialize that it will be significant.

Total Expenses

Total expenses were $1,781,497 for the three-month period ended June 30, 2007, which is 49.3% less than the 2006 total expenses of $3,513,508 for the same period. Total expenses were $3,738,043 for the six-month period ended June 30, 2007, which is 49.2% less than the 2006 total expenses of $7,355,691 for the same period The decreased costs were primarily due to the reduction in salary expenses and the overall cost reduction effort of the Company. Operating expenses net of amortization and interest for the same periods decreased 48.2% to $1,563,102 from $3,015,794.

The Company continued to improve its operational efficiencies during 2006 and into the first two quarters in 2007. During 2006, the Company consolidated its Vancouver and Burnaby, B.C. offices into the Burnaby head office location, changed its executive compensation structure and implemented general cost saving measures.

Administration

Administrative costs for the three-month period ended June 30, 2007 were $265,333, which is a reduction of 64.0% compared with administrative costs of $736,282 in 2006 due to recent reductions in staffing levels. Administrative costs include staff salaries and related benefits and travel, consulting and professional fees, facility and support costs, and shareholder, regulatory and investor relations costs. Administrative expenses were $576,585 for the six-month period ended June 30, 2007, which is 58.8% less than the 2006 total expenses of $1,399,185 for the same period.

Cost of Materials

Cost of materials for the three-month period ended June 30, 2007 were $nil and $77,005 for the three-month period ended June 30, 2006. Cost of materials for the six-month period ended June 30, 2007 were $22,569 and $164,910 for the six-month period ended June 30, 2006. The 2006 comparative figure was for sub-contracted services required for the security assessments for the King County RAIN project.

Interest and Amortization

The interest expense for the three-month period ended June 30, 2007 is $99,299 which is 112.0% higher than the three-month period ended June 30, 2006 of $46,839. Interest expenses were $211,495 for the six-month period ended June 30, 2007, which is 185.7% more than the 2006 total expenses of $74,015 for the same period. The increase is primarily due to the interest expense on the convertible debenture which the Company did not have in the first and second quarters of 2006 and interest on the loans payable. The amortization expense for the three-month period ended June 30, 2007 was $119,096 compared to $450,875 for the three-month period ended June 30, 2006. Amortization expenses were $240,611 for the six-month period ended June 30, 2007, which are 77.6% less than the 2006 total expenses of $1,073,370 for the same period. The decrease is due to the majority of the Company’s intangible assets having been fully amortized during 2006.

Sales and Marketing

Sales and marketing expenses for the three-month period ended June 30, 2007 were $305,485 compared to $317,149 for the three-month period ended June 30, 2006, which represents a 4.0% decrease. Sales and marketing expenses for the six-month period ended June 30, 2007 were $564,520 compared to $898,229 for 2006, which represents a 37.2% decrease. Overall, the expenses related to sales and marketing decreased as the Company continued to concentrate on building sales and relationships rather than on general marketing activities and due to some layoffs in early 2006. As part of the Company’s overall cost-cutting efforts, there were reductions to the marketing salary expenses and general marketing activities for the period.

Professional Services

Costs for the professional services group for the three-month period ended June 30, 2007 were $664,105 which is 50.0% less than costs for the professional services group for the three-month period ended June 30, 2006 of $1,335,694. Professional services expenses for the six-month period ended June 30, 2007 were $1,279,231 compared to $2,618,808 six-month period ended June 30, 2006, which represents a 51.1% decrease. The professional services group is responsible for the installation of Visiphor’s products and training of Visiphor’s customers and business partners in the use of the Company’s products. It also includes the business integration consulting services division added through the acquisition of Sunaptic. The costs include salaries, travel and general overhead expenses. Costs for future periods will be dependent on the sales levels achieved by the Company as increased sales will create a need to increase technical resourcing.

Technology Development

The technology development expenses for the three-month period ended June 30, 2007 were $301,118, which is 38.0% less than the costs of $487,676 for the three-month period ended June 30, 2006. Technology development expenses for the six-month period ended June 30, 2007 were $809,858 compared to $962,724 for the six-month period ended June 30, 2006, which represents a 15.9% decrease. The Company has spent many years developing the technologies used in the current projects. The Company has recently invested less on development of technologies and more on the delivery of these technologies to clients.

Net Loss for the Period

The Company's current operating net loss (total loss excluding amortization and interest, which is a non-GAAP measure) for the three-month period ended June 30, 2007 was $699,347, a 54.2% improvement compared with $1,526,966 from the same period in 2006. The Company's current operating net loss (total loss excluding amortization and interest, which is a non-GAAP measure) for the six-month period ended June 30, 2007 was $1,144,904 a 52.4% improvement compared with $2,404,395 for the six-month period ended June 30, 2006. The Company provides reconciliation to GAAP at the beginning of the MD&A section.

Overall, the Company incurred a net loss for the three-month period ended June 30, 2007 of $917,742 or $0.02  per share, which is 54.7% lower than the net loss incurred during the three-months ended June 30, 2006 of $2,024,680 or $0.05 per share.  For the six-month period ended June 30, 2007, the Company incurred a net loss of $1,597,011 or $0.04 per share, which is 55.0% lower than the net loss incurred during the six-month ended June 30, 2006 of $3,551,780 or $0.08 per share.

In the Company's most recent Form 10-KSB, management stated that it believed that the Company would be able to achieve break-even operations on a cash operating basis by the end of the first quarter of 2007. The company subsequently revised this guidance in its first quarter Form 10-QSB to communicate that management believed break-even from operations on a cash operating basis would be achieved by the end of the second quarter. The company has struggled to achieve this goal due to project delays and lower than anticipated sales. The Company has decided that it will not provide further guidance on this matter in the near future, because these estimates have historically been missed due to such factors and the Company has historically had difficulty predicting when contracts may be recorded as revenue. The Company’s goal, however, of achieving break even from operations remains unchanged.

Summary of Quarterly Results

	Q2-2007	Q1-2007	Q4-2006	Q3-2006	Q2-2006	Q1-2006	Q4-2005	Q3-2005

Total Revenue	$863,755	$1,277,277	$1,458,707	$1,120,766	$1,488,828	$2,315,083	$1,076,312	$1,008,581
Net Loss	(917,742)	(679,270)	(1,221,734)	(1,904,856)	(2,024,680)	(1,527,100)	(1,890,400)	(1,650,764)
Net Loss per Share	(0.02)	(0.02)	(0.03)	(0.04)	(0.05)	(0.04)	(0.05)	(0.06)
Net Loss as a % of Revenue	(106%)	(53%)	(84%)	(170%)	(136%)	(66%)	(176%)	(164%)

The Company’s changes in its net losses per quarter fluctuate according to the volume of sales. To date, there has been no consistency from one quarter to the next. Past quarterly performance is not considered to be indicative of future results. The Company is not aware of any significant seasonality affecting its sales.

Liquidity and Capital Resources

The Company’s aggregated cash on hand at the beginning of the three-month period ended June 30, 2007 was $98,489. The impact on cash of the loss of $917,742, after adjustment for non-cash items and changes to other working capital accounts in the period, resulted in a negative cash flow from operations of $114,824. The Company repaid capital leases of $23,536, purchased capital assets of $34,398, and repaid a $100,000 loan that was borrowed in 2006 and received an additional $100,000 in financing. Overall, the Company’s cash position increased by $14,799 to $113,288 at June 30, 2007.

The Company’s aggregated cash on hand at the beginning of the six-month period ended June 30, 2007 was $42,338. The impact on cash of the loss of $1,597,011, after adjustment for non-cash items and changes to other working capital accounts in the period, resulted in a positive cash flow from operations of $63,123. The Company repaid capital leases of $45,789, purchased capital assets of $33,941, and repaid $200,000 in loans that were borrowed in 2006 and received an additional $100,000 in financing. Overall, the Company’s cash position increased by $70,950 to $113,288 at June 30, 2007.

The Company believes it currently has cash, accounts receivable, and work in progress and contracted orders that, if completed, will generate cash sufficient to fund its operations through January 2008. If the accounts receivable are not collected, certain of the contracts are not completed, or the expected sales are not received, the Company may need to raise additional funds through private placements of its securities or seek other forms of financing during the 2007 financial year. There can be no assurance that such financing will be available to the Company on terms acceptable to it, if at all. Failure to obtain adequate financing, if necessary, could result in significant delays in development of new products and a substantial curtailment of the Company’s operations. If the Company’s operations are substantially curtailed, it may have difficulty fulfilling its current and future contractual obligations.

Contractual Obligations

The Company is committed to the following payments for  (i) operating lease payments on the office lease, (ii) capital lease payments for equipment under lease (excluding interest) and (iii) long term debt payments over the next three years:

Year	Long Term Debt	Equipment	Office	Total
2007	$62,334	$66,737	$148,597	$277,668
2008	136,000	97,373	267,410	500,783
2009	1,830,334	39,447	201,478	2,071,259
2010	-	9,473	-	9,473
	$2,028,668	$213,030	$617,485	$2,859,183

The Company also subleases 4,128 square feet of office space in Vancouver, B.C. with monthly rent of $7,000 which expires on September 29, 2008. This space is no longer used by the Company and has been sublet as of March 1, 2007 to cover the Company’s costs. The lease to the tenant also expires September 29, 2008.

Off-Balance Sheet Arrangements

At June 30, 2007, the Company did not have any off-balance sheet arrangements.

Item 3.  Controls and Procedures

Disclosure Controls and Internal Controls Over Financial Reporting

Disclosure Controls

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report (the “Evaluation Date”).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

In its assessment of the effectiveness of disclosure controls and procedures as of June 30, 2007, management of the Company, including the Chief Executive Officer and Chief Financial Officer, assessed what potential impact different possible material weaknesses as described below could have on the effectiveness of the Company’s disclosure controls and procedures. Management, including the Chief Executive Officer and Chief Financial Officer, determined that due to the small size of the Company, the Chief Executive Officer and Chief Financial Officer have knowledge of all aspects of the Company’s operations at a detailed level sufficient to ensure that the Company’s disclosure controls and procedures were effective in timely alerting them to the material information related to the Company required to be included in the Company’s filings. This level of knowledge is considered by the certifying officers to be a compensating control and procedure that is adequate to eliminate the risk of a material error or omission in disclosure requirements.

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

During the audit of the December 31, 2005 and 2006, financial statements, the Company’s independent auditors, Grant Thornton LLP, advised management and the audit committee of the Company’s Board of matters that they considered to be material weaknesses in the Company’s internal control.  The weaknesses were comprised of: insufficient systems and controls in place to evaluate the Company’s internal control; insufficient segregation of duties; and inadequate preventive controls with too much reliance on detective and manual controls.  In order to remediate the matters that the Company’s management and later the independent auditors considered to be material weaknesses in the Company’s internal control, during August of 2006 the Company hired a new controller who has significantly more experience and knowledge of internal control environments than the previous controller.  During the third quarter of 2006, the Company engaged an outside consulting group that specializes in internal control over financial reporting and the Sarbanes-Oxley Act of 2002. The consultants provided additional guidance in improving the Company's system of internal control over financial reporting and provided guidance on effective design of internal controls. During the third and fourth quarter of 2006, the Company addressed some of the weaknesses relating to segregation of duties reported by the auditors from the 2005 audit.  A significant number of the deficiencies relate to the Company's segregation of duties, so the Company has developed procedures to utilize additional staff and reassign duties of existing accounting department staff in order to address these deficiencies.  The Company continues to take steps to correct these weaknesses.

The management of the Company has evaluated the design of internal controls over financial reporting as outlined in the “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission, (“COSO”). This included an assessment of the Company’s internal control over financial reporting, in particular the design of those internal controls. With the guidance of external and internal control consultants, the Company developed an assessment of current controls, reviewed existing deficiencies and developed a plan to address all known deficiencies, in particular issues relating to segregation of duties. As at December 31, 2006, the Company had created a design for internal controls over financial reporting. By December 31, 2007, the Company is required to certify the effectiveness of internal controls over financial reporting. This will be completed throughout the year by testing the operational effectiveness of internal controls over financial reporting.

Management believes the Company has an effective design for internal controls over financial reporting however, the Company is continuing to address certain material weaknesses during 2007. The following is a summary of known material weaknesses:

Segregation of Duties

The management of the Company was advised by the auditors during the 2005 and 2006 year end audit, they believed there were deficiencies in internal controls due to the lack of segregation and incompatibility of duties which could result in inaccurate financial reporting. Management addressed some of these issues during the 2006 and continues to address any issues during 2007 by using other resources to segregate some duties and by strengthening existing controls and procedures. Total segregation of all duties is a challenge, due to the small size of the Company’s finance group.  There are compensating controls that the Company relies on to reduce the likelihood that material weaknesses will occur. The Company relies on managers to review certain transactions; the Chief Financial Officer reviews all material transactions.  Also, due to the relatively small size of the business, all transactions that may be material are known to the senior management as they are aware of all activities that are occurring in the business. However, these compensating controls do not fully mitigate this material weakness.  The Company plans to continue addressing these issues in 2007.

Controls relating to Technology

Due to the relatively small size of the Company’s finance team, the Company uses accounting software that is off the shelf and common for a business of its size. The auditors noted that certain security and access features of the program were not being used. The Company realizes the importance of segregation of duties and limiting access of parts of the accounting software for different employees; however, due to the limited size of the finance team the Company cannot do so without negatively affecting the efficiency of the department. Compensating controls such as frequent reviews minimize the risk of material misstatements from occurring. However, these compensating controls do not fully mitigate this material weakness.  The Company plans to continue addressing this issue in 2007.

Other than the foregoing, during the quarter ended June 30, 2007, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Notwithstanding the foregoing, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Company’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Company and its subsidiaries to disclose material information otherwise required to be set forth in the Company’s periodic reports; however, the Company’s disclosure controls and procedures are designed to provide reasonable assurance that they will achieve their objective of ensuring that information required to be disclosed in the reports the Company files or submits under the Exchange Act is  recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is not a party to any legal proceedings as of June 30, 2007, the adverse outcome of which in management’s opinion, individually or in the aggregate, would have a material effect on the Company’s results of operations or financial position.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

For information on unregistered sales of equity securities, refer to the Company’s current report on Form 8-K filed May 23, 2007.

Item 3.  Defaults Upon Senior Securities

None

Item 4.

Submission of Matters to a Vote of Security Holders

The Company’s 2007 Annual and Special General Meeting of Shareholders was held on May 11, 2007.  The shareholders voted on three items, with results as indicated below.

(1)

The election of the following persons as Directors of the Company, to serve until the 2008 Annual and Special General Meeting of Shareholders, having received the following votes:

Name	For	Withheld
Oliver “Buck” Revell	7,686,857	44,413
Roy Trivett	7,688,680	42,590
Clyde Farnsworth	7,688,757	42,513
Al Kassam	7,686,347	44,923
Keith Kretschmer	7,686,635	44,635
Michael C. Volker	7,698,902	32,368
Wanda Dorosz	7,696,358	34,912

(2)

The selection of Grant Thornton LLP, Chartered Accountants, as independent registered public accounting firm of the Company for 2007 and the authorization of the Company’s Board of Directors to fix the auditor’s remuneration:

			No. of
No. of Shares	No. of Shares	No. of	Broker
Voted For	Voted Against	Abstentions	Non-votes
7,684,004	0	47,265	288

(3)

The approval of certain transactions in connection with the Company’s incentive share options to increase the number of shares issuable under the Company’s incentive share option plan:

			No. of
No. of Shares	No. of Shares	No. of	Broker
Voted For	Voted Against	Abstentions	Non-votes
3,850,497	1,461,868	38,543	2,380,649

No other matters were voted on during the meeting.

Item 5. Other Information

None

Item 6.  Exhibits

The following exhibits are filed (or incorporated by reference herein) as part of this Form 10-QSB:

3.1(1)	Articles of Continuance
3.2(1)	Bylaw No.1
10.1(2)	Form of Loan Agreement between the Company and Certain Investors
10.2(3)	Convertible Secured Debenture of the Company in favor of Quorum Secured Equity Trust in the Principal Sum of Cdn$100,000, due September 15 2009
10.3(3)	Amended Convertible Secured Debenture of the Company in favor of Quorum Secured Equity Trust in the Principal Sum of Cdn$1,600,000 due December 15, 2009
10.4(3)	Amended and Restated Performance Warrant to purchase up to 2,350,000 common shares of the Company at a price of Cdn$0.25 per common share
10.5(3)	Amended Postponement and Subordination Agreement dated May 16, 2007 between Roy Trivett, Quorum Secured Equity Trust and the Company
10.6(3)	Amended Postponement and Subordination Agreement dated May 16, 2007 between Keith Kretschmer, Quorum Secured Equity Trust and the Company
31.1	Section 302 Certification
31.2	Section 302 Certification
32.1	Section 906 Certification
32.2	Section 906 Certification
99.1	Risk Factors
99.2	Form 51-9Form 51-901F as required by the British Columbia Securities Commission

_______________________

(1)

Previously filed as part of Visiphor’s Current Report on Form 8-K filed July 18, 2005.

(2)

Previously filed as part of Visiphor’s Current Report on Form 8-K/A filed April 27, 2007.

(3)

Previously filed as part of Visiphor’s Current Report on Form 8-K filed May 23, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the issuer has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISIPHOR CORPORATION

Date: August 10, 2007

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

Date: August 10, 2007

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

Date: August 10, 2007

/s/ Roy Trivett

Roy Trivett

Chief Executive Officer

(Principal Executive Officer)

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. § 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Visiphor Corporation (the “Company”) on Form 10-QSB for the period ended June 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Sunil Amin, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Sunil Amin Sunil Amin Chief Financial Officer (Principal Financial and Accounting Officer) August 10, 2007

Exhibit 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. § 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Visiphor Corporation (the “Company”) on Form 10-QSB for the period ended June 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Roy Trivett, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Roy Trivett Roy Trivett Chief Executive Officer (Principal Executive Officer) August 10, 2007

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

History of Losses; Ability to Continue as a Going Concern

The Company commenced operations in March 1998. The Company incurred net losses of $6,678,371 and $6,631,656 in the years ended December 31, 2006 and December 31, 2005, respectively and net losses of $1,597,011 and $3,551,780 in the periods ended June 30, 2007 and June 30, 2006 respectively.  The Company has never been profitable and there can be no assurance that, in the future, the Company will be profitable on a quarterly or annual basis.

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

Need for Additional Financing

Management believes that the revenues from the Company’s future sales combined with current accounts receivable, work in progress, and contracted orders will be sufficient to fund its consolidated operations. The Company believes it currently has cash, accounts receivable, and work in progress and contracted orders that, if completed, will generate cash sufficient to fund its operations through January 2008. If the accounts receivable are not collected, certain of the contracts are not completed, or the expected sales are not received, the Company may need to raise additional funds through private placements of its securities or seek other forms of financing during the 2007 financial year. There can be no assurance that such financing will be available to the Company on terms acceptable to it, if at all. Failure to obtain adequate financing if necessary could result in significant delays in development of new products and a substantial curtailment of the Company’s operations. If the Company’s operations are substantially curtailed, it may have difficulty fulfilling its current and future contractual obligations.

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

Certain Shareholders May Exercise Control over Matters Voted Upon by the Company's Shareholders

Certain of the Company’s officers, directors and entities affiliated with the Company together beneficially owned a significant portion of the Company’s outstanding common shares as of June 30, 2007. While these shareholders do not hold a majority of the Company’s outstanding common shares, they will be able to exercise significant influence over matters requiring shareholder approval, including the election of directors and the approval of mergers, consolidations and sales of the Company’s assets. This may prevent or discourage tender offers for the Company’s common shares.

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

Material weaknesses related to the operational ineffectiveness of internal control over financial reporting at June 30, 2007 that could impact the Company’s ability to report its results of operations and financial condition accurately

The Company identified material weakness in the operational effectiveness of its internal control over financial reporting as at December 31, 2007.  The Company continues to identify, develop and implement remedial measures and compensating procedures to address these material weaknesses.  These material weaknesses, unless addressed, could potentially result in accounting errors.

BC FORM 51-102F1

QUARTERLY REPORT

ISSUER DETAILS:

Name of Issuer	VISIPHOR CORPORATION
For Quarter Ended	June 30, 2007
Date of Report	August 10, 2007
Issuer Address	1100 – 4710 Kingsway Burnaby, British Columbia V5H 4M2
Issuer Fax Number	(604) 684-9314
Issuer Telephone Number	(604) 684-2449
Contact Name	Sunil Amin
Contact Position	Chief Financial Officer
Contact Telephone Number	(604) 684-2449
Contact Email Address	Sunil.amin@visiphor.com
Web Site Address	www.visiphor.com

CERTIFICATE

THE THREE SCHEDULES REQUIRED TO COMPLETE THIS REPORT ARE ATTACHED AND THE DISCLOSURE CONTAINED THEREIN HAS BEEN APPROVED BY THE BOARD OF DIRECTORS.  A COPY OF THIS REPORT WILL BE PROVIDED TO ANY SHAREHOLDER WHO REQUESTS IT.

Clyde Farnsworth Name of Director	/s/Clyde Farnsworth Sign (typed)	08/10/08 Date Signed (YY/MM/DD)

Roy Trivett Name of Director	/s/ Roy Trivett Sign (typed)	08/10/08 Date Signed (YY/MM/DD)

Supplementary Information to the Financial Statements

Management’s Discussion and Analysis

As at August 10, 2007

Forward-looking information

Except for statements of historical fact, certain information contained herein constitutes “forward-looking statements,” within Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  In some cases, you can identify the forward-looking statements by Visiphor Corporation’s (“Visiphor” or the “Company”) use of the words such as “may,” “will,” “should,” “could,” “expect,” “plan,” “estimate,” “predict,” “potential,” “continue,” “believe,” “anticipate,” “intend,” “expect,” or the negative or other variations of these words, or other comparable words or phrases.  Forward-looking statements in this report include, but are not limited to, the Company’s anticipation that it will experience significant growth in its U.S. sales, the Company’s expectation that a substantial portion of its revenue will come from a limited number of customers, the Company’s expectation that revenues will increase during 2007 when compared to those of 2006 and that such revenues will continue to increase as newly developed products and solutions continue to gain increasing customer acceptance; management’s belief that increased revenues achieved as a result of the sale of products will more than offset increased technology development costs; the Company’s ability to fund its operations in the future resulting from current accounts receivable, work in progress and new orders; new contracts to be entered into in the near future; the Company’s future operating  and technology development expense levels; and the Company’s ability to achieve break-even operations on an operating cash flow basis during the remainder of 2007.

Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results or achievements of the Company to be materially different from any future results or achievements of the Company expressed or implied by such forward-looking statements.  Such factors include, but are not limited to the following: the Company’s limited operating history; the Company’s need for additional financing; the Company’s history of losses; the Company’s dependence on a small number of customers; risks involving new product development; competition; the Company’s dependence on key personnel; risks related to the Company’s reduction in staff levels; risks involving lengthy sales cycles; dependence on marketing relationships; the Company’s ability to protect its intellectual property rights; risks associated with exchange rate fluctuations; risks of software defects; risks associated with product liability; risks associated with the Imagis UK partnership; the potential additional disclosure requirements for trades involving the issued common shares; the difficulty of enforcing civil liabilities against the Company or its directors or officers under United States federal securities laws; the volatility of the Company’s share price; risks associated with certain shareholders exercising control over certain matters; risks associated with the acquisition of Sunaptic Solutions Incorporated (“Sunaptic”) and the other risks and uncertainties described in Exhibit 99.1 to this Quarterly Report.

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

About Visiphor

The Company derives a substantial portion of its revenues, and it expects to derive a substantial portion of its revenues in the near future, from sales of its software and services to a limited number of customers. Additional revenues are achieved through the implementation and customization of software, from consulting services revenues, as well as from the support, training, and ongoing maintenance that results from each software sale. The Company’s success will depend significantly upon the timing and size of future purchase orders from its largest customers as well as from the ability to maintain relationships with its existing customer base.

Typically, the Company enters into a fixed price contract with a customer for the licensing of selected software products and time and materials contracts for the provision of specific services.  The Company generally recognizes total revenue for software and services associated with a contract using the percentage-of-completion method based on the total costs incurred over the total estimated costs to complete the contract or residual multiple element-based accounting.  Standalone services contracts revenues are recognized as the services are delivered.

The Company’s revenue is dependent, in large part, on contracts from a limited number of customers.  As a result, any substantial delay in the Company’s completion of a contract, the inability of the Company to obtain new contracts or the cancellation of an existing contract by a customer could have a material adverse effect on the Company’s results of operations.  The loss of certain material contracts (attached as an exhibit) could have a material adverse effect on the Company’s business, financial condition, operating results and cash flows.  As a result of these and other factors, the Company’s results of operations have fluctuated in the past and may continue to fluctuate from period to period.

Critical Accounting Polices

Critical accounting policies are those that management believes are both most important to the portrayal of the Company’s financial conditions and results, and that require difficult, subjective, or complex judgements, often as a result of the need to make estimates about the effects of matters that involve uncertainty.

Visiphor believes the critical accounting policies it uses in preparation of its financial statements are as follows:

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

When a software product requires significant production, modification or customization, the Company generally accounts for the arrangement using the percentage-of-completion method of contract accounting. Progress to completion is measured by the proportion that activities are completed to the total activities required under each arrangement. When the current estimate on a contract indicates a loss, a provision for the entire loss on the contract is made. In circumstances where amounts recognized as revenue under such arrangements temporarily exceed the amount invoiced, the difference is recorded as accrued revenue receivable.

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

The Company provides for estimated returns and warranty costs, which in previous quarters has been nominal, on recognition of revenue. This quarter however, there was a reversal of revenue that was unforeseen and in order to maintain a positive relationship with a business partner, the reversal of revenue was required.

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

Use of estimates

The preparation of financial statements in accordance with accounting principles generally accepted in Canada requires management to make estimates and assumptions that affect the amounts reported or disclosed in the financial statements.  Actual amounts may differ from these estimates.  Areas of significant estimate include, but are not limited to: valuation of accounts receivable; progress towards completion on certain fixed prime contracts; estimated useful lives of equipment and intangible assets; returns due to disputes; valuation of acquired intangible assets; valuation of share-based awards; and the valuation allowance of future income tax assets.

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

The fair value of share-based payments to non-employees is periodically re-measured until counterparty performance is complete, and any change therein is recognized over the period and in the same manner as if the Company had paid cash instead of issuing equity instruments.  The cost of share-based payments to non-employees that are fully vested and non-forfeitable at the grant date is measured and recognized at that date.

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

Results of Operations for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006:

Non-GAAP Operating Cash Flow

The Company presents income excluding non-cash items and one-time unusual expenses which is a supplemental financial measure that is not required by, or presented in accordance with, Canadian or U.S. generally accepted accounting principles. The Company presents income excluding non-cash items and one-time unusual expenses because the Company considers it an important supplemental measure of its operations as it provides an indicator of the Company’s progress towards achieving a cash flow from revenues that is equal to or greater than the cash expense level, and it enhances period-to-period comparability of the cash flow of the Company’s operations. This non-GAAP financial measure may not be comparable to the calculation of similar measures reported by other companies. This measure has limitations as an analytical tool. It should not be considered in isolation, as an alternative to, or more meaningful than financial measures calculated and reported in accordance with GAAP. It should not be considered as an alternative to cash flow from operations determined in accordance with GAAP. Included below is a reconciliation of income excluding non-cash items and one-time unusual expenses, a non-GAAP financial measure, to cash flow from operations, the most directly comparable financial measure calculated and reported in accordance with GAAP.

	For the three months ended June 30,
	2007	2006

Loss for the period	$(917,742)	$(2,024,680)
Adjustments to reconcile loss for the period to net cash (used in) provided by operating activities:
Amortization	119,095	450,875
Stock-based compensation	108,391	249,113
Accretion of convertible debenture	18,929	-
Deferred financing costs expensed	6,870	-
Bad debt expense	20,191	-
Foreign exchange adjustment on loan payable	35,680	-
Changes in non-cash operating working capital:
Accounts receivable	117,974	820,295
Accrued revenue receivable	75,909	191,853
Prepaid expenses and deposits	49,077	124,928
Accounts payable and accrued liabilities	356,544	(153,818)
Deferred revenue	(105,742)	(101,821)
Cash used for operating activities	(114,824)	(443,255)
Excluded from non-GAAP measure
Changes in non-cash operating working capital:
Accounts receivable	(117,974)	(820,295)
Accrued revenue receivable	(75,909)	(191,853)
Prepaid expenses and deposit	(49,077)	(124,928)
Accounts payable and accrued liabilities	(356,544)	153,818
Deferred revenue	105,742	101,821

Non-GAAP operating cash flow	$(608,586)	$(1,324,692)

Based on the non-GAAP financial measure the Company’s revenues generated or will generate $608,586 less cash than its expenses required for the three-month period ended June 30, 2007, which is $716,106 or 54.0% more than for the three-month period ended June 30, 2006.

Revenues

Visiphor’s total revenues for the three-month period ended June 30, 2007 were $863,755, which is 42.0% lower than the prior year level of $1,488,828. Total revenues for the six-month period ended June 30, 2007 were $2,141,032 compared with $3,803,911, or a decrease of 43.7% compared with the same period in 2006. These decreases were primarily due to customer delays in projects which have delayed the recognition of revenue from those projects. The Company has also hired a new Vice President of Sales in order to increase sales and to seek out new opportunities.

Revenues from the Company’s software products and related services were $(153,621) for the current three-month period as compared to $131,310 for the three-month period ended June 30, 2006, a decrease of 217.0%.There was a product return on one of the current projects that required a change in estimate and therefore affected revenue. This type of change was a one time event and will most likely not happen again with any other project. Software products and related services revenues for the six-month period ended June 30, 2007 were $222,966 compared with $613,751 a decrease of 63.7% compared with the same period in 2006. The decreased software licensing and related services revenues were primarily due to lower sales volumes combined with delays in customer delivery acceptance schedules, the complexities of the projects and the change in estimate for one project.

Professional services revenues for the three-month period ended June 30, 2007 were $913,046 as compared to $1,114,381 for the three-month period ended June 30, 2006, a decrease of 18.1%. The three months ended June 30 results from 2006 included revenue earned from contracts entered into prior to the acquisition of Sunaptic Professional services revenues for the six-month period ended June 30, 2007 were $1,667,915 compared with $2,722,063, for the six-month period ended June 30, 2006, a decrease of 38.7% compared with the same period in 2006. The first six months in 2006 were higher due to the work completed on pre-acquisition contracts from 2005. The first six months’ results from 2006 included revenue earned from contracts entered into prior to the acquisition of Sunaptic.

Support revenue for the three-month period ended June 30, 2007 decreased by 20.8% to $103,154 compared to $130,264 for three-month period ended June 30, 2006. The 2006 support amount was higher than this year due to an amount that was recognized in full in Q2 2006 as apposed to being amortized over 12 months. The payment was thought to be uncollectible however when the client paid, the earned amount was recognized. Support revenues for the six-month period ended June 30, 2007 were $247,105 compared with $238,745 compared with the same period in 2006, an increase of 3.5%

Other revenues for the three-month period ended June 30, 2007 were $1,176, whereas other revenues of $112,873 were earned for the three-month period ended June 30, 2006. Other revenues for the six-month period ended June 30, 2007 were $3,046 compared with $229,352. The comparative figure in 2006 included $103,064 recognized for the security assessments for the King County RAIN project.

As of June 30, 2007, Visiphor had contracted orders totalling approximately $1.8 million that are not recorded in the financial statements as at June 30, 2007, however, the time frame for the revenue recognition of this backlog cannot be estimated as it is dependant on project delivery and susceptible to delays. The Company has been attracting new business opportunities in the U.S. market and anticipates significant growth in the U.S. There can be no assurance; however, that such future revenue or future growth will materialize or if such revenue or future growth does materialize that it will be significant.

Total Expenses

Total expenses were $1,781,497 for the three-month period ended June 30, 2007, which is 49.3% less than the 2006 total expenses of $3,513,508 for the same period. Total expenses were $3,738,043 for the six-month period ended June 30, 2007, which is 49.2% less than the 2006 total expenses of $7,355,691 for the same period The decreased costs were primarily due to the reduction in salary expenses and the overall cost reduction effort of the Company. Operating expenses net of amortization and interest for the same periods decreased 48.2% to $1,563,102 from $3,015,794.

The Company continued to improve its operational efficiencies during 2006 and into the first two quarters in 2007. During 2006, the Company consolidated its Vancouver and Burnaby, B.C. offices into the Burnaby head office location, changed its executive compensation structure and implemented general cost saving measures.

Administration

Administrative costs for the three-month period ended June 30, 2007 were $265,333, which is a reduction of 64.0% compared with administrative costs of $736,282 in 2006 due to recent reductions in staffing levels. Administrative costs include staff salaries and related benefits and travel, consulting and professional fees, facility and support costs, and shareholder, regulatory and investor relations costs. Administrative expenses were $576,585 for the six-month period ended June 30, 2007, which is 58.8% less than the 2006 total expenses of $1,399,185 for the same period.

Cost of Materials

Cost of materials for the three-month period ended June 30, 2007 were $nil and $77,005 for the three-month period ended June 30, 2006. Cost of materials for the six-month period ended June 30, 2007 were $22,569 and $164,910 for the six-month period ended June 30, 2006. The 2006 comparative figure was for sub-contracted services required for the security assessments for the King County RAIN project.

Interest and Amortization

The interest expense for the three-month period ended June 30, 2007 is $99,299 which is 112.0% higher than the three-month period ended June 30, 2006 of $46,839. Interest expenses were $211,495 for the six-month period ended June 30, 2007, which is 185.7% more than the 2006 total expenses of $74,015 for the same period. The increase is primarily due to the interest expense on the convertible debenture which the Company did not have in the first and second quarters of 2006 and interest on the loans payable. The amortization expense for the three-month period ended June 30, 2007 was $119,096 compared to $450,875 for the three-month period ended June 30, 2006. Amortization expenses were $240,611 for the six-month period ended June 30, 2007, which are 77.6% less than the

2006 total expenses of $1,073,370 for the same period. The decrease is due to the majority of the Company’s intangible assets having been fully amortized during 2006.

Sales and Marketing

Sales and marketing expenses for the three-month period ended June 30, 2007 were $305,485 compared to $317,149 for the three-month period ended June 30, 2006, which represents a 4.0% decrease. Sales and marketing expenses for the six-month period ended June 30, 2007 were $564,520 compared to $898,229 for 2006, which represents a 37.2% decrease. Overall, the expenses related to sales and marketing decreased as the Company continued to concentrate on building sales and relationships rather than on general marketing activities and due to some layoffs in early 2006. As part of the Company’s overall cost-cutting efforts, there were reductions to the marketing salary expenses and general marketing activities for the period.

Professional Services

Costs for the professional services group for the three-month period ended June 30, 2007 were $664,105 which is 50.0% less than costs for the professional services group for the three-month period ended June 30, 2006 of $1,335,694. Professional services expenses for the six-month period ended June 30, 2007 were $1,279,231 compared to $2,618,808 six-month period ended June 30, 2006, which represents a 51.1% decrease. The professional services group is responsible for the installation of Visiphor’s products and training of Visiphor’s customers and business partners in the use of the Company’s products. It also includes the business integration consulting services division added through the acquisition of Sunaptic. The costs include salaries, travel and general overhead expenses. Costs for future periods will be dependent on the sales levels achieved by the Company as increased sales will create a need to increase technical resourcing.

Technology Development

The technology development expenses for the three-month period ended June 30, 2007 were $301,118, which is 38.0% less than the costs of $487,676 for the three-month period ended June 30, 2006. Technology development expenses for the six-month period ended June 30, 2007 were $809,858 compared to $962,724 for the six-month period ended June 30, 2006, which represents a 15.9% decrease. The Company has spent many years developing the technologies used in the current projects. The Company has recently invested less on development of technologies and more on the delivery of these technologies to clients.

Net Loss for the Period

The Company's current operating net loss (total loss excluding amortization and interest, which is a non-GAAP measure) for the three-month period ended June 30, 2007 was $699,347, a 54.2% improvement compared with $1,526,966 from the same period in 2006. The Company's current operating net loss (total loss excluding amortization and interest, which is a non-GAAP measure) for the six-month period ended June 30, 2007 was $1,144,904 a 52.4% improvement compared with $2,404,395 for the six-month period ended June 30, 2006. The Company provides reconciliation to GAAP at the beginning of the MD&A section.

Overall, the Company incurred a net loss for the three-month period ended June 30, 2007 of $917,742 or $0.02  per share, which is 54.7% lower than the net loss incurred during the three-months ended June 30, 2006 of $2,024,680 or $0.05 per share.  For the six-month period ended June 30, 2007, the Company incurred a net loss of $1,597,011 or $0.04 per share, which is 55.0% lower than the net loss incurred during the six-month ended June 30, 2006 of $3,551,780 or $0.08 per share.

In the Company's most recent Form 10-KSB, management stated that it believed that the Company would be able to achieve break-even operations on a cash operating basis by the end of the first quarter of 2007. The company subsequently revised this guidance in its first quarter Form 10-QSB to communicate that management believed break-even from operations on a cash operating basis would be achieved by the end of the second quarter. The company has struggled to achieve this goal due to project delays and lower than anticipated sales. The Company has decided that it will not provide further guidance on this matter in the near future, because these estimates have historically been missed due to such factors and the Company has historically had difficulty predicting when contracts may be recorded as revenue. The Company’s goal, however, of achieving break even from operations remains unchanged.

Summary of Quarterly Results

	Q2-2007	Q1-2007	Q4-2006	Q3-2006	Q2-2006	Q1-2006	Q4-2005	Q3-2005

Total Revenue	$863,755	$1,277,277	$1,458,707	$1,120,766	$1,488,828	$2,315,083	$1,076,312	$1,008,581
Net Loss	(917,742)	(679,270)	(1,221,734)	(1,904,856)	(2,024,680)	(1,527,100)	(1,890,400)	(1,650,764)
Net Loss per Share	(0.02)	(0.02)	(0.03)	(0.04)	(0.05)	(0.04)	(0.05)	(0.06)
Net Loss as a % of Revenue	(106%)	(53%)	(84%)	(170%)	(136%)	(66%)	(176%)	(164%)

The Company’s changes in its net losses per quarter fluctuate according to the volume of sales. To date, there has been no consistency from one quarter to the next. Past quarterly performance is not considered to be indicative of future results. The Company is not aware of any significant seasonality affecting its sales.

Liquidity and Capital Resources

The Company’s aggregated cash on hand at the beginning of the three-month period ended June 30, 2007 was $98,489. The impact on cash of the loss of $917,742, after adjustment for non-cash items and changes to other working capital accounts in the period, resulted in a negative cash flow from operations of $114,824. The Company repaid capital leases of $23,536, purchased capital assets of $34,398, and repaid a $100,000 loan that was borrowed in 2006 and received an additional $100,000 in financing. Overall, the Company’s cash position increased by $14,799 to $113,288 at June 30, 2007.

The Company’s aggregated cash on hand at the beginning of the six-month period ended June 30, 2007 was $42,338. The impact on cash of the loss of $1,597,011, after adjustment for non-cash items and changes to other working capital accounts in the period, resulted in a positive cash flow from operations of $63,123. The Company repaid capital leases of $45,789, purchased capital assets of $33,941, and repaid $200,000 in loans that were borrowed in 2006 and received an additional $100,000 in financing. Overall, the Company’s cash position increased by $70,950 to $113,288 at June 30, 2007.

The Company believes it currently has cash, accounts receivable, and work in progress and contracted orders that, if completed, will generate cash sufficient to fund its operations through January 2008. If the accounts receivable are not collected, certain of the contracts are not completed, or the expected sales are not received, the Company may need to raise additional funds through private placements of its securities or seek other forms of financing during the 2007 financial year. There can be no assurance that such financing will be available to the Company on terms acceptable to it, if at all. Failure to obtain adequate financing, if necessary, could result in significant delays in development of new products and a substantial curtailment of the Company’s operations. If the Company’s operations are substantially curtailed, it may have difficulty fulfilling its current and future contractual obligations.

Contractual Obligations

The Company is committed to the following payments for  (i) operating lease payments on the office lease, (ii) capital lease payments for equipment under lease (excluding interest) and (iii) long term debt payments over the next three years:

Year	Long Term Debt	Equipment	Office	Total
2007	$62,334	$66,737	$148,597	$277,668
2008	136,000	97,373	267,410	500,783
2009	1,830,334	39,447	201,478	2,071,259
2010	-	9,473	-	9,473
	$2,028,668	$213,030	$617,485	$2,859,183

The Company also subleases 4,128 square feet of office space in Vancouver, B.C. with monthly rent of $7,000 which expires on September 29, 2008. This space is no longer used by the Company and has been sublet as of March 1, 2007 to cover the Company’s costs. The lease to the tenant also expires September 29, 2008.

Off-Balance Sheet Arrangements

At June 30, 2007, the Company did not have any off-balance sheet arrangements.

Related-party transactions not disclosed elsewhere are as follows:

At June 30, 2007, accounts payable and accrued liabilities included $332,938 (at December 31, 2006 -$230,215) owed by the Company to Directors, Officers and companies controlled by Directors and Officers of the Company. These amounts are unsecured, non-interest bearing and payable on demand and consist of unpaid fees and expenses. The exchange amount was negotiated and established and agreed to by the related parties.

Other Management Discussion & Analysis Requirements

i.

Additional information relating to the Company, including the Company’s Annual Information Form, is on available on SEDAR at www.sedar.com.

ii.

Share Capital at August 10, 2007

(a)

Authorized:

100,000,000 common shares without par value

50,000,000 preferred shares without par value, non-voting, issuable in one or more series

(b)

Issued

	Number of shares	Amount
Balance, December 31, 2007	44,114,775	$35,618,627

Issued for exercise of options	666,666	66,666

Balance, August 10, 2007	44,781,441	$35,685,293

(c)

Warrants:

At December 31, 2006, and August 10, 2007, the following warrants were outstanding:

December 31, 2006	Granted	Exercised	Expired	August 10, 2007	Exercise price	Expiry date
2,557,785	-	-	(2,557,785)	-	$0.55	January 11, 2007
300,000	-	-	(300,000)	-	$0.50	March 2, 2007
-	120,662	-	-	120,662	$0.50	February 9, 2009
2,857,785	120,662	-	(2,857,785)	120,662

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

A summary of the status of the Company’s stock options at August 10, 2007 and December 31, 2006, and changes during the periods ended on those dates is presented below:

	August 10, 2007		Year-ended December 31, 2006
	Weighted average		Weighted average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding, beginning of period	8,292,500	$0.32	5,415,500	$0.67
Granted	2,474,533	0.10	5,246,468	0.25
Exercised	(666,670)	0.10	-	-
Cancelled	(1,590,774)	0.37	(2,369,468)	0.65
Outstanding, end of period	8,509,589	$0.27	8,292,500	$0.32

The following table summarizes information about stock options outstanding at August 10, 2007:

	Options Outstanding			Options Exercisable
Exercise price	Number of options	Weighted average remaining contractual life	Weighted average exercise price	Number of options	Weighted average exercise price
$0.07	7,500	2.93	$0.07	2,500	$0.07
$0.085	218,533	2.57	$0.085	72,844	$0.085
$0.10	1,769,334	2.76	$0.10	145,334	$0.10
$0.11	100,000	2.61	$0.11	33,333	$0.11
$0.12	34,722	2.44	$0.12	11,574	$0.12
$0.13	905,727	2.44	$0.13	330,674	$0.13
$0.15	10,000	2.34	$0.15	3,333	$0.15
$0.16	500	2.34	$0.16	167	$0.16
$0.17	10,000	1.99	$0.17	3,333	$0.17
$0.20	395,556	2.18	$0.20	131,852	$0.20
$0.21	946,667	2.13	$0.21	360,000	$0.21
$0.25	45,000	1.91	$0.25	30,000	$0.25
$0.29	7,000	0.96	$0.29	4,667	$0.29
$0.31	75,000	1.74	$0.31	50,000	$0.31
$0.33	53,333	0.46	$0.33	53,333	$0.33
$0.34	13,333	0.36	$0.34	13,333	$0.34
$0.35	12,000	1.35	$0.35	8,667	$0.35
$0.36	7,110	0.63	$0.36	7,110	$0.36
$0.39	12,000	1.07	$0.39	9,667	$0.39
$0.40	679,701	0.14	$0.40	679,701	$0.40
$0.44	15,000	1.36	$0.44	10,000	$0.44
$0.45	2,024,410	1.14	$0.45	1,791,521	$0.45

	7,342,426	1.74	$0.33	3,752,943	$0.35

The weighted average fair value of employee stock options granted during the period from January 1, 2007 to August 10, 2007 was $0.10 (six months ended June 30, 2006-$0.44) per share purchase option. The fair value of each stock option award was estimated on the date of grant using the Black-Scholes option pricing model using the following average inputs:  volatility – 72.72% (2006-66%); risk free interest rate - 5% (2006-5%); option term - 3 years (2006-3 years); and dividend yield – nil (2006-nil).  The total compensation expense of $187,423 (six months ended June 30, 2006-$501,980) has been allocated to the expense account associated with each individual employee expense and credited to contributed surplus.

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

A summary of the status of the Company’s Agents’ Options at August 10, 2007 and December 31, 2006 and changes during the periods ended on those dates is presented below:

	March 31, 2007 to August 10, 2007		Year-ended December 31, 2006
	Weighted average		Weighted average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding, beginning of period	907,557	$0.45	907,557	$0.45
Granted	-	-	-	-
Exercised	-	-	-	-
Cancelled	-	-	-	-
Outstanding, end of period	907,557	$0.45	907,557	$0.45

Contributed surplus

Amount
Balance, December 31, 2006	$3,437,431
Value of options granted	187,423
Balance, August 10, 2007	$3,624,854

