Form 10QSB
period 2007-09-30
Visiphor CORP
filed 2007-11-14
CIK 1088393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_______________

FORM 10-QSB

_______________

(Mark One)

☒

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

(604) 684-2449
(Issuer's telephone number)

N/A

______________________

(former name, former address and former fiscal year, if changed since last report)

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

Yes ☐ No ☒

As of November 9, 2007, 44,781,445 common shares of the Issuer were issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

VISIPHOR CORPORATION

FORM 10-QSB

For the Quarterly Period Ended September 30, 2007

NOTE REGARDING FORWARD-LOOKING STATEMENTS

Except for statements of historical fact, certain information contained herein constitutes “forward-looking statements,” within Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  In some cases, you can identify the forward-looking statements by Visiphor Corporation’s (“Visiphor” or the “Company”) use of the words such as “may,” “will,” “should,” “could,” “expect,” “plan,” “estimate,” “predict,” “potential,” “continue,” “believe,” “anticipate,” “intend,” “expect,” or the negative or other variations of these words, or other comparable words or phrases.  Forward-looking statements in this report include, but are not limited to, the Company’s anticipation that it will experience growth in its U.S. sales; the amount of the Company’s estimated future contracts; the Company’s ability to fund its operations in the future resulting from current accounts receivable, work in progress and new orders; the entry into new contracts in the near future; and the Company’s ability to continue to reduce future operating  and technology development expense levels.

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

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements

The Company’s financial statements for the three- and nine-month periods ended September 30, 2007 are included in response to Item 1 and have been compiled by the Company’s management.  The financial statements should be read in conjunction with Management’s Discussion and Analysis or Plan of Operations (Part I, Item 2) and other financial information included elsewhere in this Form 10-QSB.

VISIPHOR CORPORATION

Consolidated Balance Sheets

 (Expressed in Canadian dollars)

September 30, 2007 and December 31, 2006

	September 30, 2007	December 31, 2006
Assets	(unaudited)	(audited)

Current assets:
Cash and cash equivalents	$111,619	42,338
Accounts receivable	509,672	903,243
Accrued revenue receivable	2,306	177,426
Prepaid expenses and deposit	68,299	160,593
	691,896	1,283,600

Equipment, net	336,727	414,706
Goodwill	1,684,462	1,684,462
Other intangible assets	258,559	437,559
Deferred financing costs	79,599	71,142
Intellectual property	2,778	27,778

	$3,054,021	$3,919,247

Liabilities and Shareholders’ Deficiency

Current liabilities:
Accounts payable and accrued liabilities (note 3)	$2,303,540	$1,896,122
Loans payable (note 3)	949,946	751,160
Deferred revenue	517,448	453,690
Capital lease obligations (note 4)	94,316	89,776
	3,865,250	3,190,748

Long-term liabilities:
Capital lease obligations (note 4)	56,814	92,507
Convertible debenture (note 5)	1,387,029	1,231,300
	1,443,843	1,323,807
Shareholders’ deficiency:
Share capital (note 6)	35,685,293	35,570,362
Contributed surplus (note 7)	3,657,418	3,437,431
Conversion rights	380,294	365,749
Deficit	(41,978,077)	(39,968,850)
	(2,255,072)	(595,308)

	$3,054,021	$3,919,247
Operations and going concern (note 1)
Commitments (note 9)

See accompanying notes to consolidated financial statements.

VISIPHOR CORPORATION

Consolidated Statements of Operations and Deficit

(Expressed in Canadian dollars)

(Unaudited)

For the three- and nine-month periods ended September 30, 2007 and 2006

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Revenue:
Software licensing and related services	$101,251	$322,385	$324,217	$936,135
Professional services	889,100	677,478	2,557,015	3,399,541
Support	130,495	105,949	377,600	344,694
Other	646	14,954	3,691	244,306
	1,121,492	1,120,766	3,262,523	4,924,676

Expenses:
Administration	166,563	639,780	743,148	2,038,963
Amortization	116,361	455,545	356,973	1,528,915
Bad debts expense	-	24,313	20,191	86,301
Cost of materials	-	-	22,569	164,910
Financing expense	8,392	-	21,375	-
Interest	130,551	98,966	342,046	172,981
Sales and marketing	263,116	374,737	827,637	1,272,966
Professional services	578,712	1,027,545	1,857,944	3,646,354
Technology development	270,008	404,737	1,079,867	1,367,461
Restructuring charge	-	-		102,462
	1,533,703	3,025,623	5,271,750	10,381,313

Loss for the period	(412,211)	(1,904,857)	(2,009,227)	(5,456,637)

Deficit, beginning of period	(41,565,866)	(36,842,259)	(39,968,850)	(33,290,479)

Deficit, end of period	$(41,978,077)	$(38,747,116)	$(41,978,077)	$(38,747,116)

Loss per share – basic and diluted	$(0.01)	$(0.04)	$(0.05)	$(0.13)

Weighted average number of shares outstanding	44,781,442	43,170,954	44,496,048	43,011,011

See accompanying notes to consolidated financial statements.

VISIPHOR CORPORATION

Consolidated Statements of Cash Flows

(Expressed in Canadian dollars)

(Unaudited)

For the three- and nine-month periods ended September 30, 2007 and 2006

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Cash provided by (used for):

Operating Activities:
Loss for the period	$(412,211)	$(1,904,857)	(2,009,227)	(5,456,637)
Adjustments to reconcile loss for the period to net cash (used in) provided by operating activities:
Amortization of equipment and intangible assets	116,361	455,545	356,973	1,528,915
Share-based compensation	32,822	162,500	219,986	664,480
Accretion of debt	27,585	18,136	70,275	18,136
Amortization of deferred financing expenses	8,392	5,093	21,375	5,093
Bad debt expense	-	-	20,191	-
Foreign exchange adjustment on loan payable (note 3)	(28,240)	-	(68,240)	-
Changes in non-cash operating working capital:
Accounts receivable	8,514	408,855	373,380	766,251
Accrued revenue receivable	31,407	(25,296)	175,120	32,434
Prepaid expenses and deposit	4,368	(48,537)	92,294	84,040
Accounts payable and accrued liabilities	24,084	(113,750)	455,682	(73,679)
Deferred revenue	(33,277)	56,607	63,757	84,051
	(220,195)	(985,704)	(228,434)	(2,346,916)

Investing Activities:
Purchase of equipment	703	(13,457)	(33,236)	(68,527)

Financing Activities:
Issuance of common shares for cash	-	-	66,666	202,500
Share issuance costs	-	-	-	(25,697)
Proceeds of loans payable	257,693	-	467,026	1,027,080
Repayment of loan payable	-	(585,000)	(200,000)	(895,000)
Proceeds of convertible debenture	-	1,600,000	100,000	1,600,000
Capital lease repayments	(27,120)	(25,686)	(72,909)	(57,421)
Deferred financing costs	(12,750)	(96,158)	(29,832)	(126,158)
	217,823	893,156	330,951	1,725,304

Increase (decrease) in cash	(1,669)	(106,005)	69,281	(690,139)

Cash and cash equivalents, beginning of the period	113,288	205,957	42,338	790,091

Cash and cash equivalents, end of the period	$111,619	$99,952	$111,619	$99,952

See accompanying notes to consolidated financial statements.

VISIPHOR CORPORATION

Consolidated Statements of Cash Flows, Continued

(Expressed in Canadian dollars)

(Unaudited)

For the three- and nine-month periods ended September 30, 2007 and 2006

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Supplementary information and disclosures:
Interest paid	$31,479	$137,601	$99,554	$172,351
Non-cash investing and financing transactions not included in cash flows:
Equipment acquired under capital lease	-	27,270	41,756	49,881
Issuance of common shares on settlement of accounts payable	-	413,336	48,265	413,336
Issuance of common shares for share subscriptions received in prior period	-	-	-	67,500
See accompanying notes to consolidated financial statements.

VISIPHOR CORPORATION

Notes to Consolidated Financial Statements

(Expressed in Canadian dollars)

Period ended September 30, 2007 (Unaudited)

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

These financial statements have been prepared on a going concern basis, which includes the assumption that the Company will be able to realize its assets and settle its liabilities in the normal course of business.  For the nine-month period ended September 30, 2007; the Company incurred a loss from operations of $2,009,227 and operating cash flow of $(228,434). At September 30, 2007, the Company had a working capital deficiency of $3,173,354. Accordingly, the Company will require continued financial support from its shareholders and creditors until it is able to generate sufficient cash flow from operations on a sustained basis. There is no assurance that funding will be available and at acceptable terms to the Company.  Failure to obtain the ongoing support of its shareholders and creditors may make the going concern basis of accounting inappropriate, in which case the Company’s assets and liabilities would need to be recognized at their liquidation values. These financial statements do not include any adjustment due to this going concern uncertainty.

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

The Company has made the following classifications:

(i)

Cash and temporary investments are classified as financial assets held for trading and are measured at fair value.  Gains and losses from periodical revaluation are recorded in net income.

(ii)

Accounts receivable are classified as loans and receivables and are initially measured at fair value and subsequently revalued at amortized cost using the effective interest rate method.

(iii)

Accounts payable and accrued liabilities and capital lease obligations are classified as other liabilities and are initially measured at fair value and subsequently revalued at amortized cost using the effective interest rate method.

The Company determined that there was no impact to its financial statements from the adoption of Section 3855 of the CICA Handbook.

(b)

Comprehensive income

On January 1, 2007, the Company adopted Section 1530 of the CICA Handbook, “Comprehensive Income”.  Section 1530 describes reporting and disclosure recommendations with respect to comprehensive income and its components.  Comprehensive income is the change in shareholders’ equity, which results from transactions and sources other than the Company’s shareholders.

2.

Significant accounting policies cont’d:

The Company determined that there was no impact to its financial statements from the adoption of Section 1530 of the CICA Handbook.

(c)

Equity

On January 1, 2007, the Company adopted Section 3251 of the CICA Handbook, “Equity”, replacing Section 3250, “Surplus”.  Section 3251 describes standards for the presentation of equity and changes in equity for the reporting period as a result of the application of Section 1530, “Comprehensive Income”.

The Company determined that there was no impact to its financial statements from the adoption of Section 3251 of the CICA Handbook.

3.

Loans Payable and Taxes Payable:

The Company entered into a secured debenture on September 28, 2007, where they would borrow $207,000 for 30 days. The loan is secured by a general charge on its assets and bears an interest rate of 8%.

Unsecured loans totaling $66,000 (December 31, 2006 - $200,000) are owed to an unrelated party bearing an interest rate of 12% per annum. These loans are due on demand.

Related party loans totaling $676,253 (December 31, 2006 - $551,160) are owed to an officer and a director. These loans are secured with a general charge against assets and bear interest at a rate of 12% per annum. Loans payable, denominated in U.S. dollars, are adjusted for foreign currency gains and losses each quarter.

Accounts payables include approximately $283,906 of back payroll taxes and $216,000 of income taxes related to the Sunaptic acquisition. The tax payables are currently being paid off in accordance with a payment plan with Canada Revenue Agency.

4.

Capital lease obligations:

The Company periodically buys or leases computer equipment that includes servers, server components and computers. The following schedule is a list of commitments under capital leasing arrangements.

	September 30, 2007	December 31, 2006
Due 2007, including buy-out options	$32,605	$116,099
Due 2008, including buy-out options	97,373	79,878
Due 2009, including buy-out options	39,447	21,952
Due 2010, including buy-out options	9,871	-
	179,296	217,929
Implicit interest portion (9% to 21%)	(27,418)	(35,646)
	151,878	182,283
Current portion of capital lease obligations	94,316	89,776
Long-term portion of capital lease obligations	56,814	92,507

5.

Convertible Debenture:

On July 12, 2006, the Company issued a non-brokered private placement of a secured convertible debenture. The convertible debenture matures on December 15, 2009 and interest is payable on the outstanding principal amount at a rate of 8% per annum, payable quarterly beginning in July 2007 as the first year’s interest was paid in advance. The convertible debenture is also subject to certain debt covenants.  At the option of the holder, the principal amount outstanding under the convertible debenture may be converted into common shares at any time until maturity at a price of $0.45 per share. The Company has the right to force a conversion at any time after the third anniversary if the holder would receive an internal rate of return of 25%, not including interest paid to the conversion date, and the common shares of the Company are trading on the Toronto Stock Exchange or TSX Venture Exchange with a minimum agreed trading volume.  In addition, the Company will issue 2,350,000 “under-performance” warrants if after the second anniversary of the debenture, the Company’s common shares are not trading at greater than $0.45 per share, based on a 30-day weighted average. Each warrant would entitle the holder to acquire one common share at any time on or before December 15, 2009 at $0.30 per share.  The Company's obligations under the convertible debenture are collateralized by a first charge on all of the Company’s assets.  The Company agreed to pay the holder a structuring fee of $48,000 in respect of the placement.

The convertible debenture was accounted for as a compound debt instrument and proceeds were allocated between debt and equity using the residual method whereby the debt component was valued and the residual was allocated to equity items.

The Company has determined the fair value of the liability portion of the convertible debenture upon issuance to be approximately $1.2 million using a net present value calculation.  The fair value of the liability portion will be accreted to the convertible debenture face value of $1.6 million through interest expense charges computed at 18% per annum through December 15, 2009. The balance of the convertible debenture, approximating $409,000, has been credited to equity and represents the values ascribed to the convertible feature of the debenture with the contingent warrants.  The financing expenses have also been separated into equity and debt components at the same ratio as the convertible debenture.  The debt component has been classified as deferred financing costs and will be applied against income over the period of the financing, under interest expense. The financing costs for the equity component have been treated as a capital transaction and applied against the equity component.

During the month of May 2007, the Company issued a non-brokered private placement of a secured convertible debenture of $100,000. The lender was the same lender as the July 14, 2006 private placement. The terms of this debenture called for a conversion price of $0.10 on the $100,000 and also revised the conversion price of the July 2006 debenture to $0.25 and changed the exercise price of the under-performance warrants from $0.30 to $0.25.

The Company has determined the fair value of the liability portion of the May 2007 convertible debenture upon issuance to be approximately $80,000 using a net present value calculation.  The fair value of the liability portion will be accreted to the convertible debenture face value of $100,000 through interest expense charges computed at 18% per annum through December 15, 2009. The balance of the convertible debenture, approximating $20,000, has been credited to equity and represents the values ascribed to the convertible feature of the debenture.  The financing expenses have also been separated into equity and debt components at the same ratio as the convertible debenture.  The debt component has been classified as deferred financing costs and will be applied against income over the period of the financing, included in interest expense. The financing costs for the equity component have been treated as a capital transaction and applied against the equity component.

The contingent warrant modification had no material impact for Canadian or U.S. GAAP purposes.

The following table summarizes the long-term cash commitments relating to the convertible debt. The difference between the value of $1,387,029 as per the balance sheet and the $1,994,678 value as per the table below is related to the accretion of the debt and periodic cash interest payments.

5.

Convertible Debenture cont’d:

Long-Term Commitments:

Year	Long Term Debt
2007	$ 62,334
2008	136,000
2009	1,830,334
Total	$ 2,028,668

At September 30, 2007, the Company was in violation of certain debt covenants in relation to this convertible debenture; however the Company has obtained a waiver of these covenants from the lender for the quarter.

6.

Share capital:

(a)

Authorized:

100,000,000 common shares without par value

50,000,000 preferred shares without par value, non-voting, issuable in one or more series

(b)

Issued

Number of common shares		Amount
Balance, June 30, 2007	44,781,441	$35,685,293

Issued for exercise of options	-	-

Balance, September 30, 2007	44,781,441	$35,685,293

(c)

Warrants:

At December 31, 2006, and September 30, 2007, the following warrants were outstanding:

December 31, 2006	Granted	Exercised	Expired	September 30, 2007	Exercise price	Expiry date
2,557,785	-	-	(2,557,785)	-	$0.55	January 11, 2007
300,000	-	-	(300,000)	-	$0.50	March 2, 2007
-	120,662	-	-	120,662	$0.50	February 9, 2009
2,857,785	120,662	-	(2,857,785)	120,662

(d)

Options:

The Company has a stock option plan that was most recently approved at the Company’s annual general meeting of shareholders on May 11, 2007.  Under the terms of the plan, the Company may reserve up to 8,956,289 common shares for issuance under the plan.  The Company has granted stock options under the plan to certain employees, directors, advisors and consultants.  These options are granted for services provided to the Company.  All existing options granted prior to November 25, 2003 expire five years from the date of grant.  All options granted subsequent to November 25, 2003 expire three years from the date of the grant.  All options vest one-third on the date of the grant, one-third on the first anniversary of the date of the grant and one-third on the second anniversary of the date of the grant.

6.

Share Capital cont’d:

(d)

Options cont’d:

A summary of the status of the Company’s stock options at September 30, 2007 and December 31, 2006, and changes during the periods ended on those dates is presented below:

	Nine months ended September 30, 2007		Year ended December 31, 2006
	Weighted average		Weighted average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding, beginning of period	8,292,500	$0.33	5,415,500	$0.67
Granted	3,498,033	0.09	5,246,468	0.25
Exercised	(666,667)	0.10	-	-
Cancelled	(4,309,753)	0.35	(2,369,468)	0.65
Outstanding, end of period	6,814,114	$0.20	8,292,500	$0.32

The following table summarizes information about stock options outstanding at September 30, 2007:

	Options Outstanding			Options Exercisable
Exercise price	Number of options	Weighted average remaining contractual life	Weighted average exercise price	Number of options	Weighted average exercise price

$0.06	6,000	2.91	$0.06	2,000	$0.06
$0.07	907,500	2.97	$0.07	302,500	$0.07
$0.09	218,533	2.45	$0.09	72,844	$0.09
$0.10	1,699,334	2.52	$0.10	122,001	$0.10
$0.11	100,000	2.36	$0.11	33,333	$0.11
$0.12	34,722	2.19	$0.12	11,574	$0.12
$0.13	905,727	2.19	$0.13	330,674	$0.13
$0.15	10,000	2.09	$0.15	3,333	$0.15
$0.16	500	2.09	$0.16	167	$0.16
$0.17	10,000	1.74	$0.17	3,333	$0.17
$0.20	351,556	1.92	$0.20	234,371	$0.20
$0.21	946,667	1.88	$0.21	631,111	$0.21
$0.25	5,000	1.66	$0.25	3,333	$0.25
$0.31	40,000	1.48	$0.31	26,667	$0.31
$0.35	12,000	1.10	$0.35	8,667	$0.35
$0.36	7,110	0.38	$0.36	7,110	$0.36
$0.39	12,000	0.82	$0.39	9,667	$0.39
$0.40	6,666	0.47	$0.40	6,666	$0.40
$0.44	15,000	1.11	$0.44	10,000	$0.44
$0.45	1,525,799	0.92	$0.45	1,351,744	$0.45

	6,814,114	2.03	$0.20	3,171,095	$0.28

6.

Share capital cont’d:

(d)

Options cont’d:

The weighted average fair value of employee stock options granted during the nine-month period ended September 30, 2007 was $0.09 (September 30, 2006-$0.12) per share purchase option. The fair value of each stock option award was estimated on the date of grant using the Black-Scholes option pricing model using the following average inputs:  volatility – 80% (2006-59%); risk free interest rate - 5% (2006-5%); option term - 3 years (2006-3 years); and dividend yield – nil (2006-nil).  The total compensation expense of $219,986 (nine months ended September 30, 2006-$664,480) has been allocated to the expense account associated with each individual employee expense and credited to contributed surplus.

(e)

Agents’ Options:

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

A summary of the status of the Company’s agents’ options at September 30, 2007 and December 31, 2006 and changes during the periods ended on those dates is presented below:

	Nine months ended September 30, 2007		Year ended December 31, 2006
	Weighted average		Weighted average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding, beginning of period	907,557	$0.45	907,557	$0.45
Granted	-	-	-	-
Exercised	-	-	-	-
Cancelled	-	-	-	-
Outstanding, end of period	907,557	$0.45	907,557	$0.45

7.

Contributed surplus:

Amount
Balance, December 31, 2006	$3,437,432
Value of options expensed in the period	219,986
Balance, September 30, 2007	$3,657,418

8.

Related party transactions not disclosed elsewhere are as follows:

At September 30, 2007, accounts payable and accrued liabilities included $380,169 (December 31, 2006 -$230,215) owed by the Company to directors, officers and companies controlled by directors and officers of the Company. These amounts are unsecured, non-interest bearing and payable on demand and consist of unpaid fees and expenses. The exchange amount was negotiated, established and agreed to by the related parties.

9.

Commitments:

In addition to the capital lease obligations disclosed in note 4, the Company leases head office space in Burnaby, B.C. under an operating lease expiring on December 30, 2009. The monthly rent is $16,908. The Company also subleases 4,128 square feet of office space in Vancouver, B.C. of with monthly rent of $7,000 that expires on September 29, 2008. This space is no longer used by the Company and has been sublet as of March 1, 2007 to cover the Company’s costs. The lease to the tenant also expires September 29, 2008.

10.

Subsequent Event:

None.

11.

Financial instruments and risk management:

(a)

Fair values:

The fair value of the Company’s financial instruments, represented by cash, accounts receivable, accounts payable, accrued liabilities, and loans payable approximates the carrying values of these items by their ability to be promptly liquidated or their immediate or short term to maturity.  Based on current interest rates relative to those implicit in the leases, the fair value of capital lease obligations is estimated to approximate their carrying values.

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

As at September 30, 2007

	Software Sales and Related Services	Consulting Services	Total

Revenue	$705,508	$2,557,015	$3,262,523

Operating Expenses	2,613,119	1,959,612	4,572,731
Interest Expense	189,068	152,978	342,046
Amortization of Capital Assets	87,417	65,556	152,973
Amortization of Intangibles	25,000	179,000	204,000
Total Expenses	2,914,604	2,357,146	5,271,750

Net Profit (Loss)	$(2,209,096)	$199,869	$(2,009,227)

Total Assets	$377,286	$2,685,068	$3,054,021
tangible Assets
Goodwill	$-	$1,684,462	$1,684,462
Intellectual Property	$11,111	$-	$11,111
Other Intangible Assets	$-	$258,559	$258,559
Equipment, net	$192,425	$144,302	$336,727
Non-cash Share-based Compensation Expense	$184,446	$35,541	$219,987
Additions to Capital Assets	$42,856	$32,138	$79,994

Substantially all revenue is derived from sales to customers located in Canada, the United States, and the United Kingdom.  Geographic information is as follows:

	September 30,
	2007	2006
Canada	$2,578,295	$2,512,625
United States	665,708	1,277,417
United Kingdom	18,520	13,869

Total	$3,262,523	$3,803,911

Substantially all of the Company’s equipment is in Canada.

Major customers, representing 10% or more of total revenue, are:

	September 30,
	2007	2006
Customer A	$1,331,722	$537,987
Customer B	454,098	417,793
Customer C	-	414,670

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

The Company adopted SFAS 123(R) using the modified prospective approach, which requires application of the standard to all awards granted, modified, repurchased or cancelled on or after January 1, 2006, and to all awards for which the requisite service has not been rendered as at such date.  Since January 1, 2003, the Company had been following the fair value based approach prescribed by SFAS 123, as amended by SFAS 148, for stock option awards granted, modified or settled on or after such date.  As such, the application of SFAS 123(R) on January 1, 2006 to all awards granted prior to its adoption did not have a significant impact on the financial statements.  In accordance with the modified prospective approach, prior period financial statements have not been restated to reflect the impact of SFAS 123(R).  The prospective adoption of this new U.S. GAAP pronouncement creates no new differences with the Company’s stock compensation expense reported under Canadian GAAP.

Previously under U.S. GAAP, the Company accounted for its stock option plan under the principles of Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees and Related Interpretations” (“APB 25”).  No compensation expense was recognized under APB 25 because the exercise price of the Company’s stock options equaled the market price of the underlying stock on the date of the grant.

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

d)

 Convertible debenture:

During 2006, the Company issued a convertible debenture with detachable contingent warrants.  For Canadian GAAP purposes, the debenture was treated as a compound debt instrument. Proceeds from issuance were allocated between debt and equity using the residual method whereby the debt was valued at fair value and the residual value was applied to equity (consisting of the conversion feature and contingent warrants) net of the pro rata issuance costs.

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

The fair value of the warrants has been estimated to be $155,086 using the Black-Scholes option pricing model using the following average inputs:  volatility - 51%; risk free interest rate - 5%; option term – 1 5/12 years; and dividend yield – nil.

During the current period, the Company issued an additional convertible debenture.  This debenture has been treated as a compound debt instrument for Canadian GAAP purposes as well.  For U.S. GAAP purposes, the entire debenture has been treated as a liability instrument.

The modification of the contingent warrants during the period did not have a material effect on the estimated fair value of the contingent warrants for U.S. GAAP purposes.

13.

United States generally accepted accounting principles cont’d:

The effect of these accounting differences on contributed surplus, the equity and debt components of the convertible debenture, deficit, net loss, and net loss per share are as follows:

	As at September 30, 2007	As at December 31, 2006
Contributed Surplus, Canadian GAAP	$3,657,418	$3,437,431
Cumulative stock based compensation (Note 13 (a))	1,380,198	1,380,198
Beneficial conversion options (Note 13 (b))	208,200	208,200
Warrants issued for services (Note 13 (c))	722,000	722,000
Contingent warrants (Note 13 (d))	189,058	129,593
Additional paid-in capital, U.S. GAAP	$6,156,874	$5,877,422

Equity Components of Convertible Debenture, Canadian GAAP	$380,294	$365,749
Equity components of convertible debenture (Note13 (d))	(380,294)	(365,749)
Equity Components of Convertible Debenture, U.S. GAAP	$-	$-

Deferred financing charges, Canadian GAAP	$79,599	71,142
Valuation differences (Note 13 (d))	32,664	32,604
Accretion differences (Note 13 (d))	(7,166)	(4,373)
Deferred financing charges, U.S. GAAP	105,097	99,373

Convertible debenture, Canadian GAAP	$1,387,029	$1,231,300
Valuation differences (Note 13 (d))	164,087	268,755
Accretion differences (Note 13 (d))	(44,071)	(25,151)
Convertible debenture, U.S. GAAP	$1,507,045	$1,474,904

Deficit, Canadian GAAP	$(41,978,077)	$(39,968,850)
Cumulative stock based compensation (Note 13 (a))	(1,380,198)	(1,380,198)
Beneficial conversion options (Note 13 (b))	(208,200)	(208,200)
Warrants issued for services (Note 13 (c))	(722,000)	(722,000)
Convertible debenture (Note 13 (d))	38,049	20,758
Deficit, U.S. GAAP	$(44,250,426)	$(42,258,490)
	Nine months ended September 30,
	2007	2006

Net Loss for the period, Canadian GAAP	$(2,009,227)	$(5,456,637)
Accretion on convertible debenture Canadian GAAP (Note 13 (d))	76,192	18,136
Deferred financing expenses deducted under Canadian GAAP (Note 13 (d))	21,375	5,093

Accretion on convertible debenture U.S. GAAP (Note 13 (d))	(32,121)	(7,053)
Deferred financing expenses deducted under U.S. GAAP (Note 13 (d))	(26,654)	(7,081)

Net Loss for the period, U.S. GAAP	$(1,970,435)	(5,447,542)

Net Loss per share, U.S. GAAP and Canadian GAAP – basic and diluted	$(0.04)	$(0.13)

Item 2.  Management’s Discussion and Analysis or Plan of Operation

About Visiphor

Visiphor is a software product and consulting services company that is in the business of helping enterprises by “connecting what matters”. The Company specializes in the development and deployment of solutions to the problem of integrating disparate business processes and databases. In so doing, the Company has developed a number of sophisticated products and specialized consulting skills. These products and skills have allowed Visiphor to gain industry recognition as a leader in providing advanced solutions to the “system disparity” problem that permeates the law enforcement, security, health care and financial services industries.

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

The Company develops and markets software products that simplify, accelerate, and economize the process of connecting existing, disparate databases. The Company’s technologies enable information owners to share data securely with internal line of business applications and external stakeholders and business partners using any combination of text or imagery. These technologies include searching disconnected data repositories for information about an individual using only a facial image. These technologies allow organizations to quickly create regional information sharing networks using any combination of text or imagery.

In addition to a suite of data sharing and integration products, Visiphor also has a premier consulting team, Visiphor Consulting Services, that provides services to organizations ranging from business process management support, development of an integration strategic plan, and the design, development and implementation of complete data sharing and integration solution for any combination of internal applications integration, business partner integration, process automation or workflow.

Overview

The Company’s Business

The Company derives a substantial portion of its revenues, and it expects to derive a substantial portion of its revenues in the near future, from sales of its software and services to a limited number of customers. Additional revenues are achieved through the implementation and customization of software, from consulting services revenues, as well as from the support, training, and ongoing maintenance that results from each software sale. The Company’s success in the future will depend significantly upon the timing and size of future purchase orders from its largest customers as well as from the ability to maintain relationships with its existing customer base.

Typically, the Company enters into a fixed price contract with a customer for the licensing of selected software products and time and materials contracts for the provision of specific services.  The Company generally recognizes total revenue for software and services associated with a contract using the percentage-of-completion method based on the total costs incurred over the total estimated costs to complete the contract or residual multiple element-based accounting.  Standalone services contract revenues are recognized as services are delivered.

The Company’s revenue is dependent, in large part, on contracts from a limited number of customers.  As a result, any substantial delay in the Company’s completion of a contract, the inability of the Company to obtain new contracts or the cancellation of an existing contract by a customer could have a material adverse effect on the Company’s results of operations.  The loss of certain material contracts could have a material adverse effect on the Company’s business, financial condition, operating results and cash flows.  As a result of these and other factors, the Company’s results of operations have fluctuated in the past and may continue to fluctuate from period to period.

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

Visiphor believes the critical accounting policies it uses in preparation of its financial statements are as follows:

Revenue recognition

(i)

Software sales revenue:

The Company recognizes revenue consistent with the Securities and Exchange Commission Staff Accounting Bulletin No. 104 and Statement of Position (“SOP”) 97-2, “Software Revenue Recognition”. In accordance with SOP 97-2, revenue is recognized, except as noted below, when all of the following criteria are met: persuasive evidence of a contractual arrangement exists, title has passed, delivery and customer acceptance has occurred, the sales price is fixed or determinable and collection is reasonably assured.  Cash received in advance of meeting the revenue recognition criteria is recorded as deferred revenue.

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

(ii)

Support and services revenue:

Up front payments for contract support and services revenue is deferred and amortized as revenue over the period that the support and services are provided.

Intangible Asset:

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

Use of estimates

The preparation of financial statements in accordance with accounting principles generally accepted in Canada requires management to make estimates and assumptions that affect the amounts reported or disclosed in the financial statements.  Actual amounts may differ from these estimates.  Areas of significant estimate include, but are not limited to: valuation of accounts receivable; progress towards completion on certain fixed price contracts; estimated useful lives of equipment and intangible assets; expected returns due to disputes; valuation of acquired intangible assets; valuation of share-based awards; and the valuation allowance on future income tax assets.

Share-based compensation

The Company has a share-based compensation plan, which is described in note 6 of the Notes to the Consolidated Financial Statements.  Subsequent to January 1, 2003, the Company has accounted for all share-based payments to employees and non-employees using the fair value based method.  Under the fair value based method, share-based payments are measured at the fair value of the consideration received, or the fair value of the equity instruments issued, whichever is more reliably measured.

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

Results of Operations for the three and nine months ended September 30, 2007 as compared to the three and nine months ended September 30, 2006:

Non-GAAP Operating Cash Flow

The Company presents income excluding non-cash items and one-time unusual expenses which is a supplemental financial measure that is not required by, or presented in accordance with Canadian or U.S. GAAP. The Company presents income excluding non-cash items and one-time unusual expenses because the Company considers it an important supplemental measure of its operations as it provides an indicator of the Company’s progress towards achieving a cash flow from revenues that is equal to or greater than the cash expense level, and it enhances period-to-period comparability of the cash flow of the Company’s operations. This non-GAAP financial measure may not be comparable to the calculation of similar measures reported by other companies. This measure has limitations as an analytical tool. It should not be considered in isolation, as an alternative to, or more meaningful than financial measures calculated and reported in accordance with GAAP. It should not be considered as an alternative to cash flow from operations, or cash used for operations, which is the most directly comparable financial measure determined in accordance with GAAP. Included below is a reconciliation of income excluding non-cash items and one-time unusual expenses, to cash flow from operations, the most directly comparable financial measure calculated and reported in accordance with GAAP.

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006

Loss for the period	$(412,211)	$(1,904,857)	$(2,009,227)	$(5,456,637)
Items not involving cash:
Amortization	116,361	455,545	356,972	1,528,915
Stock-based compensation	32,822	162,500	219,987	664,480
Accretion of convertible debenture	27,585	18,136	70,275	18,136
Deferred financing costs expensed	8,392	5,093	21,375	5,093
Bad debt expense	-	-	20,191	-
Foreign exchange adjustment on loan payable	(28,240)	-	(68,240)	-
Changes in non-cash operating working capital:
Accounts receivable	8,514	408,855	373,380	766,251
Accrued revenue receivable	31,407	(25,296)	175,120	32,434
Prepaid expenses and deposit	4,368	(48,537)	92,294	84,040
Accounts payable and accrued liabilities	24,084	(113,750)	455,682	(73,679)
Deferred revenue	(33,277)	56,607	63,757	84,051
Cash used for operations	(220,195)	(985,704)	(228,434)	(2,346,916)
Excluded from non-GAAP measure
Changes in non-cash operating working capital:
Accounts receivable	(8,514)	(408,855)	(373,380)	(766,251)
Accrued revenue receivable	(31,407)	25,296	(175,120)	(32,434)
Prepaid expenses and deposit	(4,368)	48,537	(92,294)	(84,040)
Accounts payable and accrued liabilities	(24,084)	113,750	(455,682)	73,679
Deferred revenue	33,277	(56,607)	(63,757)	(84,051)
	(35,096)	(277,879)	(1,160,233)	(893,097)
Included in non-GAAP measure
Restructuring charge	-	-	-	(102,462)

Non-GAAP operating cash flow	$(255,291)	$(1,263,583)	$(1,388,667)	$(3,342,475)

Based on the non-GAAP financial measure, the Company’s revenues generated or will generate $255,291 less cash than the cash required to meet its expenses for the three-month period ended September 30, 2007, which is an improvement of $1,008,292 or 79.8% from the three-month period ended September 30, 2006.

Revenues

Visiphor’s total revenues for the three-month period ended September 30, 2007 were $1,121,492, which is essentially flat compared to the prior year amount of $1,120,766. Total revenues for the nine-month period ended September 30, 2007 were $3,262,523 compared with $4,924,676, or a decrease of 33.8% compared with the same period in 2006. These decreases were primarily due to customer delays in projects which have delayed the recognition of revenue from those projects and lower than expected sales.

Revenues from the Company’s software products and related services were $101,251 for the current three-month period as compared to $322,385 for the three-month period ended September 30, 2006, a decrease of 68.6%. The decreased software licensing and related services revenues were primarily due to lower sales volumes combined with delays in customer delivery acceptance schedules. Software products and related services revenues for the nine-month period ended September 30, 2007 were $324,217 compared with $936,135 for the nine-month period ended September 30, 2006, a decrease of 65.4%. The decreased software licensing and related services revenues were also primarily due to lower sales volumes combined with delays in customer delivery acceptance schedules, the complexities of the projects and the change in estimate for one project.

Professional services revenues for the three-month period ended September 30, 2007 were $889,100 as compared to $677,478 for the three-month period ended September 30, 2006, an increase of 31.2%. Professional services revenues for the nine-month period ended September 30, 2007 were $2,557,015 compared with $3,399,541 for the nine-month period ended September 30, 2006, a decrease of 24.8%.  Professional services revenues were higher during the first nine months of 2006 due to the work completed on pre-acquisition contracts from 2005. The first nine months’ results from 2006 included revenue earned from contracts entered into prior to the acquisition of Sunaptic.

Support revenue for the three-month period ended September 30, 2007 increased by 23.2% to $130,494 compared to $105,949 for the three-month period ended September 30, 2006. The 2007 support revenue amount was higher than 2006 due to the addition of certain clients which have entered the support phases of their contracts. Support revenues for the nine-month period ended September 30, 2007 were $377,600 compared with $344,694 for the same period in 2006, an increase of 9.5%

Other revenues for the three-month period ended September 30, 2007 were $646, whereas other revenues of $14,954 were earned for the three-month period ended September 30, 2006. Other revenues for the nine-month period ended September 30, 2007 were $3,691 compared with $244,306 in 2006. The comparative figures in 2006 included $162,718 recognized for the security assessments for the King County RAIN project.

As of September 30, 2007, Visiphor had contracted orders totalling approximately $1.2 million that are not recorded in the financial statements as at September 30, 2007.  The time frame for the revenue recognition of this backlog cannot be estimated as it is dependant on project delivery and is susceptible to delays. The Company has been attracting new business opportunities in the U.S. market and anticipates growth in the U.S. There can be no assurance; however, that such future revenue or future growth will materialize or if such revenue or future growth does materialize that it will be significant.

Total Expenses

Total expenses were $1,533,703 for the three-month period ended September 30, 2007, which is 49.3% less than the 2006 total expenses of $3,025,623 for the same period. Total expenses were $5,271,750 for the nine-month period ended September 30, 2007, which is 49.2% less than the 2006 total expenses of $10,381,313 for the same period. The decreased costs were primarily due to the reduction in salary expenses and the overall cost reduction effort of the Company. Operating expenses net of amortization and interest for the same periods decreased 48.3% to $4,572,731 from $8,852,398.

The Company continues to improve its operational efficiencies during 2007. During 2006, the Company consolidated its Vancouver and Burnaby, B.C. offices into the Burnaby head office location, changed its executive compensation structure and implemented general cost saving measures. During 2007, the Company continued with its mandate of reducing expenses to appropriate levels.

Administration

Administrative costs for the three-month period ended September 30, 2007 were $166,563, which is a reduction of 74.0% compared with administrative costs of $639,780 in 2006, again due to reductions in staffing levels and overall management of overhead costs. Administrative costs include staff salaries and related benefits and travel, consulting and professional fees, facility and support costs, and shareholder, regulatory and investor relations costs. Administrative expenses were $743,148 for the nine-month period ended September 30, 2007, which is 63.6% less than the 2006 total expenses of $2,038,963 for the same period.

Cost of Materials

Cost of materials for the three-month period ended September 30, 2007 and for the three-month period ended September 30, 2006 were both $nil. Cost of materials for the nine-month period ended September 30, 2007 were $22,569 and $164,910 for the nine-month period ended September 30, 2006. The 2006 comparative figure was for sub-contracted services required for the security assessments for the King County RAIN project.

Interest and Amortization

The interest expense for the three-month period ended September 30, 2007 is $130,551, which is 31.9% higher than the interest expense for the three-month period ended September 30, 2006 of $98,966. Interest expenses were $342,046 for the nine-month period ended September 30, 2007, which is 97.7% more than the 2006 total expenses of $172,981 for the same period. The increase was primarily due to the interest expense on a convertible debenture which the Company did not have in the first and second quarters of 2006 and interest loans payable. The amortization expense for the three-month period ended September 30, 2007 was $116,361 compared to $455,545 for the three-month period ended September 30, 2006. Amortization expenses were $356,973 for the nine-month period ended September 30, 2007, which are 76.7% less than the 2006 total expenses of $1,528,915 for the same period. The decrease was due to the majority of the Company’s intangible assets having been fully amortized during 2006.

Sales and Marketing

Sales and marketing expenses for the three-month period ended September 30, 2007 were $263,116 compared to $374,737 for the three-month period ended September 30, 2006, which represents a 29.8% decrease. Sales and marketing expenses for the nine-month period ended September 30, 2007 were $827,637 compared to $1,272,966 for 2006, which represents a 35.0% decrease. Overall, the expenses related to sales and marketing decreased as the Company continued to focus on controlling expenses by concentrating on building sales and relationships rather than on general marketing activities.  Although the Company has reduced sales and marketing expenses the percentage reduction is lower than the overall expense reduction.

Professional Services

Costs for the professional services group for the three-month period ended September 30, 2007 were $578,712 which is 43.7% less than costs for the professional services group for the three-month period ended September 30, 2006 of $1,027,545. Professional services expenses for the nine-month period ended September 30, 2007 were $1,857,944 compared to $3,646,354 nine-month period ended September 30, 2006, which represents a 49.0% decrease. The professional services group is responsible for the installation of Visiphor’s products and training of Visiphor’s customers and business partners in the use of the Company’s products. It also includes the business integration consulting services division added through the acquisition of Sunaptic. The costs include salaries, travel and general overhead expenses. Costs for future periods will be dependent on the sales levels achieved by the Company as increased sales will create a need to increase technical resourcing.

Technology Development

The technology development expenses for the three-month period ended September 30, 2007 were $270,008, which is 33.3% less than the costs of $404,737 for the three-month period ended September 30, 2006. Technology development expenses for the nine-month period ended September 30, 2007 were $1,079,867 compared to $1,367,461 for the nine-month period ended September 30, 2006, which represents a 21.0% decrease. The Company has spent many years developing the technologies used in the current projects. Although the Company has recently invested less on development of technologies and more on the delivery of these technologies to clients, the percentage reduction in technology development expenses is lower than the overall expense reduction by the Company.

Net Loss for the Period

The Company's current operating net loss (total loss excluding amortization and interest, which is a non-GAAP measure as discussed under “Non-GAAP Operating Cash Flow” above) for the three-month period ended September 30, 2007 was $165,299, an 87.8% improvement compared with $1,350,346 from the same period in 2006. The Company's current operating net loss (total loss excluding amortization and interest, which is a non-GAAP measure) for the nine-month period ended September 30, 2007 was $1,310,208, a 65.1% improvement compared with $3,754,741 for the nine-month period ended September 30, 2006. The Company provides reconciliation to GAAP at the beginning of the MD&A section.

Overall, the Company incurred a net loss for the three-month period ended September 30, 2007 of $412,211 or $0.01  per share, which is 78.4% lower than the net loss incurred during the three-months ended September 30, 2006 of $1,904,857 or $0.04 per share.  For the nine-month period ended September 30, 2007, the Company incurred a net loss of $2,009,227 or $0.05 per share, which is 63.2% lower than the net loss incurred during the nine-month ended September 30, 2006 of $5,456,637 or $0.13 per share.

Summary of Quarterly Results

	Q3-2007	Q2-2007	Q1-2007	Q4-2006	Q3-2006	Q2-2006	Q1-2006	Q4-2005	Q3-2005

Total Revenue	1,121,492	$863,755	$1,277,277	$1,458,707	$1,120,766	$1,488,828	$2,315,083	$1,076,312	$1,008,581
Net Loss	(412,211)	(917,742)	(679,270)	(1,221,734)	(1,904,856)	(2,024,680)	(1,527,100)	(1,890,400)	(1,650,764)
Net Loss per Share	(0.01)	(0.02)	(0.02)	(0.03)	(0.04)	(0.05)	(0.04)	(0.05)	(0.06)
Net Loss as a % of Revenue	(37%)	(106%)	(53%)	(84%)	(170%)	(136%)	(66%)	(176%)	(164%)

The Company’s changes in its net losses per quarter fluctuate according to the volume of sales. To date, there has been no consistency from one quarter to the next. Past quarterly performance is not considered to be indicative of future results. The Company is not aware of any significant seasonality affecting its sales.

Liquidity and Capital Resources

The Company’s total cash on hand at the beginning of the three-month period ended September 30, 2007 was $113,288. The impact on cash of the loss of $412,211, after adjustment for non-cash items and changes to other working capital accounts in the period, resulted in a negative cash flow from operations of $220,195. The Company repaid capital leases of $27,120 and received an additional $257,693 in financing. Overall, the Company’s cash position decreased by $1,669 to $111,619 at September 30, 2007.

The Company’s total cash on hand at the beginning of the nine-month period ended September 30, 2007 was $42,338. The impact on cash of the loss of $2,009,227, after adjustment for non-cash items and changes to other working capital accounts in the period, resulted in a negative cash flow from operations of $228,434. The Company repaid capital leases of $72,909, purchased capital assets of $33,236, and repaid $200,000 in loans that were borrowed in 2006 and received an additional $567,026 in financing. Overall, the Company’s cash position increased by $69,281 to $111,619 at September 30, 2007.

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

Contractual Obligations

The Company is committed to the following payments for (i) operating lease payments on the office lease, (ii) capital lease payments for equipment under lease (excluding interest) and (iii) long term debt payments over the next three years:

Year	Long Term Debt	Equipment	Office	Total
2007	$28,344	$26,133	$74,104	$128,581
2008	136,000	82,302	267,216	485,518
2009	1,830,334	34,078	201,478	2,065,890
2010	-	9,365	-	9,365
	$1,994,678	$151,878	$542,798	$2,689,354

The Company also subleases 4,128 square feet of office space in Vancouver, B.C. with monthly rent of $7,000 which expires on September 29, 2008. This space is no longer used by the Company and has been sublet as of March 1, 2007 to cover the Company’s costs. The lease to the tenant also expires September 29, 2008.

Off-Balance Sheet Arrangements

At September 30, 2007, the Company had no off-balance sheet arrangements.

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

In its assessment of the effectiveness of disclosure controls and procedures as of September 30, 2007, management of the Company, including the Chief Executive Officer and Chief Financial Officer, assessed what potential impact different possible material weaknesses as described below could have on the effectiveness of the Company’s disclosure controls and procedures. Management, including the Chief Executive Officer and Chief Financial Officer, determined that due to the small size of the Company, the Chief Executive Officer and Chief Financial Officer have knowledge of all aspects of the Company’s operations at a detailed level sufficient to ensure that the Company’s disclosure controls and procedures were effective in timely alerting them to the material information related to the Company required to be included in the Company’s filings. This level of knowledge is considered by the certifying officers to be a compensating control and procedure that is adequate to eliminate the risk of a material error or omission in disclosure requirements.

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

During the audit of the December 31, 2005 and 2006, financial statements, the Company’s independent auditors, Grant Thornton LLP, advised management and the audit committee of the Company’s Board of matters that they considered to be material weaknesses in the Company’s internal control.  The weaknesses were comprised of: insufficient systems and controls in place to evaluate the Company’s internal control; insufficient segregation of duties; and inadequate preventive controls with too much reliance on detective and manual controls.  In order to remediate the matters that the Company’s management and later the independent auditors considered to be material weaknesses in the Company’s internal control, during August of 2006 the Company hired a new controller who has significantly more experience and knowledge of internal control environments than the previous controller.  During the third quarter of 2006, the Company engaged an outside consulting group that specializes in internal control over financial reporting and the Sarbanes-Oxley Act of 2002. The consultants provided additional guidance in improving the Company's system of internal control over financial reporting and provided guidance on effective design of internal controls. During the third and fourth quarter of 2006, the Company addressed some of the weaknesses relating to segregation of duties reported by the auditors from the 2005 audit.  A significant number of the deficiencies relate to the Company's segregation of duties, so the Company has developed procedures to utilize additional staff and reassign duties of existing accounting department staff in order to address these deficiencies.  The Company continues to take steps to correct these weaknesses by ongoing review and assessments of internal controls.

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

Segregation of Duties

The management of the Company was advised by the auditors during the 2005 and 2006 year end audit, they believed there were deficiencies in internal controls due to the lack of segregation and incompatibility of duties which could result in inaccurate financial reporting. Management addressed some of these issues during the 2006 and continues to address any issues during 2007 by using other resources to segregate some duties and by strengthening existing controls and procedures. Total segregation of all duties is a challenge, due to the small size of the Company’s finance group.  There are compensating controls that the Company relies on to reduce the likelihood that material weaknesses will occur. The Company relies on managers to review certain transactions; the Chief Financial Officer reviews all material transactions.  Also, due to the relatively small size of the business, all transactions that may be material are known to the senior management as they are aware of all activities that are occurring in the business. However, these compensating controls do not fully mitigate this material weakness.  The Company continues to address these issues in 2007.

Controls relating to Technology

Due to the relatively small size of the Company’s finance team, the Company uses accounting software that is off the shelf and common for a business of its size. The auditors noted that certain security and access features of the program were not being used. The Company realizes the importance of segregation of duties and limiting access of parts of the accounting software for different employees; however, due to the limited size of the finance team the Company cannot do so without negatively affecting the efficiency of the department. Compensating controls such as frequent reviews minimize the risk of material misstatements from occurring. However, these compensating controls do not fully mitigate this material weakness.  The Company continues to address these issues in 2007 by continually reviewing and reassessing the internal controls.

Other than the foregoing, during the quarter ended September 30, 2007, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is not a party to any legal proceedings as of September 30, 2007, the adverse outcome of which in management’s opinion, individually or in the aggregate, would have a material effect on the Company’s results of operations or financial position.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

On September 18, 2007, the Company granted 900,000 options to its officers and directors at an exercise price of $0.07, which expire on September 71, 2010.  One-third of the options vested immediately, one-third will vest one year from the date of grant and the final third will vest two years from the dated of grant.

The options were granted to individuals located outside the United States in reliance upon the exclusion from registration provided by Regulation S promulgated under the Securities Act of 1933, as amended.

Item 3.  Defaults Upon Senior Securities

None

Item 4.

Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6.  Exhibits

The following exhibits are filed (or incorporated by reference herein) as part of this Form 10-QSB:

3.1(1)	Articles of Continuance
3.2(1)	Bylaw No.1
10.1(2)	Consulting Agreement dated July 5, 2007 between Visiphor Corporation and the Agent named therein
31.1	Section 302 Certification
31.2	Section 302 Certification
32.1	Section 906 Certification
32.2	Section 906 Certification
99.1	Risk Factors
99.2	Form 51-9Form 51-901F as required by the British Columbia Securities Commission

_______________________

(1)

Previously filed as part of Visiphor’s Current Report on Form 8-K filed July 18, 2005.

(2)

Previously filed as part of Visiphor’s Current Report on Form 8-K/A filed July 20, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISIPHOR CORPORATION

Date: November 9, 2007

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

Date: November 9, 2007

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

Date: November 9, 2007

/s/ Roy Trivett

Roy Trivett

Chief Executive Officer

(Principal Executive Officer)

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. § 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Visiphor Corporation (the “Company”) on Form 10-QSB for the period ended September 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Sunil Amin, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Sunil Amin Sunil Amin Chief Financial Officer (Principal Financial and Accounting Officer) November 9, 2007

Exhibit 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. § 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Visiphor Corporation (the “Company”) on Form 10-QSB for the period ended September 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Roy Trivett, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Roy Trivett Roy Trivett Chief Executive Officer (Principal Executive Officer) November 9, 2007

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

History of Losses; Ability to Continue as a Going Concern

The Company commenced operations in March 1998. The Company incurred net losses of $6,678,371 and $6,631,656 in the years ended December 31, 2006 and December 31, 2005, respectively and net losses of $2,024,227 and $5,456,637 in the nine-month periods ended September 30, 2007 and September 30, 2006 respectively.  The Company has never been profitable and there can be no assurance that, in the future, the Company will be profitable on a quarterly or annual basis.

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

Certain Shareholders May Exercise Control over Matters Voted Upon by the Company's Shareholders

Certain of the Company’s officers, directors and entities affiliated with the Company together beneficially owned a significant portion of the Company’s outstanding common shares as of September 30, 2007. While these shareholders do not hold a majority of the Company’s outstanding common shares, they will be able to exercise significant influence over matters requiring shareholder approval, including the election of directors and the approval of mergers, consolidations and sales of the Company’s assets. This may prevent or discourage tender offers for the Company’s common shares.

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

Material weaknesses related to the operational ineffectiveness of internal control over financial reporting at September 30, 2007 that could impact the Company’s ability to report its results of operations and financial condition accurately

The Company identified material weakness in the operational effectiveness of its internal control over financial reporting as at December 31, 2006.  The Company continues to identify, develop and implement remedial measures and compensating procedures to address these material weaknesses.  These material weaknesses, unless addressed, could potentially result in accounting errors.

Exhibit 99.2

BC FORM 51-102F1

QUARTERLY REPORT

ISSUER DETAILS:

Name of Issuer	VISIPHOR CORPORATION
For Quarter Ended	September 30, 2007
Date of Report	November 9, 2007
Issuer Address	1100 – 4710 Kingsway Burnaby, British Columbia V5H 4M2
Issuer Fax Number	(604) 684-9314
Issuer Telephone Number	(604) 684-2449
Contact Name	Sunil Amin
Contact Position	Chief Financial Officer
Contact Telephone Number	(604) 684-2449
Contact Email Address	Sunil.amin@visiphor.com
Web Site Address	www.visiphor.com

CERTIFICATE

THE THREE SCHEDULES REQUIRED TO COMPLETE THIS REPORT ARE ATTACHED AND THE DISCLOSURE CONTAINED THEREIN HAS BEEN APPROVED BY THE BOARD OF DIRECTORS.  A COPY OF THIS REPORT WILL BE PROVIDED TO ANY SHAREHOLDER WHO REQUESTS IT.

Clyde Farnsworth Name of Director	/s/Clyde Farnsworth Sign (typed)	07/11/09 Date Signed (YY/MM/DD)

Roy Trivett Name of Director	/s/ Roy Trivett Sign (typed)	07/11/09 Date Signed (YY/MM/DD)

Supplementary Information to the Financial Statements

Management’s Discussion and Analysis

As at November 9, 2007

Forward-looking information

Except for statements of historical fact, certain information contained herein constitutes “forward-looking statements,” within Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  In some cases, you can identify the forward-looking statements by Visiphor Corporation’s (“Visiphor” or the “Company”) use of the words such as “may,” “will,” “should,” “could,” “expect,” “plan,” “estimate,” “predict,” “potential,” “continue,” “believe,” “anticipate,” “intend,” “expect,” or the negative or other variations of these words, or other comparable words or phrases.  Forward-looking statements in this report include, but are not limited to, the Company’s anticipation that it will experience growth in its U.S. sales; the amount of the Company’s estimated future contracts; the Company’s ability to fund its operations in the future resulting from current accounts receivable, work in progress and new orders; the entry into new contracts in the near future; and the Company’s ability to continue to reduce future operating  and technology development expense levels.

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

About Visiphor

Visiphor is a software product and consulting services company that is in the business of helping enterprises by “connecting what matters”. The Company specializes in the development and deployment of solutions to the problem of integrating disparate business processes and databases. In so doing, the Company has developed a number of sophisticated products and specialized consulting skills. These products and skills have allowed Visiphor to gain industry recognition as a leader in providing advanced solutions to the “system disparity” problem that permeates the law enforcement, security, health care and financial services industries.

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

The Company develops and markets software products that simplify, accelerate, and economize the process of connecting existing, disparate databases. The Company’s technologies enable information owners to share data securely with internal line of business applications and external stakeholders and business partners using any combination of text or imagery. These technologies include searching disconnected data repositories for information about an individual using only a facial image. These technologies allow organizations to quickly create regional information sharing networks using any combination of text or imagery.

In addition to a suite of data sharing and integration products, Visiphor also has a premier consulting team, Visiphor Consulting Services, that provides services to organizations ranging from business process management support, development of an integration strategic plan, and the design, development and implementation of complete data sharing and integration solution for any combination of internal applications integration, business partner integration, process automation or workflow.

Overview

The Company’s Business

The Company derives a substantial portion of its revenues, and it expects to derive a substantial portion of its revenues in the near future, from sales of its software and services to a limited number of customers. Additional revenues are achieved through the implementation and customization of software, from consulting services revenues, as well as from the support, training, and ongoing maintenance that results from each software sale. The Company’s success in the future will depend significantly upon the timing and size of future purchase orders from its largest customers as well as from the ability to maintain relationships with its existing customer base.

Typically, the Company enters into a fixed price contract with a customer for the licensing of selected software products and time and materials contracts for the provision of specific services.  The Company generally recognizes total revenue for software and services associated with a contract using the percentage-of-completion method based on the total costs incurred over the total estimated costs to complete the contract or residual multiple element-based accounting.  Standalone services contract revenues are recognized as services are delivered.

The Company’s revenue is dependent, in large part, on contracts from a limited number of customers.  As a result, any substantial delay in the Company’s completion of a contract, the inability of the Company to obtain new contracts or the cancellation of an existing contract by a customer could have a material adverse effect on the Company’s results of operations.  The loss of certain material contracts could have a material adverse effect on the Company’s business, financial condition, operating results and cash flows.  As a result of these and other factors, the Company’s results of operations have fluctuated in the past and may continue to fluctuate from period to period.

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

Visiphor believes the critical accounting policies it uses in preparation of its financial statements are as follows:

Revenue recognition

(ii)

Software sales revenue:

The Company recognizes revenue consistent with the Securities and Exchange Commission Staff Accounting Bulletin No. 104 and Statement of Position (“SOP”) 97-2, “Software Revenue Recognition”. In accordance with SOP 97-2, revenue is recognized, except as noted below, when all of the following criteria are met: persuasive evidence of a contractual arrangement exists, title has passed, delivery and customer acceptance has occurred, the sales price is fixed or determinable and collection is reasonably assured.  Cash received in advance of meeting the revenue recognition criteria is recorded as deferred revenue.

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

(iii)

Support and services revenue:

Up front payments for contract support and services revenue is deferred and amortized as revenue over the period that the support and services are provided.

Intangible Asset:

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

Use of estimates

The preparation of financial statements in accordance with accounting principles generally accepted in Canada requires management to make estimates and assumptions that affect the amounts reported or disclosed in the financial statements.  Actual amounts may differ from these estimates.  Areas of significant estimate include, but are not limited to: valuation of accounts receivable; progress towards completion on certain fixed price contracts; estimated useful lives of equipment and intangible assets; expected returns due to disputes; valuation of acquired intangible assets; valuation of share-based awards; and the valuation allowance on future income tax assets.

Share-based compensation

The Company has a share-based compensation plan, which is described in note 6 of the Notes to the Consolidated Financial Statements.  Subsequent to January 1, 2003, the Company has accounted for all share-based payments to employees and non-employees using the fair value based method.  Under the fair value based method, share-based payments are measured at the fair value of the consideration received, or the fair value of the equity instruments issued, whichever is more reliably measured.

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

Results of Operations for the three and nine months ended September 30, 2007 as compared to the three and nine months ended September 30, 2006:

Non-GAAP Operating Cash Flow

The Company presents income excluding non-cash items and one-time unusual expenses which is a supplemental financial measure that is not required by, or presented in accordance with Canadian or U.S. GAAP. The Company presents income excluding non-cash items and one-time unusual expenses because the Company considers it an important supplemental measure of its operations as it provides an indicator of the Company’s progress towards achieving a cash flow from revenues that is equal to or greater than the cash expense level, and it enhances period-to-period comparability of the cash flow of the Company’s operations. This non-GAAP financial measure may not be comparable to the calculation of similar measures reported by other companies. This measure has limitations as an analytical tool. It should not be considered in isolation, as an alternative to, or more meaningful than financial measures calculated and reported in accordance with GAAP. It should not be considered as an alternative to cash flow from operations, or cash used for operations, which is the most directly comparable financial measure determined in accordance with GAAP. Included below is a reconciliation of income excluding non-cash items and one-time unusual expenses, to cash flow from operations, the most directly comparable financial measure calculated and reported in accordance with GAAP.

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006

Loss for the period	$(412,211)	$(1,904,857)	$(2,009,227)	$(5,456,637)
Items not involving cash:
Amortization	116,361	455,545	356,972	1,528,915
Stock-based compensation	32,822	162,500	219,987	664,480
Accretion of convertible debenture	27,585	18,136	70,275	18,136
Deferred financing costs expensed	8,392	5,093	21,375	5,093
Bad debt expense	-	-	20,191	-
Foreign exchange adjustment on loan payable	(28,240)	-	(68,240)	-
Changes in non-cash operating working capital:
Accounts receivable	8,514	408,855	373,380	766,251
Accrued revenue receivable	31,407	(25,296)	175,120	32,434
Prepaid expenses and deposit	4,368	(48,537)	92,294	84,040
Accounts payable and accrued liabilities	24,084	(113,750)	455,682	(73,679)
Deferred revenue	(33,277)	56,607	63,757	84,051
Cash used for operations	(220,195)	(985,704)	(228,434)	(2,346,916)
Excluded from non-GAAP measure
Changes in non-cash operating working capital:
Accounts receivable	(8,514)	(408,855)	(373,380)	(766,251)
Accrued revenue receivable	(31,407)	25,296	(175,120)	(32,434)
Prepaid expenses and deposit	(4,368)	48,537	(92,294)	(84,040)
Accounts payable and accrued liabilities	(24,084)	113,750	(455,682)	73,679
Deferred revenue	33,277	(56,607)	(63,757)	(84,051)
	(35,096)	(277,879)	(1,160,233)	(893,097)
Included in non-GAAP measure
Restructuring charge	-	-	-	(102,462)

Non-GAAP operating cash flow	$(255,291)	$(1,263,583)	$(1,388,667)	$(3,342,475)

Based on the non-GAAP financial measure, the Company’s revenues generated or will generate $255,291 less cash than the cash required to meet its expenses for the three-month period ended September 30, 2007, which is an improvement of $1,008,292 or 79.8% from the three-month period ended September 30, 2006.

Revenues

Visiphor’s total revenues for the three-month period ended September 30, 2007 were $1,121,492, which is essentially flat compared to the prior year amount of $1,120,766. Total revenues for the nine-month period ended September 30, 2007 were $3,262,523 compared with $4,924,676, or a decrease of 33.8% compared with the same period in 2006. These decreases were primarily due to customer delays in projects which have delayed the recognition of revenue from those projects and lower than expected sales.

Revenues from the Company’s software products and related services were $101,251 for the current three-month period as compared to $322,385 for the three-month period ended September 30, 2006, a decrease of 68.6%. The decreased software licensing and related services revenues were primarily due to lower sales volumes combined with delays in customer delivery acceptance schedules. Software products and related services revenues for the nine-month period ended September 30, 2007 were $324,217 compared with $936,135 for the nine-month period ended September 30, 2006, a decrease of 65.4%. The decreased software licensing and related services revenues were also primarily due to lower sales volumes combined with delays in customer delivery acceptance schedules, the complexities of the projects and the change in estimate for one project.

Professional services revenues for the three-month period ended September 30, 2007 were $889,100 as compared to $677,478 for the three-month period ended September 30, 2006, an increase of 31.2%. Professional services revenues for the nine-month period ended September 30, 2007 were $2,557,015 compared with $3,399,541 for the nine-month period ended September 30, 2006, a decrease of 24.8%.  Professional services revenues were higher during the first nine months of 2006 due to the work completed on pre-acquisition contracts from 2005. The first nine months’ results from 2006 included revenue earned from contracts entered into prior to the acquisition of Sunaptic.

Support revenue for the three-month period ended September 30, 2007 increased by 23.2% to $130,494 compared to $105,949 for the three-month period ended September 30, 2006. The 2007 support revenue amount was higher than 2006 due to the addition of certain clients which have entered the support phases of their contracts. Support revenues for the nine-month period ended September 30, 2007 were $377,600 compared with $344,694 for the same period in 2006, an increase of 9.5%

Other revenues for the three-month period ended September 30, 2007 were $646, whereas other revenues of $14,954 were earned for the three-month period ended September 30, 2006. Other revenues for the nine-month period ended September 30, 2007 were $3,691 compared with $244,306 in 2006. The comparative figures in 2006 included $162,718 recognized for the security assessments for the King County RAIN project.

As of September 30, 2007, Visiphor had contracted orders totalling approximately $1.2 million that are not recorded in the financial statements as at September 30, 2007.  The time frame for the revenue recognition of this backlog cannot be estimated as it is dependant on project delivery and is susceptible to delays. The Company has been attracting new business opportunities in the U.S. market and anticipates growth in the U.S. There can be no assurance; however, that such future revenue or future growth will materialize or if such revenue or future growth does materialize that it will be significant.

Total Expenses

Total expenses were $1,533,703 for the three-month period ended September 30, 2007, which is 49.3% less than the 2006 total expenses of $3,025,623 for the same period. Total expenses were $5,271,750 for the nine-month period ended September 30, 2007, which is 49.2% less than the 2006 total expenses of $10,381,313 for the same period. The decreased costs were primarily due to the reduction in salary expenses and the overall cost reduction effort of the Company. Operating expenses net of amortization and interest for the same periods decreased 48.3% to $4,572,731 from $8,852,398.

The Company continues to improve its operational efficiencies during 2007. During 2006, the Company consolidated its Vancouver and Burnaby, B.C. offices into the Burnaby head office location, changed its executive compensation structure and implemented general cost saving measures. During 2007, the Company continued with its mandate of reducing expenses to appropriate levels.

Administration

Administrative costs for the three-month period ended September 30, 2007 were $166,563, which is a reduction of 74.0% compared with administrative costs of $639,780 in 2006, again due to reductions in staffing levels and overall management of overhead costs. Administrative costs include staff salaries and related benefits and travel, consulting and professional fees, facility and support costs, and shareholder, regulatory and investor relations costs. Administrative expenses were $743,148 for the nine-month period ended September 30, 2007, which is 63.6% less than the 2006 total expenses of $2,038,963 for the same period.

Cost of Materials

Cost of materials for the three-month period ended September 30, 2007 and for the three-month period ended September 30, 2006 were both $nil. Cost of materials for the nine-month period ended September 30, 2007 were $22,569 and $164,910 for the nine-month period ended September 30, 2006. The 2006 comparative figure was for sub-contracted services required for the security assessments for the King County RAIN project.

Interest and Amortization

The interest expense for the three-month period ended September 30, 2007 is $130,551, which is 31.9% higher than the interest expense for the three-month period ended September 30, 2006 of $98,966. Interest expenses were $342,046 for the nine-month period ended September 30, 2007, which is 97.7% more than the 2006 total expenses of $172,981 for the same period. The increase was primarily due to the interest expense on a convertible debenture which the Company did not have in the first and second quarters of 2006 and interest loans payable. The amortization expense for the three-month period ended September 30, 2007 was $116,361 compared to $455,545 for the three-month period ended September 30, 2006. Amortization expenses were $356,973 for the nine-month period ended September 30, 2007, which are 76.7% less than the 2006 total expenses of $1,528,915 for the same period. The decrease was due to the majority of the Company’s intangible assets having been fully amortized during 2006.

Sales and Marketing

Sales and marketing expenses for the three-month period ended September 30, 2007 were $263,116 compared to $374,737 for the three-month period ended September 30, 2006, which represents a 29.8% decrease. Sales and marketing expenses for the nine-month period ended September 30, 2007 were $827,637 compared to $1,272,966 for 2006, which represents a 35.0% decrease. Overall, the expenses related to sales and marketing decreased as the Company continued to focus on controlling expenses by concentrating on building sales and relationships rather than on general marketing activities.  Although the Company has reduced sales and marketing expenses the percentage reduction is lower than the overall expense reduction.

Professional Services

Costs for the professional services group for the three-month period ended September 30, 2007 were $578,712 which is 43.7% less than costs for the professional services group for the three-month period ended September 30, 2006 of $1,027,545. Professional services expenses for the nine-month period ended September 30, 2007 were $1,857,944 compared to $3,646,354 nine-month period ended September 30, 2006, which represents a 49.0% decrease. The professional services group is responsible for the installation of Visiphor’s products and training of Visiphor’s customers and business partners in the use of the Company’s products. It also includes the business integration consulting services division added through the acquisition of Sunaptic. The costs include salaries, travel and general overhead expenses. Costs for future periods will be dependent on the sales levels achieved by the Company as increased sales will create a need to increase technical resourcing.

Technology Development

The technology development expenses for the three-month period ended September 30, 2007 were $270,008, which is 33.3% less than the costs of $404,737 for the three-month period ended September 30, 2006. Technology development expenses for the nine-month period ended September 30, 2007 were $1,079,867 compared to $1,367,461 for the nine-month period ended September 30, 2006, which represents a 21.0% decrease. The Company has spent many years developing the technologies used in the current projects. Although the Company has recently invested less on development of technologies and more on the delivery of these technologies to clients, the percentage reduction in technology development expenses is lower than the overall expense reduction by the Company.

Net Loss for the Period

The Company's current operating net loss (total loss excluding amortization and interest, which is a non-GAAP measure as discussed under “Non-GAAP Operating Cash Flow” above) for the three-month period ended September 30, 2007 was $165,299, an 87.8% improvement compared with $1,350,346 from the same period in 2006. The Company's current operating net loss (total loss excluding amortization and interest, which is a non-GAAP measure) for the nine-month period ended September 30, 2007 was $1,310,208, a 65.1% improvement compared with $3,754,741 for the nine-month period ended September 30, 2006. The Company provides reconciliation to GAAP at the beginning of the MD&A section.

Overall, the Company incurred a net loss for the three-month period ended September 30, 2007 of $412,211 or $0.01  per share, which is 78.4% lower than the net loss incurred during the three-months ended September 30, 2006 of $1,904,857 or $0.04 per share.  For the nine-month period ended September 30, 2007, the Company incurred a net loss of $2,009,227 or $0.05 per share, which is 63.2% lower than the net loss incurred during the nine-month ended September 30, 2006 of $5,456,637 or $0.13 per share.

Summary of Quarterly Results

	Q3-2007	Q2-2007	Q1-2007	Q4-2006	Q3-2006	Q2-2006	Q1-2006	Q4-2005	Q3-2005

Total Revenue	1,121,492	$863,755	$1,277,277	$1,458,707	$1,120,766	$1,488,828	$2,315,083	$1,076,312	$1,008,581
Net Loss	(412,211)	(917,742)	(679,270)	(1,221,734)	(1,904,856)	(2,024,680)	(1,527,100)	(1,890,400)	(1,650,764)
Net Loss per Share	(0.01)	(0.02)	(0.02)	(0.03)	(0.04)	(0.05)	(0.04)	(0.05)	(0.06)
Net Loss as a % of Revenue	(37%)	(106%)	(53%)	(84%)	(170%)	(136%)	(66%)	(176%)	(164%)

The Company’s changes in its net losses per quarter fluctuate according to the volume of sales. To date, there has been no consistency from one quarter to the next. Past quarterly performance is not considered to be indicative of future results. The Company is not aware of any significant seasonality affecting its sales.

Liquidity and Capital Resources

The Company’s total cash on hand at the beginning of the three-month period ended September 30, 2007 was $113,288. The impact on cash of the loss of $412,211, after adjustment for non-cash items and changes to other working capital accounts in the period, resulted in a negative cash flow from operations of $220,195. The Company repaid capital leases of $27,120 and received an additional $257,693 in financing. Overall, the Company’s cash position decreased by $1,669 to $111,619 at September 30, 2007.

The Company’s total cash on hand at the beginning of the nine-month period ended September 30, 2007 was $42,338. The impact on cash of the loss of $2,009,227, after adjustment for non-cash items and changes to other working capital accounts in the period, resulted in a negative cash flow from operations of $228,434. The Company repaid capital leases of $72,909, purchased capital assets of $33,236, and repaid $200,000 in loans that were borrowed in 2006 and received an additional $567,026 in financing. Overall, the Company’s cash position increased by $69,281 to $111,619 at September 30, 2007.

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

Contractual Obligations

The Company is committed to the following payments for  (i) operating lease payments on the office lease, (ii) capital lease payments for equipment under lease (excluding interest) and (iii) long term debt payments over the next three years:

Year	Long Term Debt	Equipment	Office	Total
2007	$28,344	$26,133	$74,104	$128,581
2008	136,000	82,302	267,216	485,518
2009	1,830,334	34,078	201,478	2,065,890
2010	-	9,365	-	9,365
	$1,994,678	$151,878	$542,798	$2,689,354

The Company also subleases 4,128 square feet of office space in Vancouver, B.C. with monthly rent of $7,000 which expires on September 29, 2008. This space is no longer used by the Company and has been sublet as of March 1, 2007 to cover the Company’s costs. The lease to the tenant also expires September 29, 2008.

Off-Balance Sheet Arrangements

At September 30, 2007, the Company had no off-balance sheet arrangements.

Related-party transactions not disclosed elsewhere are as follows:

At September 30, 2007, accounts payable and accrued liabilities included $380,169 (December 31, 2006 -$230,215) owed by the Company to directors, officers and companies controlled by directors and officers of the Company. These amounts are unsecured, non-interest bearing and payable on demand and consist of unpaid fees and expenses. The exchange amount was negotiated, established and agreed to by the related parties.

Other Management Discussion & Analysis Requirements

i.

Additional information relating to the Company, including the Company’s Annual Information Form, is on available on SEDAR at www.sedar.com.

ii.

Share Capital at November 9, 2007

(a)

Authorized:

100,000,000 common shares without par value

50,000,000 preferred shares without par value, non-voting, issuable in one or more series

(c)

Issued

Number of common shares		Amount
Balance, June 30, 2007	44,781,441	$35,685,293

Issued for exercise of options	-	-

Balance, September 30, 2007	44,781,441	$35,685,293

(c)

Warrants:

At December 31, 2006, and September 30, 2007, the following warrants were outstanding:

December 31, 2006	Granted	Exercised	Expired	September 30, 2007	Exercise price	Expiry date
2,557,785	-	-	(2,557,785)	-	$0.55	January 11, 2007
300,000	-	-	(300,000)	-	$0.50	March 2, 2007
-	120,662	-	-	120,662	$0.50	February 9, 2009
2,857,785	120,662	-	(2,857,785)	120,662

 (d)

Options:

The Company has a stock option plan that was most recently approved at the Company’s annual general meeting of shareholders on May 11, 2007.  Under the terms of the plan, the Company may reserve up to 8,956,289 common shares for issuance under the plan.  The Company has granted stock options under the plan to certain employees, directors, advisors and consultants.  These options are granted for services provided to the Company.  All existing options granted prior to November 25, 2003 expire five years from the date of grant.  All options granted subsequent to November 25, 2003 expire three years from the date of the grant.  All options vest one-third on the date of the grant, one-third on the first anniversary of the date of the grant and one-third on the second anniversary of the date of the grant.

A summary of the status of the Company’s stock options at November 9, 2007 and December 31, 2006, and changes during the periods ended on those dates is presented below:

	November 9, 2007		Year ended December 31, 2006
	Weighted average		Weighted average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding, beginning of period	8,292,500	$0.33	5,415,500	$0.67
Granted	3,748,033	0.09	5,246,468	0.25
Exercised	(666,667)	0.10	-	-
Cancelled	(4,309,753)	0.35	(2,369,468)	0.65
Outstanding, end of period	7,064,114	$0.19	8,292,500	$0.32

The following table summarizes information about stock options outstanding at November 9, 2007:

	Options Outstanding			Options Exercisable
Exercise price	Number of options	Weighted average remaining contractual life	Weighted average exercise price	Number of options	Weighted average exercise price
$0.05	200,000	2.90	$0.05	66,667	$0.05
$0.06	56,000	2.79	$0.06	18,667	$0.06
$0.07	907,500	2.85	$0.07	302,500	$0.07
$0.09	218,533	2.33	$0.09	72,844	$0.09
$0.10	1,699,334	2.40	$0.10	122,001	$0.10
$0.11	100,000	2.24	$0.11	33,333	$0.11
$0.12	34,722	2.07	$0.12	11,574	$0.12
$0.13	905,727	2.07	$0.13	330,674	$0.13
$0.15	10,000	1.97	$0.15	3,333	$0.15
$0.16	500	1.97	$0.16	167	$0.16
$0.17	10,000	1.62	$0.17	3,333	$0.17
$0.20	351,556	1.80	$0.20	234,371	$0.20
$0.21	946,667	1.76	$0.21	631,111	$0.21
$0.25	5,000	1.54	$0.25	3,333	$0.25
$0.31	40,000	1.36	$0.31	26,667	$0.31
$0.35	12,000	0.98	$0.35	8,667	$0.35
$0.36	7,110	0.26	$0.36	7,110	$0.36
$0.39	12,000	0.70	$0.39	9,667	$0.39
$0.40	6,666	0.35	$0.40	6,666	$0.40
$0.44	15,000	1.00	$0.44	10,000	$0.44
$0.45	1,525,799	0.80	$0.45	1,351,744	$0.45

	7,064,114	1.91	$0.19	3,254,399	$0.26

The weighted average fair value of employee stock options granted during the nine-month period ended September 30, 2007 was $0.09 (September 30, 2006-$0.12) per share purchase option. The fair value of each stock option award was estimated on the date of grant using the Black-Scholes option pricing model using the following average inputs:  volatility – 80% (2006-59%); risk free interest rate - 5% (2006-5%); option term - 3 years (2006-3 years); and dividend yield – nil (2006-nil).  The total compensation expense of $222,421 (nine months ended September 30, 2006-$664,480) has been allocated to the expense account associated with each individual employee expense and credited to contributed surplus.

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

A summary of the status of the Company’s agents’ options at September 30, 2007 and December 31, 2006 and changes during the periods ended on those dates is presented below:

	Nine months ended September 30, 2007		Year ended December 31, 2006
	Weighted average		Weighted average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding, beginning of period	907,557	$0.45	907,557	$0.45
Granted	-	-	-	-
Exercised	-	-	-	-
Cancelled	-	-	-	-
Outstanding, end of period	907,557	$0.45	907,557	$0.45

Contributed surplus

Amount
Balance, December 31, 2006	$3,437,432
Value of options expensed in the period	222,421
Balance, November 9, 2007	$3,659,853

