Form 10KSB
period 2007-12-31
Visiphor CORP
filed 2008-04-10
CIK 1088393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________

FORM 10-KSB

_________________

(Mark One)

☒

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Suite 1100 – 4710 Kingsway

Burnaby, British Columbia
V5H 4M2
(Address of principal executive offices)  Zip Code)

(604) 684-2449
(Issuer's telephone number)

_______________

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Shares, no par value

Check whether the issuer is not required to file by Section 13 or 15(d) of the Exchange Act. ☐

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

The Issuer’s revenues for its most recent fiscal year were Cdn$4,303,095.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of April 3, 2008, was US$0.08

The number of shares outstanding of each of the Issuer’s classes of equity as of April 3, 2008, was 44,781,445 common shares.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

VISIPHOR CORPORATION

FORM 10-KSB

For the Year Ended December 31, 2007

INDEX

PART I

5

Item 1.

Description of Business

5

General Overview

6

Products and Services

6

Visiphor Consulting Services

9

Customers and Market Opportunity

9

Markets

9

Competition

10

Disparate Data Integration and System Interoperability

10

Biometric Face Recognition and Identification

10

Child Recovery and Identification Software

10

Software Applications for Law Enforcement

10

Intellectual Property Rights

11

Research and Development

11

Sales and Marketing

11

Employees

13

Financial Statements

13

Risk Factors

14

Item 2.

Description of Property

18

Item 3.

Legal Proceedings.

18

Item 4.

Submission of Matters to a Vote of Security Holders.

18

PART II

19

Item 5.

Market for Common Equity and Related Stockholder Matters and Small Business Issuer

Purchases of Equity Securities.

19

Exchange Controls

20

Certain Canadian Federal Income Tax Information for United States Residents

21

Dividends

21

Disposition

21

Recent Sales of Unregistered Securities

22

Small Business Issuer Purchases of Equity Securities

22

Item 6.

Management’s Discussion and Analysis or Plan of Operation.

23

About Visiphor

23

Overview

23

The Company’s Business

23

Critical Accounting Polices and Estimates

24

Results of Operations for the three-month period and year ended December 31, 2007 compared to December 31, 2006:

25

Non-GAAP Operating Cash Flow

25

Revenues

27

Operating Expenses

27

Administration

28

Bad Debt

28

Cost of Materials

28

Interest and Amortization

28

Sales and Marketing

28

Professional Services

29

Technology Development

29

Restructuring Charge

29

Net Loss for the Period

29

Summary of Quarterly Results

29

Liquidity and Capital Resources

30

Differences to Net Income under Canadian and U.S. GAAP

31

Recent Accounting Pronouncements

31

Contractual Obligations

32

Off-Balance Sheet Arrangements

32

Item 7.

Financial Statements.

33

Item 8.

Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

63

Item 8A.

Controls and Procedures.

63

Item 8B.

Other Information.

64

Part III

65

Item 9.

Directors, Executive Officers, Promoters, Control Person and Corporate Governance; Compliance

With Section 16(a) of the Exchange Act.

65

Executive Officers and Directors

65

Board of Directors

67

Audit Committee and Audit Committee Financial Expert

67

Code of Ethics

67

Compliance with Section 16(a) of the Exchange Act

67

Item 10.

Executive Compensation

68

Compensation of Named Executive Officers

68

Employment Agreements

68

Item 11.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

71

Item 12.

Certain Relationships and Related Transactions, and Director Independence.

73

Item 13.

Exhibits.

74

Item 14.

Principal Accountant Fees and Services.

76

NOTE REGARDING FORWARD-LOOKING STATEMENTS

Except for statements of historical fact, certain information contained herein constitutes “forward-looking statements,” within Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  In some cases, you can identify the forward-looking statements by Visiphor Corporation’s (“Visiphor” or the “Company”) use of the words such as “may,” “will,” “should,” “could,” “expect,” “plan,” “estimate,” “predict,” “potential,” “continue,” “believe,” “anticipate,” “intend,” “expect,” or the negative or other variations of these words, or other comparable words or phrases.  Forward-looking statements in this Annual Report include, but are not limited to: the Company’s expectation that revenues will increase during the year,  the Company’s ability to accelerate the timeline of procuring government contracts; management’s belief that the revenues from the Company’s future sales combined with current accounts receivable, work in progress and contracted orders will be sufficient to fund its consolidated operations; and management’s belief that the Company’s operational restructuring will lead to growth in future years and align expenses to revenue in the future; the Company’s belief that it will be able to increase revenue, particularly product revenue, by future investment in sales and product development in 2008 and that such revenues will continue to increase in the future as newly developed products and solutions continue to gain increasing customer acceptance; the Company anticipates that it will achieve growth in the U.S.; that increased investment in technology advances will result in the Company’s future success; the Company’s ability to fund its operations in the future resulting from new orders; new contracts to be entered into in the near future; the Company’s future operating expense levels.

Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results or achievements of the Company to be materially different from any future results or achievements of the Company expressed or implied by such forward-looking statements.  Such factors include, but are not limited to the following: the Company’s limited operating history; the Company’s need for additional financing; the Company’s history of losses; risks involving new product development; competition; the Company’s dependence on key personnel; risks involving lengthy sales cycles; dependence on marketing relationships; the Company’s ability to protect its intellectual property rights; risks associated with exchange rate fluctuations; risks of software defects; risks associated with product liability; the potential additional disclosure requirements for trades involving the Company’s issued common shares; the difficulty of enforcing civil liabilities against the Company or its Directors or officers under United States federal securities laws; the volatility of the Company’s share price; risks associated with certain shareholders’ exercising control over certain matters; the Company’s reduction in staff levels; and the other risks and uncertainties described in Exhibit 99.1 to this Annual Report.

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

CURRENCY AND EXCHANGE RATES

The following table sets forth, for each period presented, the exchange rates at the end of such period, the average of the exchange rates on the last day of each month during such period and the high and low exchange rates during such period for one (1) Canadian dollar expressed in terms of one (1) United States dollar:

	2007	2006	2005	2004	2003	2002
Period End	1.0120	0.8674	0.8579	0.8310	0.7738	0.6329
Average for Period	0.9304	0.8816	0.8260	0.7719	0.7205	0.6370
High	1.0905	0.9015	0.8690	0.8493	0.7749	0.6656
Low	0.8437	0.8641	0.7872	0.7158	0.6329	0.6175

Exchange rates are based upon the noon buying rate in New York City for cable transfers in foreign currencies as certified for customs purposes by the Federal Reserve Bank of New York.  The noon rate of exchange on April 3, 2008 as reported by the United States Federal Reserve Bank of New York for the conversion of Canadian dollars into United States dollars was Cdn$1.00 = US$0.9829.  The Company prepares its financial statements in Canadian Dollars.  Unless otherwise indicated in this Annual Report, all references herein are to Canadian Dollars.

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

Visiphor develops and markets software products that simplify, accelerate, and economize the process of connecting existing, disparate databases. The Company’s technologies enable information owners to share data securely with internal lines of business applications and external stakeholders and business partners using any combination of text or imagery. This includes searching disconnected data repositories for information about an individual using only a facial image. This allows organizations to quickly create regional information sharing networks using any combination of text or imagery.

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

Using industry standard Web services, EXtensible Markup Language (“XML”) and Application Integration tools like Microsoft Biztalk® Server and Visiphor’s own Briyante Integration Environment (“BIE”); Visiphor delivers an economical approach to the design and implementation of reliable, real-time application interoperability.

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

In conjunction with the Royal Canadian Mounted Police (“RCMP”), Imagis Cascade developed a set of law enforcement and security software solutions culminating in the Computerized Arrest & Booking System (“CABS”).  At the request of the RCMP, Imagis Cascade expanded into image and facial recognition to provide an easy and effective way to identify a suspect using only a photograph. Soon thereafter the Company initiated deployment of a facial recognition-enabled regional arrest and booking data sharing network in Alameda County, Oakland, California using traditional system integration approaches.

In 2003, the Company merged its operations with Briyante Software Corp. (“Briyante”), a Company specializing in disparate database integration and service oriented architecture application development. Briyante’s reputation was solidified by its deployment of a Web Service-based data sharing network for the King County Sheriff’s Office (Seattle, Washington). The Company continues to use the Briyante brand name for the Company’s data integration technology.

In November 2005, Visiphor acquired the integration consulting firm Sunaptic Solutions Inc. (“Sunaptic”), which had an extensive collection of customer projects in the business integration area including a significant business process management practice.  The Sunaptic organization has provided a significant contribution of technical expertise in the design, development and implementation of data sharing and integration solutions. Sunaptic also had an extensive client list that included several regional health authorities in British Columbia, Canada. With the acquisition of Sunaptic, the Company expanded its ability to offer a powerful set of products and services facilitating enterprise-level data, process, and application integration.

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

The solutions include the following End-User Applications:

In-Force Suite

Based on the aforementioned core technologies, Visiphor has developed a software suite for specific needs in the law enforcement and justice sector. The suite, based on a seven different modules, highlights the Company’s intrinsic ability to enhance access to textual and biometric data through connections to multiple, disparate systems.

The InForce Suite includes the following:

The Base Module: InForce IQ

The Intelligent Query Base Module, or InForce IQ, sits at the core of the Suite. Essentially a read-only system, InForce IQ offers Search & Locate functionality giving officers real-time access to critical information. Search parameters are created when a user enters person, incident or vehicle information in the intuitive user-interface. Then, with the click of a button, InForce IQ distributes the user’s query to multiple underlying databases, which may include various Resource Management System (“RMS”) systems. A Visiphor implementation in Washington State, for example, integrates cross-jurisdictional RMS and jail management data in RAIN, the Regional Automated Information Network. The result is a vastly simplified Search & Locate process: an officer submits a distributed query through the IQ user-interface (“Search”), signaling behind-the-scenes technology to pull all matched records from multiple data sources (“Locate”).

The Identity Module

Included in the InForce Suite Identity Module is Visiphor’s advanced facial recognition technology. Used to match mug shots, artist sketches, or computer generated images to repository data, the Identity Module has proven to be extremely useful in solving everyday crime investigations.

The Line Ups Module

Valuable time savings are realized with automated digital line-ups. In a matter of seconds, the Line Ups Module generates a photo line-up using either text identifiers or close-match facial recognition algorithms that can be used for subject verification. Associated automatic audit trails ensure that legal challenges to identifications are kept to a minimum.

The Crime Mapping Module

The InForce Crime Mapping Module provides officers with “just-in-time” tactical crime mapping functionality. Set mapping criteria based on specific crime types, time frames and location parameters based on latitudinal and longitudinal coordinates. Officers can use this tool tactically in the field while investigators take advantage of the strategic benefits of the InForce Crime Mapping Module from the office.

The Pre-Booking Module

The Pre-Booking Module of the InForce Suite eliminates redundant and error-prone data entry while streamlining workflows. Its intuitive user-interface gives officers quick access to mission-critical offender data. Once ready to make an arrest, users simply copy existing data to create a new record with the click of a button. By re-using existing data, officers save valuable time in the field while avoiding unnecessary errors and inconsistencies common with new data entry.

The Notifications Module

With the Notifications Module, users can save a specific query and set up automatic repeat searches at a set time interval. When one of the subsequent automatic searches gets a hit, users instantly receive an email message alerting them to the newly discovered information for maximized efficiency.

The Mobility Module

Users can perform text-based searches from the palm of their hands with the InForce Suite Mobility Module. Combined with the Identity Module, users simply snap a picture of a subject with their mobile device and then query against multiple databases to locate subject information in real-time. Visiphor’s software is compatible with any PDA or hand-held device using the Windows Mobile 6 Professional or Standard Operating Systems.

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

Markets

For the past few years, government legislation in the United States and around the world has mandated two key improvements in information management: security and information sharing. The Company has found that the former cannot be effectively accomplished without the latter. Nevertheless, there remain a large number of information silos within and throughout government, law enforcement and security agencies, as well as with information systems in the healthcare, financial services, and energy sectors.

The merger with Briyante in November of 2003 brought a powerful capability to Visiphor and its customers. The Company can rapidly and cost-effectively deliver data integration and unified query solutions—incorporating these core capabilities with facial recognition and image matching when necessary—to address legislated market needs and priorities. The further acquisition of Sunaptic in November 2005 extended the Company’s capabilities to provide complete, end-to-end integration solutions that utilize both its own proprietary technology platforms and those of its partners.

The Company believes that a particularly significant opportunity exists for it to deliver information sharing systems between state and regional law enforcement agencies. The Company believes the following statistics, assembled from various third-party sources, support this assertion:

•

There are more than 45,000 police departments, courts, correctional institutions, national security agencies, district attorney, and prosecution offices in the United States. Of this, approximately 6,500 are large enough (more than 50 employees) such that an integrated justice solution would be beneficial to their operations (http://www.ojp.usdoj.gov/bjs/welcome.html)

•

Thirty-one percent of local police departments and 34% of sheriffs' offices in the U.S. used computers for inter-agency information sharing in 2003. This includes more than half of all local departments serving 25,000 or more residents, and more than half of all sheriffs' offices serving 250,000 or more residents. (US Department of Justice - Bureau of Justice Statistics;

 http://www.ojp.usdoj.gov/bjs/sandlle.htm#computers)

•

 In 2003, 55% of local police departments and 58% of sheriffs' offices in the U.S. used paper reports as the primary means to transmit criminal incident field data to a central information system, down from 86% and 87%, respectively, in 1997. During the same time period, use of computer and data devices for this purpose increased from 9% to 38% in local police departments and from 7% to 33% in sheriffs' offices.

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

Competition

Disparate Data Integration and System Interoperability

While there is no current market leader providing XML-based middleware technology to law enforcement, several vendors have solutions that compete with the BIE. They include Crossflow Systems, Inc. of San Diego, California, Thinkstream, Inc. of Tigard, Oregon, Metatomix of Waltham, Mississippi, and IBM WebSphere system integrators. Visiphor also competes with existing point-to-point system integration companies and firms advocating proprietary data warehousing solutions. The Company believes that both of these approaches are falling out of favor with the market because they are costly and inefficient.

Biometric Face Recognition and Identification

While there are several vendors that offer face recognition technology, there are essentially four main companies operating in this area, of which Visiphor is one. The other three category leaders are: Identix Incorporated of Minnetonka, Minnesota, Visage Technology of Littleton, Massachusetts (which recently acquired ZN Vision of Germany), and Cognitec Systems GmbH of Dresden, Germany.

Child Recovery and Identification Software

Visiphor believes that it is the only vendor to combine face recognition and scene/image analysis functionality into a full suite of child identification, investigation, and recovery products. While Paris-based LTU Technologies competes with Visiphor’s scene recognition capabilities, at present this vendor does not have any face recognition capabilities within its product. Furthermore, the Company believes that the installation at the National Crime Squad (“NCS”), now known as Serious Organised Crime Agency (“SOCA”), represents the world’s largest repository of child abuse imagery, and each image has been encoded using Visiphor’s proprietary technology. The Company believes future deployments of its product in additional countries will benefit from the work already performed by the NCS.

Software Applications for Law Enforcement

With over a decade of experience in the Law Enforcement and Justice arena, Visiphor’s accumulated expertise has led to a fully-functional product offering, the InForce Suite. Visiphor’s original CABS solution has evolved to this multi-module system for today’s needs. The system is comprised of facial recognition and computerized line up technology, arrest and booking functionality, mobile device compatibility, and an automated notifications feature. Significantly, the modules of the InForce Suite work in combination with Visiphor’s data sharing platform.

There are several vendors who have commercially available products that have some similarities or overlapping functionality to Visiphor’s law enforcement software, including Printrak International, Anaheim, California (a subsidiary of Motorola), ImageWare Systems Inc., San Diego, California and Niche Technologies Inc., Winnipeg, Manitoba. However, Visiphor believes that its proprietary data sharing platform, combined with the cutting technologies of its partners, provide state and local agencies with a more robust, complete product solution with which to work than is available from these other vendors

There can be no assurance that the Company will be able to compete successfully against current or future competitors or alliances of such competitors, or that competitive pressures faced by the Company will not materially adversely affect its business, financial condition, operating results and cash flows.  See “Risk Factors—Competition” below.

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

As of December 31, 2007, the Company’s research and development staff consisted of twenty-nine (29) employees, all of whom were located in the province of British Columbia.

During the fiscal years ended December 31, 2007 and December 31, 2006, the Company’s total expenditures for research and development (technology development in the consolidated financial statements) were $1,411,004 and $1,782,575, respectively.  Management believes that timely and continuing product development is critical to the Company’s success and plans to continue to allocate significant resources to product development.

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

Strategic Business Partnerships and Alliances

One of Visiphor’s avenues of global distribution is through business partners. These partners are typically companies with products to which the Company’s data integration or imaging solutions add value, and who are already established and reputable suppliers in the appropriate vertical market. Using partners to promote and sell its products extends Visiphor’s network of direct sales people, gives the Company global visibility and ensures that customers receive high-quality local support. Under the business partner agreements, the business partners have agreed to sell the Company’s products as part of their standard product line. While they typically have designated territories, the business partners may sell the Company’s products anywhere they have opportunities, including Canada, the United States, and other countries.  The Company provides training and ongoing support, through training and support programs, on product demonstration, operation, installation, and customer support to the business partners’ staff.  The business partners have agreed to promote the Company’s products and maintain sales and support teams to handle these functions.

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

Visiphor has business partnerships with Microsoft Corp.; Tiburon Inc. (formerly CompuDyne Public Safety); SRA Orion Systems; Abbey Group; Hunter Research Inc.; Forensic Logic Inc.; CopLink and Total Computer Group.

Strategic Acquisitions

The Company is continually evaluating potential strategic acquisition candidates. The acquisition of Sunaptic during 2005 is an example of such a strategic acquisition. There can be no assurance, however, that the Company will find such strategic acquisition candidates or if found, that an acquisition can be negotiated on acceptable terms to the Company.

Marketing Strategy

The Company’s primary sales and marketing strategy encompasses the following:

•

Visiphor engages with strong systems integrators already entrenched in their respective regions, ensuring they are trained on the Company’s software (features/functionality) while providing them with the necessary tools to sell and support the end-user environment. The initial focus for the Company is on partners involved in state and local government public safety and law enforcement agencies.  The Company is also in discussions with a few partner prospects regarding the expansion of its products and services into other market verticals outside of justice and public safety.  There can be no assurance, however, that these discussions will result in agreements with such parties on terms acceptable to Visiphor.

•

The Company aims to get closer to technical contacts inside of each government level, including local, county, state, and federal government, to better understand their needs and how Visiphor can provide a rapid iteration of data-sharing via “pilot projects and/or proof of concept” proposals.  If the Company can prove the ease of use, show the software’s viability and cost effectiveness, and demonstrate the real-time benefits to having access to the information, the Company may be able to shorten the sales timeline and push sales through the cycle.

•

The Company engages in projects where the need for data-sharing has already been identified, perhaps initiated in an RFI or RFP and where the Briyante tools encourage rapidly deployed solutions to the clients’ data sharing problems.

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

Employees

As of December 31, 2007, the Company had 54 employees of which 40 were full-time employees, five were part-time, one was temporary and eight were contract staff. There were 29 employees in technology development (research and development), six employees in sales and marketing, two employees in customer support, eight in consulting services, and nine in management finance and administration. The Company’s success will depend in large part on its ability to attract and retain skilled and experienced employees. None of the Company’s employees are covered by a collective bargaining agreement, and the Company believes that its employee relations are good.   See “Risk Factors – Dependence on Key Personnel.”

Financial Statements

The Company’s financial statements are prepared in accordance with generally accepted accounting principles of Canada (“Canadian GAAP”) and Note 22 to the financial statements includes a reconciliation of the Company’s financial information from Canadian GAAP to generally accepted accounting principles of the United States (“U.S. GAAP”) and a discussion of the differences between Canadian GAAP and U.S. GAAP that affect the Company and its financial statements.

Risk Factors

The price of the Company’s common shares is subject to the risks and uncertainties inherent in the Company’s business.  You should consider the following factors as well as other information set forth in this Annual Report, in connection with any investment in the Company’s common shares.  If any of the risks described below occurs, the Company’s business, results of operations and financial condition could be adversely affected.  In such cases, the price of the Company’s common shares could decline, and you could lose all or part of your investment.

History of Losses; Ability to Continue as a Going Concern

The Company commenced operations in March 1998. The Company incurred net losses of $2,490,207 and $6,678,371 in the years ended December 31, 2007 and December 31, 2006, respectively.  The Company has never been profitable and there can be no assurance that, in the future, the Company will be profitable on a quarterly or annual basis.

The comment by the Independent Registered Chartered Accountants on the Company’s December 31, 2007 Financial Statements states that the Report of Independent Chartered Accountants is expressed in accordance with Canadian Reporting Standards.  Had the report been expressed in accordance with standards of the Public Company Accounting Oversight Board (United States), the report would have included an explanatory paragraph that indicated the financial statements are affected by conditions and events that cast substantial doubt on the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Need for Additional Financing

The Company believes it currently has cash sufficient to fund its operations through to December 31, 2008.  The Company also has accounts receivable and has received orders that if completed will generate cash sufficient to fund its operations through December 31, 2008. The Company will need to raise additional funds through private placements of its securities or seek other forms of financing during the 2008 financial year (refer note 21). There can be no assurance that such financing will be available to the Company on terms acceptable to it, if at all. Failure to obtain adequate financing if necessary could result in significant delays in development of new products and a substantial curtailment of Visiphor’s operations. If the Company’s operations are substantially curtailed, it may have difficulty fulfilling its current and future obligations.

Potential Fluctuations in Quarterly Financial Results

The Company’s financial results may vary from quarter to quarter based on factors such as the timing of significant orders and contract delivery and completion of projects.  The Company’s revenues are not predictable with any significant degree of certainty and future revenues may differ from historical patterns. If customers cancel or delay orders, it can have a material adverse impact on the Company’s revenues and results of operations from quarter to quarter. Because the Company’s results of operations may fluctuate from quarter to quarter, you should not assume that you can predict results of operations in future periods based on results of operations in past periods.

Even though the Company’s revenues are difficult to predict, it bases its expense levels in part on future revenue projections. Many of the Company’s expenses are fixed, and it cannot quickly reduce spending if revenues are lower than expected. This could result in significantly lower income or greater loss than the Company anticipates for any given period. The Company will react accordingly to minimize any such impact such as a reduction in staff in order to decrease payroll expenses which is the largest expense for the Company. During 2007, the Company continued to align expenses to revenue and revenue forecasts in order to minimize net loss.

New Product Development

The Company expects that a significant portion of its future revenue will be derived from the sale of newly introduced products and from enhancement of existing products. The Company’s success will depend, in part, upon its ability to enhance its current products and to install such products in end-user applications on a timely and cost-effective basis. In addition, the Company must develop new products that meet changing market conditions, including changing customer needs, new competitive product offerings and enhanced technology. There can be no assurance that the Company will be successful in developing and marketing - on a timely and cost-effective basis, new products and enhancements that respond to such changing market conditions. If the Company is unable to anticipate or adequately respond in a timely or on a cost-effective basis to changing market conditions, to develop new software products and enhancements to existing products, to correct errors on a timely basis or to complete products currently under development, or if such new products or enhancements do not achieve market acceptance, the Company’s business, financial condition, operating results and cash flows could be materially adversely affected. In light of the difficulties inherent in software development, the Company expects that it will experience delays in the completion and introduction of new software products.

Lengthy Sales Cycles

The purchase of any of the Company’s software systems is often an enterprise-wide decision for prospective customers and requires the Company (directly or through its business partners) to engage in sales efforts over an extended period of time and to provide a significant level of education to prospective customers regarding the use and benefits of such systems. In addition, an installation generally requires approval of a governmental body such as municipal, county or state government, which can be a time-intensive process and require months before a decision is made. Due in part to the significant impact that the application of the Company’s products has on the operations of a business and the significant commitment of capital required by such a system, potential customers tend to be cautious in making acquisition decisions. As a result, the Company’s products generally have a lengthy sales cycle ranging from six (6) to twelve (12) months. Consequently, if sales forecasts from a specific customer for a particular quarter are not realized in that quarter, the Company may not be able to generate revenue from alternative sources in time to compensate for the shortfall. The loss or delay of a large contract could have a material adverse effect on the Company’s financial condition, operating results and cash flows.  Moreover, to the extent that significant contracts are entered into and required to be performed earlier than expected, the Company’s future operating results may be adversely affected.

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

Staff Turnover

Staff turnover in the technology industry is common, however, with the Company’s past results, the risk of higher than normal turnover is increased. This staff turnover and reduction implemented in 2006 has placed an increased burden on the Company’s administrative, operational and financial resources and has resulted in increased responsibilities for each of its management personnel.  As a result, the Company’s ability to respond to unexpected challenges may be impaired and it may be unable to take advantage of new opportunities.

Further, the changes in staff levels may reduce employee morale and may create concern among potential and existing employees about job security at the Company, which may lead to difficulty in hiring and increased turnover in its current workforce, and divert management’s attention.  Any failure by the Company to properly manage this rapid change in workforce could impair its ability to efficiently manage its business to maintain and develop important relationships with third parties and to attract and retain customers.  It could also cause the Company to incur higher operating costs and delays in the execution of its business plan or in the reporting or tracking of its financial results.

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

Certain Shareholders May Exercise Control over Matters Voted Upon by the Company's Shareholders

Certain of the Company’s officers, Directors and entities affiliated with the Company together beneficially owned a significant portion of the Company’s outstanding common shares as of December 31, 2007. While these shareholders do not hold a majority of the Company’s outstanding common shares, they will be able to exercise significant influence over matters requiring shareholder approval, including the election of Directors and the approval of mergers, consolidations and sales of the Company’s assets. This may prevent or discourage tender offers for the Company’s common shares.

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

Material weaknesses related to the operational ineffectiveness of internal control over financial reporting at December 31, 2007 that could impact the Company’s ability to report its results of operations and financial condition accurately.

The Company has identified material weaknesses in the operational effectiveness of its internal control over financial reporting as at December 31, 2007. See the Controls and Procedures section of this report. The Company continues to identify, develop and implement remedial measures and compensating procedures to address these material weaknesses.  These material weaknesses, unless addressed, could potentially result in accounting errors as discussed in the Controls and Procedures sections of this report.

Item 2.  Description of Property.

The Company’s head office in Burnaby, B.C. leases space under a sublease of 10,938 square feet which expires December 30, 2009. The monthly rent is $16,908. The second office in Vancouver which was under lease until Sept 30, 2008 was cancelled at no additional expense to the Company in February 2008.

Item 3.  Legal Proceedings.

The Company is not aware of being a party to any legal proceedings as of the date of this report, the adverse outcome of which in management’s opinion, individually or in the aggregate, would have a material effect on the Company’s results of operations or financial position.

Item 4.

Submission of Matters to a Vote of Security Holders.

During the quarter ended December 31, 2007, there were no matters submitted to a vote of the Company’s security holders.

.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

The Company’s common shares, no par value, began trading on the TSX Venture Exchange under the symbol “CAP” on September 29, 1998.  The Company changed its symbol to “NAB” on February 25, 1999, and changed its symbol to “WSI” following its consolidation of its share capital on November 26, 2003.  On July 6, 2005, the Company changed its symbol to “VIS” following its change of name. The table below sets forth the reported high and low sales prices for the Company’s common shares for the quarterly periods ended from March 31, 2006 to December 31, 2007 (as reported on the TSX Venture Exchange). The last reported closing price of the Company’s common shares on the TSX Venture Exchange, the Company’s principal trading market, on April 3, 2008 was $0.09.

	High	Low
2006
March 31, 2006	$0.44	$0.29
June 30, 2006	$0.33	$0.16
September 30, 2006	$0.23	$0.14
December 31, 2006	$0.20	$0.09

2007
March 31, 2007	$0.13	$0.08
June 30, 2007	$0.09	$0.07
September 30, 2007	$0.08	$0.07
December 31, 2007	$0.11	$0.05

The Company’s common shares were also quoted on the OTCBB, under the symbol “IGSTF.OB”.  On November 26, 2003, following its consolidation of its share capital, the Company changed its symbol to “IMTIF” and on July 6, 2005, the Company changed its symbol to “VISRF” following its change of name. The table below sets forth the reported high and low bid prices for the Company’s common shares on the OTCBB for the quarterly periods ended March 31, 2006 to December 31, 2007.  These OTCBB quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.  On April 3, 2008, the closing price of the Company’s common shares on the OTCBB was US$0.085.

	High (U.S.)	Low (U.S.)
2006
March 31, 2006	$0.38	$0.23
June 30, 2006	$0.29	$0.12
September 30, 2006	$0.22	$0.13
December 31, 2006	$0.19	$0.06

2007
March 31, 2007	$0.06	$0.06
June 30, 2007	$0.07	$0.07
September 30, 2007	$0.06	$0.06
December 31, 2007	$0.11	$0.06

As of April 3, 2008, there were 29 holders of record based on the records of the Company’s transfer agent.  This number does not include beneficial owners of the Company’s common shares whose shares are held in the names of various securities brokers, dealers and registered clearing agencies.

The Company has never paid dividends on its common shares and does not intend to pay dividends on its common shares in the foreseeable future.  The Board of Directors (the “Board”) of the Company intends to retain any earnings to provide funds for the operation and expansion of the Company’s business.  See “Item 6—Management’s Discussion and Analysis.”

Equity Compensation Plan Information as of December 31, 2007
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plan approved by security holders	7,000,276	$0.20	2,076,675
Equity compensation plans not approved by security holders	N/A	N/A	N/A
	7,000,276	$0.20	2,076,675

Exchange Controls

Other than as provided in the Investment Canada Act (Canada) (the “ICA”) and certain industry specific statutes imposing restrictions on ownership of businesses in Canada (for example, banking, customs and telecommunications, etc.), there is no limitation imposed by the laws of Canada or British Columbia to hold or vote the common shares of Visiphor.  The following discussion summarizes the material features of the ICA for a non-Canadian who proposes to acquire a controlling number of the Company’s common shares. It is a general discussion only, and is not a substitute for independent advice from an investor’s own advisor, and it does not anticipate statutory or regulatory amendments.

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

•

the investment was a direct investment to acquire control of the Company and the value of the Company’s assets, as determined in accordance with the regulations promulgated under the ICA, was not less than a specified amount, which for 2007 was $281 million and 2008 will be $295 million.

•

the investment was an indirect investment in the Company and the value of the Company’s assets, as determined in accordance with the regulations promulgated under the ICA, was not less than $281 million (for 2007) and comprised more than 50% of the value of the assets of all entities whose control had been acquired in the international transaction, or

•

the Company (i) engages in the production of uranium or owns an interest in a producing uranium property in Canada, (ii) provides any financial service, (iii) provides any transportation service, or (iv) is a cultural business.

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

Recent Sales of Unregistered Securities

Certain of the information required by this Item 5 was previously reported by the Company on Forms 10-Q and Forms 8-K.

Small Business Issuer Purchases of Equity Securities

During the quarter ended December 31, 2007, there were no purchases of equity securities effected by the Company or any affiliated purchasers.

Item 6.  Management’s Discussion and Analysis or Plan of Operation.

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

Overview

The Company’s Business

The Company derives a substantial portion of its revenues, and it expects to derive a substantial portion of its revenues in the near future, from sales of its software and services to a limited number of customers, and from the consulting segment of the business. Additional revenues are achieved through the implementation and customization of software as well as from the support, training, and ongoing maintenance that results from each software sale and from consulting services provided to clients. The Company’s success will depend significantly upon the timing and size of future purchase orders from its largest customers, from the ability to maintain relationships with its existing customer base and from new opportunities with future customers.

Typically, the Company enters into a fixed price contract with a customer for the licensing of selected software products and related services and time and materials based contracts for the delivery of specific services.  The Company generally recognizes total revenue for software and services associated with a contract using percentage of completion method where such services (not including post-contract support) are considered to be essential to the functionality of the related software or constitute significant customization or modification of it.  In these instances, the percentage-of-completion is based on the ratio of total costs incurred over the total estimated costs to complete the contract. Multiple element accounting usually applies to these and other contracts involving the delivery of software when post-contract support is bundled with the sale.  Revenues from standalone services contracts are recognized as the services are delivered on a time and materials basis.  Standalone sales of software licences (which may include installation where the installation is not considered to be essential to the functionality of the software) are recognized when the product is delivered and installed.

The Company’s revenue is dependent, in large part, on contracts from a limited number of customers.  As a result, any substantial delay in the Company’s completion or delivery of a contract, the inability of the Company to obtain new contracts or the cancellation of an existing contract by a customer could have a material adverse effect on the Company’s results of operations.  The loss of certain contracts could have a material adverse effect on the Company’s business, financial condition, operating results and cash flows.  As a result of these and other factors, the Company’s results of operations have fluctuated in the past and may continue to fluctuate from period to period.

Concerns regarding security, terrorism and general law enforcement have increased awareness of and interest in products that have law enforcement or other security applications, including the products and services offered by Visiphor.  There can be no assurance, however, that such trends will continue or will result in increased sales of the Company’s products and services.

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

Use of estimates

The preparation of financial statements in accordance with accounting principles generally accepted in Canada requires management to make estimates and assumptions, determinations of indicators of impairment and calculations of impairment losses that affect the amounts reported or disclosed in the financial statements.  Actual amounts may differ from these estimates.  Areas of significant estimate include, but are not limited to valuation of accounts receivable; estimated useful lives of equipment and intangible assets; valuation of acquired intangible assets; valuation of stock-based awards, fair valuation of liability and equity components of convertible debentures and the valuation allowance applied to reduce future income tax assets to their carrying amounts.

Stock-based compensation

The Company has a stock-based compensation plan, which is described in note 13 to the Financial Statements.  The Company accounts for all stock-based payments to employees and non-employees using the fair value based method.  Under the fair value based method, stock-based payments are measured at the fair value of the consideration received, or the fair value of the equity instruments issued, whichever is more reliably measured.

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

Results of Operations for the three-month period and year ended December 31, 2007 compared to December 31, 2006:

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

	Three months ended December 31,		Year ended December 31,
	2007	2006	2007	2006

Loss for the period	$(480,982)	$(1,221,734)	$(2,490,207)	$(6,678,371)
Items not involving cash:
Amortization	108,491	321,620	465,463	1,850,535
Stock-based compensation	(10,132)	133,250	209,855	797,729
Accretion of convertible debentures	(20,545)	22,724	90,820	40,860
Deferred financing costs expensed (recovered)	(21,375)	6,113	-	11,206
Bad debt expense	5,411	86,301	25,602	86,301
Foreign exchange adjustment on loans payable	(1,400)	19,080	(69,640)	19,080
Changes in non-cash operating working capital:
Accounts receivable	148,227	(513,403)	521,607	252,848
Accrued revenue receivable	(22,642)	68,476	152,478	100,910
Prepaid expenses and deposit	2,365	49,637	94,659	133,677
Accounts payable and accrued liabilities	24,722	706,857	480,405	633,178
Deferred revenue	21,552	65,747	85,310	149,798
Cash used for operations	(246,308)	(255,332)	(433,648)	(2,602,248)
Excluded from non-GAAP measure
Changes in non-cash operating working capital:
Accounts receivable	(148,227)	513,403	(521,607)	(252,848)
Accrued revenue receivable	22,642	(68,476)	(152,478)	(100,910)
Prepaid expenses and deposit	(2,365)	(49,637)	(94,659)	(133,677)
Accounts payable and accrued liabilities	(24,722)	(706,857)	(480,405)	(633,178)
Deferred revenue	(21,552)	(65,747)	(85,310)	(149,798)
Included in non-GAAP measure
Restructuring charge	-	-	-	(102,462)
Non-GAAP operating cash flow	$(420,532)	$(632,646)	$(1,768,107)	$(3,975,121)

Based on the non-GAAP financial measure, the Company’s revenues generated $1,768,107 less cash than its expenses required for the year ended December 31, 2007, which is $2,207,014, or 56%, more than for the year ended December 31, 2006. The Company’s revenues generated $420,532 less cash than its expenses required for the three-month period ended December 31, 2007, which is $212,114, or 34%, more than for the three-month period ended December 31, 2006.

Revenues

Visiphor’s total revenues for the three-month period ended December 31, 2007 were $1,040,572, which is 29% lower than the prior year level of $1,458,707. The year-to-date revenues decreased 33% to $4,303,095 over the prior year level of $6,383,383. The Company’s efforts to realign the Company’s operational expenses to a level that can be maintained in future periods has lead to a decreased investment in sales-related activities during the year. The Company’s management underwent operational restructuring and as a result of the additional internal focus occurring during this phase, management realized that revenue would be lower in 2007. The Company believes, however, that this operational restructuring will allow for future growth and help to ensure that expenses are better aligned with revenue in future periods. In 2008, with a more stable structure, the Company can focus on investing in sales and growing revenue through new products and the rebranding of existing products. Ultimately, the Company believes this will provide increased shareholder value and a more stable and scalable business.

Software Licensing and Related Services revenues were $53,578 for the three month period ended December 31, 2007 compared to the prior year’s level of $422,338, a decrease of 87%. Software Licensing and Related Services revenues were $377,795 for the year compared to the prior year’s level of $1,358,473, a decrease of 72%. The decreased software licensing and related services revenues were primarily due to staff shortages combined with delays in customer delivery acceptance schedules. With future investment in sales and product development, the Company expects that they will be able to increase revenue particularly product revenue.

Professional services revenues for the three-month period ended December 31, 2007 were $836,283 as compared to $812,070 in 2006 which is a 3% increase. Professional services revenues for the year ended December 31, 2007 decreased 19% to $3,393,298 as compared to $4,211,611 in 2006. Professional services revenues were significantly higher during the first quarter of 2006 as compared to the first quarter in 2007 due to the work completed in 2006 on the delivery of pre-acquisition contracts from 2005 in particular one from a large healthcare authority in British Columbia. The Company did not have a similar contract of that size in 2007. During the early parts of 2007, the Company continued to experience the financial effects of the common challenges of combining two businesses together even one year after the acquisition. Unexpected employee turnover increased during the early parts of 2007 which contributed to the decrease of professional services revenue. As the turnover decreased later in the year, the Company has been able to stabilize the business unit and focus on the delivery of projects. During 2007, the Company added new management to lead Delivery Services and this has increased the efficiency of the department which the Company believes will lead to increased revenue from the efficient delivery of projects particularly delayed projects.

Support revenue for the three-month period ended December 31, 2007 was 63% higher at $147,766 compared to $90,471 for 2006. Support revenue year-to-date was 21% higher at $525,366 than the prior year level of $435,165. As the Company continues to sell and complete more projects, its support revenue has continued to grow. Typically, for projects with a software component, the Company sells 12-month support agreements which renew every year.  At the end of those terms the client has the choice of continuing or cancelling the support agreement.

As of March 5, 2008, Visiphor had work in process and contracted orders totalling approximately $2.2 million that are not recorded in the financial statements as at December 31, 2007. Consequently, Visiphor expects that revenues will increase during 2008 and will continue to increase as the Company’s current and newly developed products and solutions continue to gain increasing customer acceptance. The Company has been attracting new business opportunities in the U.S. market and anticipates significant growth in the U.S. There can be no assurance; however, that such future revenue or future growth will materialize or if such revenue or future growth does materialize that it will be significant.

Other revenues for the three-month period ended December 31, 2007 were $2,945, whereas other revenues of $133,828 were earned in the prior year. Other revenues year-to-date was $6,636 compared to $378,134 for 2006. The decrease was due to the fact that the Company did not sell any third party products to customers as was the case in the prior year.

Operating Expenses

Operating expenses totalled $1,521,554 for the three-month period ended December 31, 2007, which is 43% less than the 2006 operating expenses of $2,680,441 for the same period. The decreased costs were primarily due to the reduced salary expenses resulting from the operational restructuring the Company conducted in order to align expenses with revenues.

Operating expenses totalled $6,793,302 for the year ended December 31, 2007, which is 48% lower than the 2006 operating expenses of $13,061,754. The largest expense reductions were in professional services expenses, administrative expenses and amortization. These specific areas are discussed in the sections below.

Administration

Administrative costs for the three-month period ended December 31, 2007 were $206,140, which is 62% lower than for 2006 administrative costs of $548,816. Administrative costs for the year ended December 31, 2007 were $949,288, which is 63% lower than administrative costs for 2006 of $2,587,779. Administrative costs include staff salaries and related benefits and travel, consulting and professional fees, facility and support costs, shareholder, regulatory and investor relations costs. The decrease was primarily due to overall cost management.

The Company continued to improve its operational efficiencies during 2007, including consolidating its Vancouver and Burnaby, B.C. offices into the Burnaby head office locations, decreasing its executive compensation structure, replacing or removing certain management positions, and implementing general cost saving measures.

Staff levels approximately stayed the same from 55 employees at January 1, 2007 to 54 at December 31, 2007. Although staff levels stayed relatively the same at the end of the year compared as to the beginning of the year, during the year there were fluctuations which contributed to the challenges already faced by the Company. By the end of the year the Company believes that turnover has decreased to a normal level.

Bad Debt

Bad debt recorded for the three-month period ended December 31, 2007 was $5,411 compared with $27,822 in the same period in 2006. For the year ended December 31, 2007, bad debts were $25,602 compared with $86,301 in the same period in 2006.  Bad debts in both periods are due to write-offs of  individual accounts in which the Company may not be confident on receiving payment and believes are uncollectible.

Cost of Materials

Cost of materials for the three-month period ended December 31, 2007 was $Nil compared to $180,432 for the same period in 2006. The costs for the year ended December 31, 2007 were $22,569 and $345,342 in 2006. During the year ended December 31, 2007, the Company utilized more internal resources in delivering projects as opposed to external resources, which had a significant impact on its cost of materials. In 2006 the Company’s cost of materials were also elevated because it expensed approximately $121,000 for sub-contracted services required for the security assessments for the King County RAIN project. The Company also significantly decreased the volume of third party software sold to customers.

Interest and Amortization

Interest expense decreased 21% to $153,290 for the three-month period ended December 31, 2007 compared with the same three-month period in 2006 of $126,167. For the year ended December 31, 2007, interest expense increased by 68% to $495,336 compared to $294,055 in 2006. The increase in the current period is primarily due to increases in the principal amount of convertible debentures and loans payable outstanding during the year. Interest expense is expected to increase again in 2008 payable due to the fact that two new convertible debentures were issued during 2007.

The amortization expense decreased by 66% for the three-month period ended December 31, 2007 to $108,491 compared to $321,620 in 2006. For the year ended December 31, 2007, amortization expense decreased 75% to $465,464 compared to $1,850,535 in 2006.  The decrease is primarily due to the elimination of the Briyante acquisition amortization, which became fully amortized in November 2006.

Sales and Marketing

Sales and marketing expenses for the three-month period ended December 31, 2007 were $235,164 compared to $264,241 for 2006, a nominal decrease.  The expenses related to sales and marketing decreased for the quarter as the Company continued to reduce costs and reduce spending on general sales and marketing activities.

Sales and marketing expenses for the year ended December 31, 2007 decreased 31% to $1,062,800 compared to $1,537,207 in 2006. As part of the Company’s overall cost-cutting efforts, there were reductions to the marketing salary expenses and general marketing activities for the year. Also with decreased sales, variable salary expenses such as commission were reduced. In 2008, as the Company continues to grow and build on its strategic plan, expenses related to sales and marketing expenses are expected to increase proportionately with revenue.

Professional Services

Costs for the professional services group for the three-month period ended December 31, 2007 were $503,295, which is a 38% decrease compared to costs of $817,938 in 2006.

Costs for the professional services group for the year ended December 31, 2007 were $2,361,239 which is 47% lower than costs for the Professional Services group of $4,464,292 in 2006.

The decrease is primarily related to the reduction in size of the professional services group and to the reduction and restructuring of the management of that group. In previous periods, group management responsibilities were shared by three executives whereas during the year ended December 31, 2007 the group was managed by one executive with the aid of the existing senior executive team.

Professional services is a relatively new department within the Company that was initiated in the second quarter of 2006. The professional services group is responsible for the installation of Visiphor’s products, business consulting services and training of Visiphor’s customers and business partners in the use of the Company’s products. It was primarily built upon the business integration of the consulting services group added through the acquisition of Sunaptic. The costs of this group include salaries, travel and general overhead expenses.

Technology Development

The technology development expenses for the three-month period ended December 31, 2007 were $331,138, which is 20% lower than the 2006 costs of $415,114. The technology development expenses for the year ended December 31, 2007 were $1,411,004, which is 21% lower than the 2006 costs of $1,782,575. These decreases were primarily due to employee turnover and reduced need to staff at prior levels as sales were lower in 2007. In 2008, as the Company continues to accomplish certain goals as part of the strategic plan, development efforts will increase.  Management continues to believe that investments in technology advancements are crucial to the future success of Visiphor, and expects that costs will increase in future periods. Management expects that the increased revenues achieved as a result of the sale of products will allow development costs to increase further.

Restructuring Charge

There were no restructuring charges in 2007. In January 2006 however, through the integration process with Sunaptic, the Company was able to streamline its operations and achieve operational efficiencies that allowed it to eliminate 16 employee positions. The Company had recorded a restructuring charge of $102,462 during the first quarter of 2006 for severance costs associated with the staff reductions.

Net Loss for the Period

Overall, the Company incurred a net loss for the three-month period ended December 31, 2007 of $480,982, or $0.01 per share, which is a 61% improvement compared with the net loss of $1,221,734 or $0.03 per share incurred during the three months ended December 31, 2006.

For the year ended December 31, 2007, the Company incurred a net loss of $2,490,207 or $0.06 per share, which is an improvement of 63% over the net loss of $6,678,371, or $0.15 per share incurred during the period ended December 31, 2006.

As of December 31, 2007, the Company has work in progress and contracted sales orders totalling $0.9 million that have not commenced installation and the revenue will not be recognised until future quarters. There can be no assurance, however, that such revenue will be collected or if any of such revenue from such work in progress and sales orders is collected that it will be significant or will be timely paid.

Summary of Quarterly Results

	Q4-2007	Q3-2007	Q2-2007	Q1-2007	Q4-2006	Q3-2006	Q2-2006	Q1-2006

Total Revenue	$1,040,572	1,121,492	863,755	1,277,277	1,458,707	1,120,766	1,488,828	2,315,083
Net Loss	(480,982)	(412,211)	(917,742)	(679,569)	(1,221,734)	(1,904,856)	(2,024,680)	(1,527,100)
Net loss per share	(0.01)	(0.01)	(0.02)	(0.02)	(0.03)	(0.04)	(0.05)	(0.04)
Net loss as a % of revenue	(47%)	(37%)	(106%)	(53%)	(84%)	(170%)	(136%)	(66%)

The Company’s changes in its net losses per quarter fluctuate according to the volume of sales and the achievements of reducing certain expenses. The Company is not aware of any significant seasonality affecting its sales. Although there has been a general trend of increasing profitability, to date there has been no consistency from one quarter to the next. Past quarterly performance is not considered to be indicative of future results.

Liquidity and Capital Resources

The Company’s aggregated cash on hand at the beginning of the three-month period ended December 31, 2007 was $111,619.  The impact on cash after adjustment for non-cash items and changes to other working capital accounts in the period, resulted in a negative cash flow from operations of $205,217, as compared to a negative cash flow from operations of $255,332 for the same period in 2006.  The Company repaid capital leases of $24,721 during the quarter ended December 31, 2007. The Company’s cash position increased for the three-month period by $16,804 at December 31, 2006 to $128,423 cash and cash equivalents on hand at December 31, 2007.

The Company’s aggregated cash on hand at the beginning of the year ended December 31, 2007 was $42,338. During the year, the Company received additional net funds of $66,666 through the issuance of common shares, $524,603 by issuance of a convertible debenture, $467,026 through loans, repaid loans in the amount of $407,693.

The Company used these funds primarily to finance its operations for the period. The impact on cash after adjustment for non-cash items and changes to other working capital accounts in the period, resulted in a negative cash flow from operations of $433,648as compared to a negative cash flow from operations of $2,602,248 for the same period in 2006. The Company also repaid capital leases of $97,631 during the year ended December 31, 2007 and purchased capital assets of $33,238. The Company’s cash position increased by $86,085 to $128,423 cash and cash equivalents on hand at December 31, 2007.

Private Placements in 2007

During the year there were no other private placements except for the two issuances of secured convertible debentures which are described below.

Convertible Debenture

On July 14, 2006, the Company completed a private placement of an 8% convertible secured debenture in the principal amount of $1,600,000 maturing on December 15, 2009, convertible, subject to certain adjustments, at the price of $0.45 per common share, and (ii) of an “under-performance” performance warrant to purchase up to 2,350,000 common shares in the capital of the Company at a price of $0.30 per common share. The lender was Quorum Secured Equity Trust (“QSET”).  The warrant is only issuable in the event that the 30-day weighted average trading price of the Company’s common shares has not exceeded $0.45 in at least one 30-day trading period on or before July 14, 2008. The warrant is exercisable at any time prior to 4:30 p.m. EST on December 15, 2009. The shares under the terms of the private placement, the debenture holder appointed a nominee to the Company’s Board.

In connection with the private placement, two Directors, of which one is also an officer of the Company, agreed to postpone and subordinate outstanding bridge loans to the Company in the amounts of $85,000 and US$400,000, respectively. As consideration, the Company issued a related promissory note secured by a second charge over the accounts receivable of the Company to each of the parties and the interest rate of such notes is 12%. The Company also repaid the balance of the other outstanding loans payable of $500,000.

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

During the month of December 2007, the Company issued a non-brokered private placement of a secured convertible debenture of $500,000. The lender was Quorum Investment Pool (“QIP”).  The convertible debenture matures on December 13, 2012 and interest is payable on the outstanding principal amount at a rate of 8% per annum, payable quarterly beginning in March 2009 as the first year’s interest was paid in advance. The convertible debenture is also subject to certain debt covenants for example EBITDA and current ratio measurements.  At the option of the holder, the principal amount outstanding under the convertible debenture may be converted into common shares at any time until maturity at a price of $0.10 per share. The Company has the right to force a conversion at any time after the third anniversary if the holder would receive an internal rate of return of 25%, not including interest paid to the conversion date, and the common shares of the Company are trading on the Toronto

Stock Exchange or TSX Venture Exchange with a minimum agreed trading volume.  The Company's obligations under the convertible debenture are collateralized by a first charge on all of the Company’s assets.  The Company agreed to pay the holder a structuring fee of $15,000 in respect of the placement.

Settlement of Debt

On February 19, 2007, the Company settled debt owed to a vendor of the Company, through the issuance of 120,662 common shares at a deemed price of $0.40 per share and 120,662 warrants that expire on the third anniversary. The warrants allow the vendor the ability to acquire common shares for $0.50 in the first year and at $0.75 in the second year. This debt consisted of $48,265 worth of unpaid service fees.  The common shares issued in settlement of the debt had a four-month hold period.

Going concern

Management believes that the revenues from the Company’s futures sales combined with current accounts receivable, work in progress, and contracted orders will be sufficient to fund its consolidated operations through December 2008. If the accounts receivable are not collected, certain of the contracts are not completed, or the expected sales do not materialize, the Company will need to raise additional funds through private placements of its securities or seek other forms of financing during the 2008 financial year and the Company may no longer continue to be a going concern. There can be no assurance that such financing will be available to the Company on terms acceptable to it, if at all. Failure to obtain adequate financing if necessary could result in significant delays in development of new products and a substantial curtailment of the Company’s operations. If the Company’s operations are substantially curtailed, it may have difficulty fulfilling its current and future contract obligations.

Differences to Net Income under Canadian and U.S. GAAP

Under Canadian GAAP, the net loss for the year ended December 31, 2007 was $2,490,207 whereas under U.S. GAAP the loss was $2,475,994.  The difference of $14,213 for the year ended period is attributable to the difference that exists between Canadian and U.S. GAAP relating to the accounting for and subsequent accretion of the convertible debentures and the treatment of associated financing costs.  Earnings per share under both Canadian and U.S. GAAP are the same.

Recent Accounting Pronouncements

CICA Section 3862, Financial Instruments – Disclosure

Section 3862 replaces the disclosure requirements of previous Section 3861 Financial Instruments – Disclosure and Presentation and converges with International Financial Reporting Standards IFRS 7.  This Section applies to interim and annual financial statements relating to fiscal years beginning on or after October 1, 2007.  The Company will adopt this Section in fiscal 2008.

CICA Section 3863, Financial Instruments –Presentation

Section 3863 is consistent with previous Section 3861 which was based on International Financial Reporting Standard IAS 32.  This Section applies to interim and annual financial statements relating to fiscal years beginning on or after October 1, 2007.  The Company will adopt this Section is fiscal 2008.

CICA Section 1400, General Standards of Financial Statement Presentation

Handbook Section 1400, General Standards of Financial Statement Presentation, was amended to include the requirements for assessing the disclosing an entity’s ability to continue as a going concern from International Financial Report Standard IAS 1.

This section is applicable to interim and annual financial statements relating to fiscal years beginning or after January 1, 2008, with earlier adoption encouraged.  The Company will adopt this section in fiscal 2008 but this will not have an impact on the financial statement disclosures as the Company is currently complying with this requirement.

CICA Section 1535, Capital Disclosures

Handbook Section 1535, Capital Disclosures, requires disclosure about capital and is harmonized with recently amended International Financial Reporting Standard IAS 1.  The standard is applicable to all entitles, regardless of whether they have financial instruments.

Entities are required to disclose information about its objectives, policies and processes for managing capital, as well as its compliance with any externally imposed capital requirements, where they may exist.

This section is applicable to interim and annual financial statements relating to fiscal years beginning on or after October 1, 2007, with earlier adoption encouraged.  The Company will adopt this Section in fiscal 2008.

CICA Section 3064, Goodwill and Intangible Assets

Handbook Section 3064, Goodwill and Intangible Assets, replaces Hand book Section 3062, Goodwill and Other Intangible Assets

This Section establishes standards for the recognition, measurement, presentation and disclosure of goodwill and intangible assets.  Certain items are specifically excluded from the scope of the Section including the initial recognition, measurement and disclosure of goodwill and intangible assets acquired in a business combination, the establishment of a new cost basis for intangible assets as part of a comprehensive revaluation, intangible assets held by an entity for sale in the ordinary course of business, non-current intangible assets classified as held for sale or included in a disposal group that is classified as held for sale, etc.

Rights under licensing agreements for items such as patents and copyrights are within the scope of this Section.  This Section also applies to, among other things, expenditure on advertising, training, start-up and research and development activities.  Research and development activities are directed to the development of knowledge.  Therefore, although these activities may result in an asset with physical substance, for example, a prototype, the physical element of the asset is secondary to its intangible component, i.e., the knowledge embodied in it.

This Section applies to annual and interim financial statements relating to fiscal years beginning on or after October 1, 2008.  Earlier adoption is encouraged.  The Company will adopt this Section in fiscal 2009.

The impact that this Section will have on the Company’s financial position and results of operations is not known.

Contractual Obligations

The Company is committed to the following payments for (i) operating lease payments on the building under lease, and (ii) capital lease payments for equipment under lease (excluding interest) over the next five years:

Year	Equipment	Building	Total
2008	$103,562	$218,203	$321,765
2009	45,636	201,478	247,114
2010	17,030	-	17,030
2011	-	-	-
2012	-	-	-
	$166,228	$419,681	$585,909

The Company’s head office in Burnaby, B.C. leases space under a sublease of 10,938 square feet which expires December 30, 2009. The monthly rent is $16,908. During the year, the Company also subleased office space in Vancouver, B.C. of 4,128 square feet with monthly rent of $7,000 which was to expire on September 29, 2008. This space was no longer used by the Company and had been sublet as of March 1, 2007 to cover the Company’s costs. On February 29, 2008 the landlord agreed to release all parties from the lease with no additional cost to Visiphor.

Off-Balance Sheet Arrangements

At December 31, 2007, the Company did not have any off-balance sheet arrangements.

Item 7.  Financial Statements.

Financial Statements

(Expressed in Canadian dollars)

VISIPHOR CORPORATION

Years ended December 31, 2007 and 2006

Report of Independent Registered Chartered Accountants

To the Shareholders of Visiphor Corporation

We have audited the accompanying consolidated balance sheets of Visiphor Corporation and subsidiaries as of December 31, 2007 and 2006 and the related consolidated statements of operations and deficit and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Visiphor Corporation and subsidiaries as of December 31, 2007 and 2006 and the results of their operations and their cash flows for the years then ended in accordance with Canadian generally accepted accounting principles.

Vancouver, Canada April 3, 2008	Chartered Accountants

Audit • Tax • Advisory Grant Thornton LLP. A Canadian Member of Grant Thornton International Ltd

2

Comment by Independent Registered Chartered Accountants for US Readers on Canada-US Reporting Differences

The standards of the Public Company Accounting Oversight Board (United States) require the addition of an explanatory paragraph (following the opinion paragraph) when there are changes in accounting principles that have a material effect on the comparability of the Company’s consolidated financial statements, such as those discussed in Note 2, as well as when the consolidated financial statements are affected by conditions and events that cast substantial doubt on the Company’s ability to continue as a going concern, such as those described in Note 1 to the consolidated financial statements.  Although we conducted our audits in accordance with both Canadian generally accepted auditing standards and the standards of the Public Company Accounting Oversight Board (United States), our report to the shareholders dated April 3, 2008, is expressed in accordance with Canadian reporting standards, which do not require references to such change in accounting policies in the report of the independent chartered accountants when the change is properly accounted for and adequately disclosed in the financial statements, nor permit a reference to such events and conditions that cast substantial doubt on the Company’s ability to continue as a going concern in the report of the independent chartered accountants when these are adequately disclosed in the financial statements.

Vancouver, Canada April 3, 2008	Chartered Accountants

Audit • Tax • Advisory Grant Thornton LLP. A Canadian Member of Grant Thornton International Ltd

VISIPHOR CORPORATION

Consolidated Balance Sheets

(Expressed in Canadian dollars)

December 31,

	2007	2006

Assets

Current assets:
Cash and cash equivalents (note 3)	$128,423	$42,338
Accounts receivable	356,034	903,243
Accrued revenue receivable	24,948	177,426
Prepaid expenses and deposit	65,934	160,593
	575,339	1,283,600

Equipment, net (note 4)	305,539	414,706
Goodwill (note 2(n))	1,684,462	1,684,462
Other intangible assets (note 7)	198,892	465,337
Deferred financing costs (note 8)	-	71,142
	$2,764,232	3,919,247

Liabilities and Shareholders’ Deficit

Current liabilities:
Accounts payable (note 10)	$1,985,429	$1,671,154
Accrued liabilities (note 10)	342,833	224,968
Related party loans payable (note 9)	674,853	551,160
Loans payable (note 9)	66,000	200,000
Deferred revenue	539,000	453,690
Capital lease obligations (note 11)	87,036	89,776
	$3,695,151	$3,190,748

Long-term liabilities:
Capital lease obligations (note 11)	$54,229	$92,507
Convertible debentures (note 12 and 13)	1,640,382	1,231,300
	$1,694,611	$1,323,807
Shareholders’ deficit:
Share capital (note 13)	$35,717,946	$35,570,362
Contributed surplus (note 14)	3,614,633	3,437,431
Conversion rights (note 13e)	500,948	365,749
Deficit	(42,459,057)	(39,968,850)
	(2,625,530)	(595,308)

	$2,764,232	$3,919,247

Operations and going concern (note 1)
Commitments (note 17)
Subsequent events (note 21)
See accompanying notes to consolidated financial statements.

Approved on behalf of the Board:

/s/ Clyde Farnsworth

 /s/ Roy Trivett

Director

Director

VISIPHOR CORPORATION

Consolidated Statements of Operations and Deficit

(Expressed in Canadian dollars)

Years ended December 31, 2007 and 2006

	2007	2006

Revenue:
Software licensing and related services	$377,795	$1,358,473
Professional services	3,393,298	4,211,611
Support	525,366	435,165
Other	6,636	378,134
	4,303,095	6,383,383

Expenses:
Administration	949,288	2,587,779
Amortization	465,464	1,850,535
Bad debt expense	25,602	86,301
Cost of materials	22,569	345,342
Financing expense	-	11,206
Interest	495,336	294,055
Sales and marketing	1,062,800	1,537,207
Professional services	2,361,239	4,464,292
Technology development	1,411,004	1,782,575
Restructuring costs	-	102,462
	6,793,302	13,061,754

Loss and comprehensive loss for the year	(2,490,207)	(6,678,371)

Deficit, beginning of year	(39,968,850)	(33,290,479)

Deficit, end of year	$(42,459,057)	$(39,968,850)

Loss per share – basic and diluted	$(0.06)	$(0.15)

Weighted average number of shares outstanding	44,567,983	43,258,807

See accompanying notes to consolidated financial statements.

VISIPHOR CORPORATION

Consolidated Statements of Cash Flows

(Expressed in Canadian dollars)

Years ended December 31, 2007 and 2006

	2007	2006

Cash provided by (used for):

Operations:
Loss for the year	$(2,490,207)	$(6,678,371)
Adjustments to reconcile loss for the period to net cash used in operating activities:
Amortization	465,464	1,850,536
Stock-based compensation	209,855	797,729
Accretion of convertible debentures	90,820	40,860
Deferred financing costs expensed	-	11,206
Bad debt expenses	25,602	86,301
Foreign exchange adjustment on loans payable	(69,640)	19,080

Changes in non-cash operating working capital:
Accounts receivable	521,607	252,848
Accrued revenue receivable	152,478	100,910
Prepaid expenses and deposit	94,659	133,677
Accounts payable and accrued liabilities	480,405	633,178
Deferred revenue	85,309	149,798
	(433,648)	(2,602,248)

Investing Activities:
Purchase of equipment	(33,238)	(58,286)

Financing Activities:
Issuance of common shares for cash	66,666	202,500
Share issue costs	-	(25,697)
Proceeds of loans payable	467,026	1,227,080
Repayment of loans payable	(407,693)	(895,000)
Proceeds of convertible debentures	524,603	1,600,000
Capital lease repayments	(97,631)	(69,944)
Deferred financing costs	-	(126,158)
	552,971	1,912,781

Increase (decrease) in cash and cash equivalents	86,085	(747,753)

Cash and cash equivalents, beginning of the year	42,338	790,091

Cash and cash equivalents, end of the year (note 3)	$128,423	$42,338

See accompanying notes to consolidated financial statements.

VISIPHOR CORPORATION

Consolidated Statements of Cash Flows, Continued

(Expressed in Canadian dollars)

Years ended December 31, 2007 and 2006

	2007	2006

Supplementary information and disclosures:
Interest paid	$69,280	$253,030
Non-cash investing and financing transactions not included in cash flows:
Equipment acquired under capital lease	$56,612	$60,241
Issuance of common shares on settlement of accounts payable	$48,264	$413,336
See accompanying notes to consolidated financial statements.

VISIPHOR CORPORATION

Notes to Consolidated Financial Statements

(Expressed in Canadian dollars)

Years ended December 31, 2007 and 2006

1.

Operations and going concern:

Visiphor Corporation (the “Company” or “Visiphor”) was incorporated under the Company Act (British Columbia) on March 23, 1998 under the name Imagis Technologies Inc. (the “Imagis”). On July 6, 2005 the Imagis changed its name to Visiphor Corporation and continued under the Canada Business Corporation Act. The Company operates in two segments: (i) being the development and sale of software applications, and (ii) solutions and the provision of business integration consulting services.

These financial statements have been prepared on a going concern basis which includes the assumption that the Company will be able to realize its assets and settle its liabilities in the normal course of business.  For the year ended December 31, 2007, the Company incurred a loss from operations of $2,490,207 and a deficiency in operating cash flow of $433,648 In addition, the Company has incurred significant operating losses and net utilization of cash in operations in all prior periods. Accordingly, the Company will require continued financial support from its shareholders and creditors until it is able to generate sufficient cash flow from operations on a sustained basis. Failure to obtain ongoing support of its shareholders and creditors may make the going concern basis of accounting inappropriate, in which case the Company’s assets and liabilities would need to be recognized at their liquidation values. These financial statements do not include any adjustment due to this going concern uncertainty.

2.

Significant accounting policies:

The Company prepares its financial statements in accordance with accounting principles generally accepted in Canada and, except as set out in Note 22, also complies, in all material respects, with accounting principles generally accepted in the United States. The financial statements reflect the following significant accounting policies:

(a)

Changes in Accounting Policies

On January 1, 2007, the Company adopted Canadian Institute of Chartered Accountants’ (“CICA”) Handbook, Section 1530, Comprehensive Income, CICA Section 3855 Financial Instruments – Recognition and Measurement, CICA Section 3251, Equity, CICA Section 3861, Financial Instruments – Disclosure and Presentation.

CICA Section 3855 Financial Instruments – Recognition and Measurement

This section establishes the standards for recognizing and measuring financial instruments in the balance sheet and the standards for reporting gains and losses in the financial statements.  Financial assets available for sale, assets and liabilities held for trading and derivative financial instruments have to be measured at fair value.

The Company has made the following classifications:

Cash and temporary investments are classified as financial assets held for trading and are measured at fair value.  Gains and losses from periodic revaluation are recorded in net income.

Accounts receivable are classified as loans and receivables and are initially measured at fair value and subsequently revalued at amortized cost using the effective interest rate method.

Accounts payable, loans payable, related loans payable, accrued liabilities and capital lease obligations are classified as other liabilities and are initially measured at fair value and subsequently revalued at amortized cost using the effective interest rate method.

2.

Significant accounting policies (cont’d):

Convertible debentures are classified as long term debt and are accounted for by methods consistent with CICA Section 3855 and 3861. Deferred financing costs are netted against the debenture.

CICA Section 3861, Financial Instruments – Disclosure and Presentation.

This section establishes reporting standards for the presentation and disclosure of financial instruments including derivatives in a given period.

CICA Section 3251, Equity

This section establishes reporting standards for the presentation and disclosure of equity related items in a given period.

CICA Section 1530, Comprehensive Income

This section establishes reporting standards for the presentation and disclosure of comprehensive income in a given period. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events from non-owner sources. It includes all non-owner changes in equity.

CICA Section 1506, Accounting Changes

Section 1506 establishes criteria for changing accounting policies together with the accounting treatment and disclosure of changes in accounting policies and estimates, and correction of errors.  Under the new standard, accounting changes should be applied retrospectively unless otherwise permitted or required by the transitional provisions of a primary source of GAAP or where impracticable to determine.  In addition, voluntary changes in accounting policy are made only when the change results in more relevant and reliable information.  The Company has not made any voluntary changes in accounting policies since the adoption of the revised standard.

The Company determined that the adoption of CICA Sections 3855, 3861, 3251, 1506 and 1530 had no material impact to its financial statements for the years ended December 31, 2007 and 2006.

(b)

Recent Pronouncements in Accounting Standards :

CICA Section 3862, Financial Instruments – Disclosure

Section 3862 replaces the disclosure requirements of previous Section 3861 Financial Instruments – Disclosure and Presentation and converges with International Financial Reporting Standards IFRS 7.  This Section applies to interim and annual financial statements relating to fiscal years beginning on or after October 1, 2007.  The Company will adopt this Section in fiscal 2008.

CICA Section 3863, Financial Instruments –Presentation

Section 3863 is consistent with previous Section 3861 which was based on International Financial Reporting Standard IAS 32.  This Section applies to interim and annual financial statements relating to fiscal years beginning on or after October 1, 2007.  The Company will adopt this Section is fiscal 2008.

CICA Section 1400, General Standards of Financial Statement Presentation

Handbook Section 1400, General Standards of Financial Statement Presentation, was amended to include the requirements for assessing and disclosing an entity’s ability to continue as a going concern from International Financial Report Standard IAS 1.

This section is applicable to interim and annual financial statements relating to fiscal years beginning or after January 1, 2008, with earlier adoption encouraged.  The Company will adopt this section in fiscal 2008 but this will not have an impact on the financial statement disclosures as the Company is currently complying with this requirement.

2.

Significant accounting policies (cont’d):

(b)

Recent Pronouncements in Accounting Standards (cont’d):

CICA Section 1535, Capital Disclosures

Handbook Section 1535, Capital Disclosures, requires disclosure about capital and is harmonized with recently amended International Financial Reporting Standard IAS 1.  The standard is applicable to all entitles, regardless of whether they have financial instruments.

Entities are required to disclose information about its objectives, policies and processes for managing capital, as well as its compliance with any externally imposed capital requirements, where they may exist.

This section is applicable to interim and annual financial statements relating to fiscal years beginning on or after October 1, 2007, with earlier adoption encouraged.  The Company will adopt this Section in fiscal 2008.

CICA Section 3064, Goodwill and Intangible Assets

Handbook Section 3064, Goodwill and Intangible Assets, replaces Hand book Section 3062, Goodwill and Other Intangible Assets

This Section establishes standards for the recognition, measurement, presentation and disclosure of goodwill and intangible assets.  Certain items are specifically excluded from the scope of the Section including the initial recognition, measurement and disclosure of goodwill and intangible assets acquired in a business combination, the establishment of a new cost basis for intangible assets as part of a comprehensive revaluation, intangible assets held by an entity for sale in the ordinary course of business, non-current intangible assets classified as held for sale or included in a disposal group that is classified as held for sale, etc.

Rights under licensing agreements for items such as patents and copyrights are within the scope of this Section.  This Section also applies to, among other things, expenditure on advertising, training, start-up and research and development activities.  Research and development activities are directed to the development of knowledge.  Therefore, although these activities may result in an asset with physical substance, for example, a prototype, the physical element of the asset is secondary to its intangible component, i.e., the knowledge embodied in it.

This Section applies to annual and interim financial statements relating to fiscal years beginning on or after October 1, 2008.  Earlier adoption is encouraged.  The Company will adopt this Section in fiscal 2009.

The impact that this Section will have on the Company’s financial position and results of operations is not known.

(c)

Basis of consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Briyante Software Corp. (“Briyante”), since the date of its acquisition on November 25, 2003 until the date that it was wound up (November 1, 2005), Visiphor (US) Corporation since the date of incorporation (August 18, 2005) and Sunaptic Solutions Inc. (“Sunaptic”), since the date of its acquisition on November 18, 2005. All material inter-company accounts and transactions have been eliminated. Briyante was inactive when it was wound up.

(d)

Cash equivalents and short term investments:

The Company considers all highly liquid investments with a term to maturity of three months or less when purchased to be cash equivalents. Investments having a term in excess of three months, but less than one year, are classified as short-term investments.

2.

Significant accounting policies (cont’d):

(e)

Equipment:

Equipment is recorded at cost and is amortized over its estimated useful life on a straight-line basis at the following annual rates:

Asset	Rate
Computer hardware	30%
Furniture and fixtures	20%
Software	100%
Tradeshow equipment	20%

Leasehold improvements are amortized straight-line over the lesser of their lease term or estimated useful life.

(f)

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

(f)

Intangible assets (cont’d):

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

(g)

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

2.

Significant accounting policies (cont’d):

(g)

Software sales revenue (cont’d):

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

(h)

Support and services revenue:

Up front payments for contract support and services revenue is deferred and is amortized to revenue over the period that the support and services are provided.

(i)

Use of estimates:

The preparation of financial statements in accordance with accounting principles generally accepted in Canada requires management to make estimates and assumptions, that affect the amounts reported or disclosed in the financial statements.  Actual amounts may differ from these estimates.  Areas of significant estimate include, but are not limited to valuation of accounts receivable; estimated useful lives of equipment and intangible assets; valuation of acquired intangible assets; valuation of stock-based awards, fair valuation of liability, determinations of indicators of impairment and calculations of impairment losses and equity components of convertible debentures and the valuation allowance applied to reduce future income tax assets to their carrying amounts.

(j)

Foreign currency:

The functional currency of the Company and its subsidiaries is the Canadian dollar.  Monetary assets and liabilities denominated in foreign currencies are translated into Canadian dollars at exchange rates in effect at the balance sheet date. Revenues and expenses are translated using rates in effect at the time of the transactions. Foreign exchange gains and losses are included in expenses and are insignificant for all periods presented.

(k)

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

2.

Significant accounting policies (cont’d):

(l)

Stock-based compensation:

The Company has a stock-based compensation plan, which is described in note 13.  The Company accounts for all stock-based payments to employees and non-employees using the fair value based method.  Under the fair value based method, stock-based payments are measured at the fair value of the consideration received, or the fair value of the equity instruments issued, whichever is more reliably measured.

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

(m)

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

(n)

Goodwill

Goodwill represents the excess of acquisition cost over fair value of net assets for acquired businesses.  It has an indefinite useful life and is not amortized, but is tested annually for impairment.  No impairment exists for 2006 or 2007. Factors considered for annual impairment tests include but are not limited to: acquisitions ability to continue to generate revenue, determinations of indicators of impairment such as reduced billings or reduced revenue, any foreseen future impact and Company’s ability to continue with aquiree’s business.

3.

Cash and Cash Equivalents:

For the periods ended December 31	2007	2006

Cash on deposit	$98,423	$12,338

Short term investments	$30,000	$30,000

Cash and cash equivalents	$128,423	$42,338

4.

Equipment:

		Accumulated	Net book
2007	Cost	Amortization	Value
Computer hardware	$767,551	$628,229	$139,322
Furniture and fixtures	259,603	191,265	68,338
Software	231,223	196,824	34,399
Tradeshow Equipment	69,162	66,106	3,056
Leasehold Improvements	136,688	76,264	60,424
	$1,464,227	$1,158,688	$305,539

		Accumulated	Net book
2006	Cost	Amortization	Value
Computer hardware	$710,927	$511,676	$199,251
Furniture and fixtures	259,603	152,902	106,701
Software	198,857	186,423	12,434
Tradeshow Equipment	69,162	63,478	5,684
Leasehold Improvements	136,688	46,052	90,636
	$1,375,237	$960,531	$414,706

Equipment under Capital lease:

Included in computer hardware is $305,050 (December 31, 2006: $248,438) in cost and $219,073 (December 31, 2006: $153,680) of accumulated amortization related to computer hardware under capital lease.

Included in furniture and fixtures is $103,107 (December 31, 2006: $103,107) in cost and $55,138 (December 31, 2006: $34,517) of accumulated amortization related to furniture and fixtures under capital lease.

5.

Acquisition of Subsidiary

In 2005, the Company acquired 100% of the outstanding shares of a privately-held company, Sunaptic, for consideration of $3,189,333 plus acquisition costs of $218,300.  The consideration consisted of $2,720,000 in cash and 1,066,666 common shares of the Company issued at fair value of $0.44 per share. The common shares issued by the Company were held in escrow, with 50% released on the 12-month anniversary of closing of the acquisition (November 18, 2006) and 50% to released on the 18-month anniversary of the closing of the acquisition, May 18, 2007. On November 18, 2006, 533,333 shares were released from escrow and on May 18, 2007, the remaining 533,333 shares were released from escrow.

6.

Investment

On July 31, 2004, the Company entered into an agreement with a United Kingdom (“UK”) Company to form a jointly owned company, Imagis Technologies UK Limited (“Imagis UK”). Imagis UK was the exclusive distributor of Visiphor’s software products in the United Kingdom and a non-exclusive distributor on a world-wide basis. The Company’s initial investment in Imagis UK was recorded at a nominal amount of $1 and no significant gain or loss was ever realized.  In early 2007, the Company notified the UK Company that it was in breach of the agreement and that all distribution rights had been revoked. The Company has written off its investment of $1.

7.

Other intangible assets:

		Accumulated	Net book
2007	Cost	Amortization	Value
Customer relationships	$716,000	$517,108	$198,892
Briyante Technology	3,972,552	3,972,552	-
	$4,688,552	$4,489,660	$198,892

		Accumulated	Net book
2006	Cost	Amortization	Value
Customer relationships	$716,000	$278,441	$437,559
Briyante Technology	3,972,552	3,944,774	27,778
	$4,688,552	$4,223,215	$465,337

8.

Deferred financing costs

Costs related to the issuance of the Company’s convertible debenture (see note 2) are netted against the carrying value of the convertible debentures and amortized into earnings over the life of the convertible debentures using the effective interest rate method.  Prior to January 1, 2007, transaction costs were recorded as deferred charges in other assets and recognized in net earnings on a straight-line basis over the life of the convertible debentures.  On adoption of CICA 3855 and CICA 3861, issue costs were adjusted to reflect the application of the effective interest rate method since the date of issue of the related convertible debentures.

9.

Related Party Loans Payable and Loans Payable

Related party loans totaling $674,853 (December 31, 2006 - $551,160) are owed to officers and directors. Loans in the amount of $481,520 ($400,000 US and $85,000 CAD) are secured with a general charge against assets and bear interest at a rate of 12% per annum. Loans payable, denominated in U.S. dollars, are adjusted for foreign currency gains and losses each quarter.  The remaining related party loans of $193,333 are unsecured and bear interest rates ranging from 0% to 12%.

Unsecured loans totaling $66,000 (December 31, 2006 - $200,000) are owed to an unrelated party bearing an interest rate of 12% per annum. These loans are due on demand.

10.

Accounts Payable and Accrued Payables

Accounts payables include approximately $282,768 (December 31, 2006 - $250,000) of back payroll taxes and $107,700 (December 31, 2006 - $345,000) of income taxes related to the Sunaptic acquisition. The tax payables are currently being paid off in accordance with a payment plan with Canada Revenue Agency which will see the balance paid off by October 2008. The Company is in compliance with the terms of this payment plan.

11.

Capital lease obligations:

The Company enters into capital leases from time to time in order to finance furniture, computer equipment, servers and other IT related items. The following is a table outlining the capital lease obligations for those purchases:

	2007	2006
Due 2008, including buy-out options	$104,502	$79,878
Due 2009, including buy-out options	45,636	21,952
Due 2010, including buy-out options	17,030	-
	167,168	217,929
Implicit interest portion (9% to 21%)	(25,903)	(35,646)
	141,265	182,283
Current portion of capital lease obligations	87,036	89,776
Long-term portion of capital lease obligations	$54,229	$92,507

12.

Convertible Debentures

July 2006 debenture

On July 12, 2006, the Company completed a non-brokered private placement consisting of a secured convertible debenture for $1,600,000. The convertible debenture matures on December 15, 2009 and interest is payable on the outstanding principal amount at a rate of 8% per annum, payable quarterly beginning in July 2007 as the first year’s interest was paid in advance. The convertible debenture is also subject to certain debt covenants.  At the option of the holder, the principal amount outstanding under the convertible debenture may be converted into common shares at any time until maturity at a price of $0.45 per share. The Company has the right to force a conversion at any time after the third anniversary if the holder would receive an internal rate of return of 25%, not including interest paid to the conversion date, and the common shares of the Company are trading on the Toronto Stock Exchange or TSX Venture Exchange with a minimum agreed trading volume.  In addition, the Company will issue 2,350,000 “under-performance” warrants if after the second anniversary of the debenture, the Company’s common shares are not trading at greater than $0.45 per share, based on a 30-day weighted average. Each warrant would entitle the holder to acquire one common share at any time on or before December 15, 2009 at $0.30 per share.  The Company's obligations under the convertible debenture are collateralized by a first charge on all of the Company’s assets.  The Company agreed to pay the holder a structuring fee of $48,000 in respect of the placement.

The convertible debenture was accounted for as a compound debt instrument and proceeds were allocated between debt and equity using the residual method whereby the debt component was valued and the residual was allocated to equity items.

The Company has determined the fair value of the liability portion of the convertible debenture upon issuance to be approximately $1.2 million using a net present value calculation.  The fair value of the liability portion will be accreted to the convertible debenture face value of $1.6 million through interest expense charges computed at 18% per annum through December 15, 2009. The balance of the convertible debenture, approximating $353,000, has been credited to equity and represents the value ascribed to the conversion feature of the debenture with the contingent warrants.  The financing expenses have also been separated into equity and debt components at the same ratio as the convertible debenture.  The debt component has been classified as deferred financing costs and will be applied against income over the period of the financing, under interest expense. The financing costs for the equity component have been treated as a capital transaction and applied against the equity component.

12.  Convertible Debenture (cont’d):

May 2007 debenture

During the month of May 2007, the Company completed a non-brokered private placement consisting of a secured convertible debenture for $100,000. The lender was the same lender as the July 14, 2006 private placement. The terms of this debenture called for a conversion price of $0.10 on the $100,000 and also revised the conversion price of the July 2006 debenture to $0.25 and changed the exercise price of the under-performance warrants (contingent warrants) from $0.30 to $0.25. The security is a general charge against the assets of the Company.

The convertible debenture was accounted for as a compound debt instrument and proceeds were allocated between debt and equity using the residual method whereby the debt component was valued and the residual was allocated to equity items.

The Company has determined the fair value of the liability portion of the May 2007 convertible debenture upon issuance to be approximately $80,000 ($62,000 approx. net of costs) using a net present value calculation.  The fair value of the liability portion will be accreted to the convertible debenture’s face value of $100,000 through interest expense charges computed at 21% per annum through December 15, 2009. The balance of the convertible debenture, approximating $20,000 ($15,000 approx. net of costs), has been credited to equity and represents the values ascribed to the conversion feature of the debenture.  The financing expenses have also been separated into equity and debt components at the same ratio as the convertible debenture.  The debt component has been classified as deferred financing costs and will be applied against income over the period of the financing, included in interest expense. The financing costs for the equity component have been treated as a capital transaction and applied against the equity component.

The contingent warrant modification had no material impact for Canadian or U.S. GAAP purposes.

December 2007 debenture

During the month of December 2007, the Company completed a non-brokered private placement consisting of a secured convertible debenture of $500,000. The lender was Quorum Investment Pool (QIP).  The convertible debenture matures on December 13, 2012 and interest is payable on the outstanding principal amount at a rate of 8% per annum, payable quarterly beginning in March 2009 as the first year’s interest was paid in advance. The convertible debenture is also subject to certain debt covenants.

At the option of the holder, the principal amount outstanding under the convertible debenture may be converted into common shares at any time until maturity at a price of $0.10 per share. The Company has the right to force a conversion at any time after the third anniversary if the holder would receive an internal rate of return of 25%, not including interest paid to the conversion date, and the common shares of the Company are trading on the Toronto Stock Exchange or TSX Venture Exchange with a minimum agreed trading volume.  The Company's obligations under the convertible debenture are collateralized by a first charge on all of the Company’s assets.  The Company agreed to pay the holder a structuring fee of $15,000 in respect of the placement.

The convertible debenture was accounted for as a compound debt instrument and proceeds were allocated between debt and equity using the residual method whereby the debt component was valued and the residual was allocated to equity items.

The Company has determined the fair value of the liability portion of the convertible debenture upon issuance to be approximately $340,000 using a net present value calculation.  The fair value of the liability portion will be accreted to the convertible debenture face value of $500,000 through interest expense charges computed at 20% per annum through December 13, 2012. The balance of the convertible debenture, approximating $163,000 ($134,000 approx. net of costs) has been credited to equity and represents the value ascribed to the conversion feature of the debenture.  The financing expenses have also been separated into equity and debt components at the same ratio as the convertible debenture.  The debt component has been classified as deferred financing costs and will be applied against income over the period of the financing, under interest expense. The financing costs for the equity component have been treated as a capital transaction and applied against the equity component.

During 2007, CICA Section 3855 and Section 3861 were adopted. The deferred financing costs which were being amortized throughout the term and any remaining prepaid interest amounts have now been netted against the convertible debenture as per the policy.

12.  Convertible Debenture (cont’d):

At December 31, 2007, the Company was in violation of EBITDA and current ratio covenants in relation to this convertible debenture, however, the Company has obtained a waiver of these covenants from the lender. The covenants apply each quarterly period and are assessed at that time. If the Company forecasts that they will be in violation in regards to the covenants in future periods then the Company will reclassify the convertible debentures to current liability even if the lender provides a waiver (EIC 59).

Debenture cash requirements:

The following table summarizes the long-term cash commitments relating to the convertible debentures. The difference between the value of $1,640,382 as per the balance sheet and the $2,666,334 value as per the table below is related to the accretion of the debt and periodic cash interest payments.

Year
2008	176,000
2009	1,870,334
2010	40,000
2011	40,000
2012	540,000
Total	$2,666,334

13.

Share capital:

(a)

Authorized:

100,000,000 common shares without par value

50,000,000 preferred shares without par value, non-voting, issuable in one or more series

(b)

Issued

	Number of common shares	Amount
Balance, December 31, 2005	42,475,588	$34,912,723

Issued during the period for cash:
Private Placements	600,000	270,000
Issued for settlement of accounts payable	918,525	413,336
Share issuance costs	-	(25,697)

Balance, December 31, 2006	43,994,113	35,570,362

Issued during the period for cash:
Options exercised	666,670	99,320
Issued for settlement of accounts payable	120,662	48,264

Balance, December 31, 2007	44,781,445	$35,717,946

13.

Share capital (cont’d):

(c)

Warrants:

At December 31, 2006, and December 31, 2007, the following warrants were outstanding:

December 31, 2006	Granted	Exercised	Expired	December 31, 2007	Exercise price	Expiry date
2,557,785	-	-	2,557,785	-	$0.55	January 11, 2007
300,000	-	-	300,000	-	$0.50	March 2, 2007
-	120,662	-	-	120,662	$0.50	February 19, 2009
2,857,785	120,662	-	2,857,785	120,662

The 120,662 warrants issued on February 19, 2007 for the settlement of an account payable of $48,265, carry an exercise price of $0.50 for the first year and $0.75 in the second year. The warrants expire on February 19, 2009.

Performance warrants:

On July 14, 2006, the Company issued a convertible debenture for proceeds of $1,600,000 (Note 12). Under the terms of the debenture, the Company will issue 2,350,000 ‘under-performance’ warrants if after the second anniversary of the debenture, the Company’s common shares are not trading at greater than $0.45 per share, based on a 30 day weighted average. Each warrant would entitle the holder to acquire one common share at any time up to December 15, 2009 at $0.30 per share. An amendment in May, 2007 changed the warrant exercise price to $0.25.

 (d)

Options:

The Company has a stock option plan that was most recently re-approved at the Company’s annual general meeting of shareholders on May 11, 2007.  Under the terms of the plan, the Company may reserve up to 8,956,289 common shares for issuance under the plan.  The Company has granted stock options under the plan to certain employees, Directors, advisors and consultants.  These options are granted for services provided to the Company.  All existing options granted prior to November 25, 2003; expire five years from the date of grant.  All options granted subsequent to November 25, 2003, expire three years from the date of the grant.  All options vest one-third on the date of the grant, one-third on the first anniversary of the date of the grant and one-third on the second anniversary of the date of the grant.

A summary of the status of the Company’s stock options at December 31, 2007 and December 31, 2006 and changes during the periods ended on those dates are presented below:

	December 31, 2007		December 31, 2006
	Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding, beginning of period	8,292,500	$0.32	5,415,500	$0.67
Granted	3,755,533	0.09	5,246,468	0.25
Exercised	(666,670)	0.10	-	-
Cancelled	(4,501,753)	0.35	(2,369,468)	0.65
Outstanding, end of period	6,879,610	$0.20	8,292,500	$0.32

13.  Share Capital (cont’d):

(d)   Options (cont’d):

The following table summarizes information about stock options outstanding at December 31, 2007:

	Options Outstanding			Options Exercisable
Exercise price	Number of options	Weighted average remaining contractual life	Weighted average exercise price	Number of options	Weighted average exercise price
$0.05	200,000	2.81	$0.05	66,667	$0.05
$0.06	6,000	2.66	$0.06	2,000	$0.06
$0.07	957,500	2.71	$0.07	319,167	$0.07
$0.09	216,311	2.20	$0.09	72,104	$0.09
$0.10	1,606,830	2.27	$0.10	124,501	$0.10
$0.11	100,000	2.10	$0.11	33,333	$0.11
$0.12	34,722	1.94	$0.12	23,148	$0.12
$0.13	894,060	1.93	$0.13	596,040	$0.13
$0.15	10,000	1.84	$0.15	6,667	$0.15
$0.16	500	1.84	$0.16	333	$0.16
$0.17	10,000	1.49	$0.17	6,667	$0.17
$0.20	317,056	1.67	$0.20	211,371	$0.20
$0.21	946,667	1.62	$0.21	631,111	$0.21
$0.25	5,000	1.41	$0.25	3,333	$0.25
$0.31	40,000	1.23	$0.31	26,667	$0.31
$0.35	12,000	0.84	$0.35	8,667	$0.35
$0.36	5,999	0.13	$0.36	5,999	$0.36
$0.39	12,000	0.56	$0.39	12,000	$0.39
$0.40	6,666	0.22	$0.40	6,666	$0.40
$0.45	1,498,299	0.67	$0.45	1,340,077	$0.45

	6,879,610	1.81	$0.20	3,496,518	$0.27

The weighted average exercise price of employee stock options granted during the period ended December 31, 2007 was $0.09 (2006-$0.25) per share purchase option. The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model using the following average inputs:  volatility – 71% (2006-58%); risk free interest rate - 5% (2006-5%); option term - 3 years (2006-3 years); and dividend yield – nil (2006-nil).  The total compensation expense of $209,855 (2006-$797,729) has been allocated to the expense account associated with each individual employee expense and credited to contributed surplus.

(e)

Conversion rights

Amount
Balance, December 31, 2005	$-

July 2006 convertible debenture	365,749
Balance, December 31, 2006	$365,749

Transition adjustment on adoption of new policy (note 2a)	(13,207)
Adjusted Balance, December 31, 2006	$352,542

May 2007 convertible debenture	14,546
December 2007 convertible debenture	$133,860
Balance, December 31, 2007	$500,948

14.

Contributed surplus

Amount
Balance, December 31, 2005	2,639,702

Value of options expensed-2006	797,729
Value of options exercised-2006	-

Balance, December 31, 2006	3,437,431

Value of options expensed-2007	209,855

Value of options exercised-2007	(32,653)

Balance, December 31, 2007	$3,614,633

15.

Related-party transactions not disclosed elsewhere are as follows:

At December 31, 2007, accounts payable and accrued liabilities included $441,154 (at December 31, 2006 - $230,215) owed by the Company to directors, officers and companies controlled by directors and officers of the Company. These amounts are unsecured, non-interest bearing and payable on demand and consist of unpaid fees and expenses recorded at the exchange amount which is the amount agreed to by the parties.

The Company has a consulting agreement with Trivett Holdings Ltd., a Company controlled by Roy Trivett, the Company’s President and Chief Executive Officer.  The contract consists of an annual fee of $200,000.  The agreement extends for 12 months from January to December each year if renewed unless terminated.  Either party may terminate the agreement on notice given not less than, in the case of Visiphor, six (6) months and in the case of Trivett Holdings Ltd, 1 month in advance.  The six months’ notice from Visiphor is a severance allowance under the agreement. In September 2007, Trivett Holdings Ltd. agreed to take a reduction to the annual fee of $200,000 to $120,000 for the year.

The Company has a consulting agreement with AG Kassam and Associates, Inc., a Company controlled by Al Kassam, the Company’s Vice President, Delivery and Product. The contract consists of an annual fee of $166,000.  The agreement extends for 12–month periods and is renewed automatically each year unless terminated in the manner provided for under the agreement.  Either party may terminate the agreement on notice given not less than, in the case of Visiphor, 12 months and in the case of AG Kassam and Associates, Inc., one- months notice in advance.  The twelve months’ notice from Visiphor is a severance allowance under the agreement. In September 2007, AG Kassam and Associates, Inc. agreed to take a reduction to the annual fee of $166,000 to $120,000 for the year.

16.

Income taxes:

Income tax expense differs from the amount that would be computed by applying the federal and provincial statutory income tax rates of 33% (2006 – 34.12%) to income before taxes.

The effective income tax rates differ from the Canadian statutory rates for the following reasons:

2007

2006

Canadian statutory rates		34.12%		34.12%
	$		$
Canadian federal and provincial taxes		(849,545)		(2,278,660)
Non-deductible items		169,374		866,841
Permanent and other differences		(79,849)		291,227
Effect of tax rate change		761,952		72,878
Non-capital losses expired		1,034,177		857,512
Changes in valuation allowance		(1,036,109)		190,202

		$-		$-
Future income tax assets:
Non-capital losses carried forward		$8,517,896		$9,550,857
Capital assets		321,835		366,311
Financing costs		113,262		153,381
Future income tax liability
Intellectual property and other assets		(175)		(81,623)
Future income tax assets net		8,952,817		9,988,926
Less valuation allowance		(8,952,817)		(9,988,926)
Net future income tax assets and liabilities		$-		$-

In assessing whether the benefits of future tax assets will be realized, management considers whether it is more likely than not that some portion or all of the future tax assets will be realized.  The ultimate realization of the future tax assets is dependant upon the generation of future taxable income during the periods in which those temporary differences become deductible.

As at December 31, 2007, the Company has non-capital loss carry forwards aggregating approximately $26,767,000 available to reduce taxable income otherwise calculated in future years.  These losses expire as follows:

2008	4,129,000
2009	6,508,000
2010	3,734,000
2014	2,831,000
2015	3,583,000
2026	4,176,000
2027	1,806,000

17.

Commitments:

The Company is committed to the following operating lease and capital lease payments over the next five years:

Year		Equipment		Building		Total
	$		$		$
2008		103,562		218,203		321,765
2009		45,636		201,478		247,114
2010		17,030		-		17,030
2011		-		-		-
2012		-		-		-
		$166,228		$419,681		$585,909

The Company’s head office in Burnaby, B.C. leases space under a sublease of 10,938 square feet which expires December 30, 2009. The monthly rent is $16,908. In March 2007, the Company found a tenant to sublease the office space in Vancouver, B.C. of 4,128 square feet with monthly rent of $7,000 which was the old Sunaptic office. The Sunaptic lease was to expire on September 29, 2008. This space was no longer used by the Company and had been sublet as of March 1, 2007 to cover the Company’s costs. Subsequent to the year end and on February 29, 2008, the landlord agreed to release all parties from the lease with no additional cost to Visiphor.

18.

Restructuring charge:

The Company recorded a restructuring charge of $102,462 during the first quarter of 2006 for severance costs associated with staff reductions due to the integration of its operations with those of its subsidiary, Sunaptic. There were no such charges recorded for the year ended December 31, 2007.

19.

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

20.

Segmented information:

The Company operates in two segments, being the development and sale of software applications and solutions and the provision of business integration consulting services. Management of the Company makes decisions about allocating resources based on these two operating segments.

As at and for the year ended December 31, 2007

	Software Sales and Related Services	Consulting Services	Total

Revenue	$886,807	$3,416,288	$4,303,095

Operating Expenses	3,671,074	2,161,428	5,832,502
Interest Expense	323,202	172,134	495,336
Amortization of Capital Assets	125,626	73,394	199,020
Amortization of Intangibles	27,777	238,667	266,444
Total Expenses	4,147,679	2,645,623	6,793,302

Net Profit (Loss)	$(3,260,872)	$770,665	$(2,490,207)

Total Assets	$367,110	$2,397,122	$2,764,232
Intangible Assets
Goodwill	$-	$1,684,462	$1,684,462
Other Intangible Assets	$-	$198,892	$198,892
Equipment, net	$192,864	$112,675	$305,539
Non-cash Stock-based Compensation	$132,465	$77,390	$209,855
Additions to Capital Assets	$60,253	$35,201	$95,454

As at and for the year ended December 31, 2006

	Software Sales	Consulting Services	Total

Revenue	$1,967,497	$4,415,886	$6,383,383

Operating Expenses	7,304,924	3,612,240	10,917,164
Interest Expense	268,960	25,095	294,055
Amortization of Capital Assets	166,039	73,427	239,466
Amortization of Intangibles	1,198,997	412,072	1,611,069
Total Expenses	8,938,920	4,122,834	13,061,754

Net Profit (Loss)	$(6,971,423)	$293,052	$(6,678,371)

Total Assets	$1,099,190	$2,820,057	$3,919,247
Intangible Assets
Goodwill	$-	$1,684,462	$1,684,462
Intellectual Property	$27,778	$-	$27,778
Customer Relationships	$-	$238,667	$238,667
Equipment, net	$330,684	$84,022	$414,706
Non-cash Stock-based Compensation	$649,363	$148,366	$797,729
Additions to Capital Assets	$50,552	$67,975	$118,527

20.

Segmented information (cont’d):

Substantially all revenue is derived from sales to customers located in Canada, the United States and the United Kingdom.  Geographic information is as follows:

	2007	2006
Canada	$3,430,103	$4,039,282
United States	725,521	2,316,807
United Kingdom	147,471	27,294
	$4,303,095	$6,383,383

Substantially all of the Company’s equipment is in Canada.

Major customers, representing 10% or more of total revenue are:

	2007	2006
Customer A	$1,810,030	$1,585,633
Customer B	641,145	857,746
Customer C	-	66,437

21.

Subsequent Events:

On March 12, 2008, the Company completed a non-brokered private placement consisting of a secured convertible debenture of $1,750,000. The lender was Quorum Investment Pool (QIP).  The convertible debenture matures on March 11, 2012 and interest is payable on the outstanding principal amount at a rate of 8% per annum, payable quarterly beginning in March 2009 as the first year’s interest was paid in advance. The convertible debenture is also subject to certain EBITDA and current ratio debt covenants.

At the option of the holder, the principal amount outstanding under the convertible debenture may be converted into common shares at any time until maturity at a price of $0.10 per share. The Company's obligations under the convertible debenture are collateralized by a first charge on all of the Company’s assets.  The Company agreed to pay the holder a structuring fee of $52,500 in respect of the placement.

Due to the fact that QIP, if all debt is converted into common shares, may own more than 20% of the Company or establish significant influence, shareholder approval is required. The Company received $800,000 immediately and the remaining $950,000 is held in a lawyers trust and will be disbursed once shareholder approval is obtained. The Company plans to have this vote before May 10, 2008.

22.

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

(a)

Stock-based compensation:

As described in note 13, the Company has granted stock options to certain employees, directors, advisors, and consultants.  These options are granted for services provided to the Company.  For Canadian GAAP purposes, the Company accounts for all stock-based payments to non-employees made subsequent to January 1, 2002 and to employees made subsequent to January 1, 2003 using the fair value based method.

22.

United States generally accepted accounting principles (cont’d):

Under U.S. GAAP

•

Options granted to non-employees prior to January 1, 2002 are also required to be measured and recognized at their fair value as the services are provided and the options are earned.

•

During the years ended December 31, 2001 and 2002, the Company repriced certain options which were accounted for as variable options resulting in net increases in the Black-Scholes value of the underlying common share market price between repricing and exercise, expiring or forfeiture of the options.

•

An enterprise recognizes or, at its option, discloses, the impact on net loss of the fair value of stock options and other forms of stock-based compensation awarded to employees.  While the Company has elected under U.S. GAAP to adopt fair value accounting for options awarded to employees on or after January 1, 2003, the Company has elected to continue to measure compensation cost for stock options granted to employees prior to January 1, 2003 by the intrinsic value method.

On January 1, 2006, the Company adopted Statement of Financial Account Standards (“SFAS”), “Share-Based Payment” (“SFAS 123(R)”), which requires the expensing of all options issued, modified or settled based on the grant date fair value over the period during which an employee is required to provide service (vesting period).

The Company adopted SFAS 123(R) using the modified prospective approach, which requires application of the standard to all awards granted, modified, repurchased or cancelled on or after January 1, 2006, and to all awards for which the requisite service has not been rendered as at such date.  Since January 1, 2003, the Company has been following the fair value based approach prescribed by SFAS 123, as amended by SFAS 148, for stock option awards granted, modified or settled on or after such date.  As such, the application of SFAS 123(R) on January 1, 2006 to all awards granted prior to its adoption did not have a significant impact on the financial statements.  In accordance with the modified prospective approach, prior period financial statements have not been restated to reflect the impact of SFAS 123(R).  The prospective adoption of this U.S. GAAP pronouncement creates no new differences with the Company’s stock compensation expense reported under Canadian GAAP.

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

22.

United States generally accepted accounting principles (cont’d):

(d)

Convertible debentures:

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

For U.S. GAAP purposes, the relative fair value method was applied to bifurcate the contingent warrants from the debt instrument whereby debt and contingent warrants were fair valued.  Issuance costs were allocated proportionally to each component.  The warrants were evaluated as equity as they contain no net cash settlement terms outside of the control of the Company.  The conversion feature of the debt did not meet the requirements for bifurcation.

The fair value of the warrants has been estimated to be $129,593 using the Black-Scholes option pricing model using the following average inputs:  volatility - 51%; risk free interest rate - 5% (2006-5%); option term – 1 5/12 years; and dividend yield – nil (2006-nil).

The subsequent convertible debentures issued in December 2007 and March 2008 did not have any contingent warrants.

22.

United States generally accepted accounting principles (cont’d):

(e)

Comprehensive loss:

Comprehensive loss equals net loss for all periods presented.

The effect of these accounting differences on contributed surplus, the equity and debt components of the convertible debenture, deficit, net loss, and net loss per share are as follows:

	As at December 31, 2007	As at December 31, 2006
Contributed Surplus, Canadian GAAP	$3,614,633	$3,437,431
Cumulative stock based compensation (a)	1,380,198	1,380,198
Beneficial conversion options (b)	208,200	208,200
Warrants issued for services (c)	722,000	722,000
Contingent warrants (d)	129,593	129,593
Additional paid-in capital, U.S. GAAP	$6,054,624	$5,877,422

Equity Components of Convertible Debenture, Canadian GAAP	$500,948	$365,479
Equity components of convertible debenture (d)	(500,948)	(365,479)
Equity Components of Convertible Debenture, U.S. GAAP	$-	$-

Deferred financing charges, Canadian GAAP	$-	71,142
Valuation differences (d)	181,545	32,604
Accretion differences (d)	(54,849)	(4,373)
Deferred financing charges, U.S. GAAP	126,696	99,373

Convertible debenture, Canadian GAAP	$1,640,382	$1,231,300
Valuation differences (d)	552,813	268,755
Accretion differences (d)	(78,614)	(25,131)
Convertible debenture, U.S. GAAP	$2,114,581	$1,474,924

Deficit, Canadian GAAP	$(42,459,057)	$(39,968,850)
Cumulative stock based compensation (a)	(1,380,198)	(1,380,198)
Beneficial conversion options (b)	(208,200)	(208,200)
Warrants issued for services (c)	(722,000)	(722,000)
Transition adjustment (note2a)	11,206	-
Convertible debenture (d)	23,765	20,758
Deficit, U.S. GAAP	$(44,734,484)	$(42,258,490)
	Twelve months ended December 31,
	2007	2006
Net Loss for the period, Canadian GAAP	$(2,490,207)	$(6,678,371)
Accretion on convertible debenture Canadian GAAP (d)	79,614	40,860
Deferred financing expenses deducted under Canadian GAAP (d)	-	11,206

Accretion on convertible debenture U.S. GAAP (d)	(37,337)	(15,729)
Deferred financing expenses under U.S. GAAP (d)	(39,270)	(15,579)

Net Loss for the period, U.S. GAAP	$(2,487,200)	(6,657,613)

Net Loss per share, U.S. GAAP and Canadian GAAP – basic and diluted	$(0.06)	$(0.15)

Recent accounting pronouncements:

FASB Statement No. 157, Fair Value Measurements –SFAS 157

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB staff issued a staff position that delayed the effective date of SFAS No. 157 for all non-financial assets and liabilities except for those recognized or disclosed annually. The FASB also issued FAS-157-1, “application of FASB Statement No. 157 to FASB Statement No. 13 and other Accounting Pronouncements that address Fair Value Measurements for Purposes of Lease Classifications or Measurements under SFAS Statement No. 13”. We are required to adopt the provision of SFAS 157, as applicable, beginning in fiscal year 2008. We are currently in the process of evaluating the expected effect of SFAS 157 on our results of operations and financial position.

FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities

In February 2007, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 159”). SFAS No. 159 permits an entity to choose to measure many financial instruments and certain items at fair value. The objective of this standard is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reporting earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. Entities will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, which for us would be our fiscal year beginning January 1, 2008.  We are currently evaluating the impact that the adoption of SFAS No. 159 will have on our consolidated financial statements.

FASB Statement No. 141(R) Business Combinations - SFAS No. 141(R),

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) replaces SFAS No. 141, “Business Combinations”, but retains the requirement that the purchase method of accounting for acquisitions be used for all business combinations. SFAS 141(R) expands on the disclosures previously required by SFAS 141, better defines the acquirer and the acquisition date in a business combination, and establishes principles for recognizing and measuring the assets acquired (including goodwill), the liabilities assumed and any non-controlling interests in the acquired business. SFAS 141(R) also requires an acquirer to record an adjustment to income tax expense for changes in valuation allowances or uncertain tax positions related to acquired businesses. SFAS 141(R) is effective for all business combinations with an acquisition date in the first annual period following December 15, 2008; early adoption is not permitted. We will adopt this statement as of January 1, 2009. The impact of SFAS 141(R) will have on our consolidated financial statements will depend on the nature and size of acquisitions we complete after we adopt SFAS 141(R).

FASB Statement No. 160 Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51 SFAS No. 160

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51” (SFAS 160). SFAS 160 requires that non-controlling (or minority) interests in subsidiaries be reported in the equity section of the company’s balance sheet, rather than in a mezzanine section of the balance sheet between liabilities and equity. SFAS 160 also changes the manner in which the net income of the subsidiary is reported and disclosed in the controlling company’s income statement. SFAS 160 also establishes guidelines for accounting for changes in ownership percentages and for deconsolidation. SFAS 160 is effective for financial statements for fiscal years beginning on or after December 1, 2008 and interim periods within those years. The adoption of SFAS 160 is not expected to have a material impact on our financial position, results of operations or cash flows.

Item 8.

Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 8A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report (the “Evaluation Date”).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the Securities and Exchange Commission’s rules and forms, and accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Management's Report on Internal Control Over Financial Reporting

Internal control over financial reporting is a process designed by, or under the supervision of, an issuer’s principal executive and principal financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act. Internal control over financial reporting includes those policies and procedures that:

•

Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Company’s receipts and expenditures are being made only in accordance with authorizations of its management and directors; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on criteria established in the Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management's evaluation included such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and the Company’s overall control environment. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2007. In 2006, with internal staff and independent internal control consultants, the Company developed an assessment of then current controls, reviewed existing deficiencies and developed a plan to address all known deficiencies, including issues relating to segregation of duties. As at December 31, 2006, the Company had created a design for internal control over financial reporting. However at December 31, 2007 the Company is not able to certify the operational effectiveness of internal control over financial reporting. For the Company to certify the operating effectiveness of its internal control, more internal audit and various other procedures must be conducted. Due to the financial and staffing constraints throughout 2007, the Company was not able to complete such audits and procedures.

Based on the assessment at December 31, 2007, management believes the Company has an effective design for internal controls over financial reporting however, is not able to certify the operational effectiveness of those designs. Further, management also believes that certain material weaknesses in the Company’s internal control over financial reporting exist. The Company will work to correct during 2008. The following is a summary of known material weaknesses:

Segregation of Duties

During 2007, the management of the Company believed there were deficiencies in internal control due to the lack of segregation and incompatibility of duties which could result in inaccurate financial reporting. Management continued to address some of these issues during 2007 by using other resources to try to segregate some duties and by strengthening existing controls and procedures. These remediation efforts were hindered by staff turnover during 2007. The Company has a small finance group which has made total segregation of all duties challenging. There are compensating controls which the Company relies on to reduce the likelihood that material weaknesses will occur. The Company relies on managers to review certain transactions; the Chief Financial Officer reviews all material transactions.  Also, due to the relatively small size of the business, all transactions that may be material are known to the senior management as they are aware of all activities that are occurring in the business. However, these compensating controls do not fully mitigate this material weakness.  The Company plans to further address these issues in 2008 by segregating some duties to different employees and the possible hiring of additional staff.

Controls Relating to Technology

Due to the relatively small size of the Company’s finance team, the Company uses accounting software that is off the shelf and common for a business of its size. The Company found that certain security and access features of the program were not being used. The Company realizes the importance of segregation of duties and limiting access of parts of the accounting software for different employees, however due to the limited size of the finance team; the Company cannot do so without negatively affecting the efficiency of the department. Compensating controls such as frequent reviews minimize the risk of material misstatements from occurring are employed by the Company. However, these compensating controls do not fully mitigate this material weakness.  The Company also uses a spreadsheet to track Company-issued stock options. As the reporting and tracking of these options are a complex process, the use of spreadsheets involves risks, including secure access rights, formula errors, incorrect entries due to complexity, incorrect reporting and other spreadsheet related issues. The Company plans to further address both of these issues in 2008 by evaluating and/or purchasing different software.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Other than the foregoing, during the year ended December 31, 2007, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Notwithstanding the foregoing, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Company’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Company and its subsidiaries to disclose material information otherwise required to be set forth in the Company’s periodic reports; however, the Company’s disclosure controls and procedures are designed to provide reasonable assurance that they will achieve their objective of ensuring that information required to be disclosed in the reports the Company files or submits under the Exchange Act is  recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Item 8B. Other Information.

None

Part III

Item 9.

Directors, Executive Officers, Promoters, Control Person and Corporate Governance; Compliance With Section 16(a) of the Exchange Act.

Executive Officers and Directors

The following table sets forth certain information concerning the Company’s executive officers and Directors as of April 3, 2008:

Name

Age

Position with the Company

Oliver “Buck” Revell

69

Chairman of the Board

Roy Davidson Trivett

60

Chief Executive Officer and Director

Al Kassam

45

Senior Vice-President and Director

Keith Kretschmer

73

Director

Michael C. Volker(1)

59

Director

Clyde Farnsworth(1)

67

Director

Wanda Dorosz(1)

57

Director

Michael E. Goffin

37

Director

Sunil Amin

32

Chief Financial Officer

___________________________

(1)

Audit Committee Member

Oliver "Buck" Revell was appointed as the Company’s Chairman of the Board in January 2000.  Mr. Revell served for over 30 years in the United States Federal Bureau of Investigation, and during his career advanced to the position of Associate Deputy Director.  Mr. Revell has served on a number of Presidential and Vice Presidential task forces, including as Vice-Chairman of the Interagency Group for Counter-Intelligence and as a member of both the National Foreign Intelligence Board and the Terrorist Crisis Management Committee of the National Security Council.  Mr. Revell is a life member of the International Association of Chiefs of Police, and the founding Chairman of its Committee on Terrorism. Mr. Revell was President of the Law Enforcement Television Network from 1999 to 2004 and also serves as a Trustee of the Center for American and International Law in Dallas, Texas and as President of the Institute for the Study of Terrorism and Political Violence in Washington D.C.

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

Al Kassam was appointed as the Company’s Vice President, Sales in April 2004.  He originally joined the Company as Vice President, Technology and Development, Chief Technology Officer and Director in November 2003, upon completion of the acquisition of Briyante Software Corp. Mr. Kassam was President and Chief Executive Officer of Briyante from October 2001 until November 2003 where he oversaw the development of the firm from a research and development organization to a developer and marketer of data-sharing products in the North American Justice market. From April 1995 to October 2001, he was a co-founder and Managing Partner of Benchmark Technologies Inc., an IT consulting firm engaged in the development of custom software for business to business data exchange. Mr. Kassam has 18 years of information technology experience.  Mr. Kassam holds a Bachelor of Science from Simon Fraser University and a Masters of Business Administration from the University of British Columbia.

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

Clyde Farnsworth became a Director of the Company in March 2004.  Mr. Farnsworth served as the Director of Reserve Bank Operations and Payment Systems for the Board of Governors of the United States Federal Reserve System prior to retirement in June 1999. As the Director, Mr. Farnsworth had responsibility for operations of the twelve Federal Reserve banks on behalf of the Federal Reserve Board. During his term, he represented the Board of Governors on the following: Group of Ten Committees of the Bank for International Settlements; the Committee on Payment and Settlement Systems; the Group of Computer Experts; and the Security Experts. Mr. Farnsworth’s duties also included automation and communication planning, financial planning, financial control, and budgeting for the twelve Reserve Banks. Prior to joining the Federal Reserve Board in 1975, he served as an officer and economist at the Federal Reserve Bank of Richmond, Virginia, from August 1969 to August 1975.  He was a professor of economics at Virginia Tech from 1967 to 1969, and was an Adjunct Professor at the University of Richmond and at Virginia Commonwealth University while working at the Richmond Federal Reserve Bank.  Mr. Farnsworth holds a Bachelor of Arts degree in mathematics, a Master of Arts degree in finance, and a Ph.D. in economics.

Wanda Dorosz became a Director of the Company in August 2006.  Ms. Dorosz is currently the Chairman and CEO of Quorum Group of Companies (“Quorum”).  Ms. Dorosz is a founder and the Chairman and CEO of Quorum which operate out of Toronto, New York and Bermuda.  From 1976 until 1987, Ms. Dorosz practiced law, specializing in tax and corporate finance issues primarily related to Canadian and U.S. technology companies. She is currently a director of numerous private, public and not-for-profit organizations including CCR Technologies Ltd., Wellpoint Systems Inc., LxSix Photonics Inc., Positron Technologies Inc., NGRAIN Technology and Products, York University Schulich Business School Advisory Board, and Top 40 Under 40 Board of Directors.  Some of her prior directorships include Investors Group, the Residential Equities Board of Trustees, the University of Toronto Governing Council, Toronto Stock Exchange Advisory Council, Abitibi-Price Office Products, Positron Fibre Systems, PC DOCS Group International, Inc., Promis Systems Corporation, Enghouse Systems Limited, National Advisory Board on Science and Technology (NABST), an appointment of the Prime Minister, Director and Executive Committee Member of the Harbourfront Corporation, Anderson Consulting (now Accenture) Canadian Advisory Board, and the Ontario Centre for Microelectronics. She has been a national judge of the Canadian Entrepreneur Program for a number of years.

Michael E. Goffin became a Director of the Company in March 2008.  Mr. Goffin joined Quorum Group of Companies, Quorum Funding Corporation (“Quorum”), in 1997 where he has since gained over ten years of investment, accounting and corporate financial experience. Prior to 1997, he held various progressive financial positions in the service industry and manufacturing sector. Mr. Goffin sits on Quorum’s Technology Advisory Committee, and is a board member of several publicly listed companies. His primary focus is on the management of portfolio investments, financial structuring, strategic modelling and due diligence. He also contributes to the Quorum mergers and acquisitions and divestiture team, including the sale of Newstar E-commerce to BCE Emergis. Mr. Goffin graduated from the University of Toronto with a Bachelor of Arts degree in Economics and Environmental Management in 1994 and holds a Certified General Accountant designation.

Sunil Amin joined Visiphor in August 2006 and has served as the Company’s Controller from August 2006 to February 2007, at which time he was appointed Chief Financial Officer. From 2003 to 2005, Mr. Amin was with Stockgroup Media Ltd., which is a leading financial media company focused on user-generated content and collaborative technologies.   Prior to Stockgroup Media Ltd., Mr. Amin was involved with financial services at TD Canada Trust. Mr. Amin holds a Certified General Accountant designation.

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

Audit Committee and Audit Committee Financial Expert

Visiphor has established a separately-standing audit committee in accordance with Section 3(a)(58)(A) of the Exchange Act which was comprised of Clyde Farnsworth, Chairman, Mike Volker and Wanda Dorosz,  each of whom is ‘independent’ for audit committee purposes according to the listing standards of the NASDAQ Stock Market and the regulations of the SEC. As at December 31, 2007, the Board has determined that Mr. Farnsworth, who is an “independent” Director (as that term is used in Item 7(d) (3) (iv) of Schedule 14A under the Exchange Act) meets all of the criteria required of an audit committee financial expert.  The audit committee recommends independent accountants to audit its financial statements, discusses the scope and results of the audit with the independent accountants, reviews its interim and year-end operating results with its executive officers and independent accountants, considers the adequacy of the internal accounting controls, considers the audit procedures of the Company and reviews the non-audit services to be performed by the independent accountants.

Code of Ethics

Visiphor has adopted a Code of Ethics meeting the definition of “code of ethics” under Item 406 of Regulation S-B that applies to all the Company’s Directors, officers and employees. A copy of the Code of Ethics may be viewed on the Company’s website at www.visiphor.com under “Company/Governance”.

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

Item 10.  Executive Compensation.

Compensation of Named Executive Officers

The following table sets forth compensation paid or earned for the year ended December 31, 2007 by the Company’s Chief Executive Officer and each of the Company’s next three most highly compensated executive officers that received compensation in excess of US$100,000 during the year (the “Named Executive Officers”).

Summary Compensation Table for 2007 (in Canadian dollars)

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards(2) ($)	Non-Equity Incentive Plan Compensa-tion ($)	Nonqualified Deferred Compensa-tion Earnings ($)	All Other Compensa-tion ($)	Total ($)
Roy Trivett Chief Executive Officer	2007 2006	172,786 168,800	N/A	N/A	13,487 69,157	N/A	N/A	N/A	186,273 237,957
Sunil Amin Chief Financial Officer (1)	2007 2006	98,642 N/A	N/A	N/A	14,454 N/A	N/A	N/A	N/A	113,096 N/A
Al Kassam Senior Vice President	2007 2006	155,811 167,690	N/A	N/A	14,596 35,633	N/A	N/A	N/A	170,407 203,323

(1)

Sunil Amin became the Chief Financial Officer as at February 2007.

(2)

The amounts in this column reflect the dollar amount recognized for financial statement reporting purposes for the fiscal years ended December 31, 2007 and 2006 in accordance with FAS 123(R) of option awards pursuant to the Company’s stock option plan and thus may include amounts from awards granted in and prior to 2007.  Assumptions used in the calculations of these amounts are included in footnote 13 to the Company’s audited financial statements for the fiscal year ended December 31, 2007 included in this Annual Report.

Employment Agreements

Visiphor has a consulting agreement with Trivett Holdings Ltd., a Company controlled by Roy Trivett, the Company’s Chief Executive Officer.  The contract consists of an annual fee of $200,000.  The agreement extends for 12 months from January to December each year if renewed unless terminated.  Either party may terminate the agreement on notice given not less than, in the case of Visiphor, six (6) months’ or, in the case of Trivett Holdings Ltd, 1 month’s notice.  The six months’ notice from Visiphor is a severance allowance under the agreement. During 2007, Trivett Holdings Ltd. agreed to take a reduction to the annual fee of $200,000 to $120,000 for the remainder of the year.

Visiphor has a consulting agreement with AG Kassam and Associates, Inc., a Company controlled by Al Kassam, the Company’s Senior Vice President. The contract consists of an annual fee of $166,000.  The agreement will extend for 12-month periods and is renewed automatically each year unless terminated in the manner provided for under the agreement.  Either party may terminate the agreement on notice given not less than, in the case of Visiphor, twelve months’ or, in the case of AG Kassam and Associates, Inc., one month’s notice.  The twelve months’ notice from Visiphor is a severance allowance under the agreement. During 2007, AG Kassam and Associates, Inc. agreed to take a reduction to the annual fee of $166,000 to $120,000 for the remainder of the year.

The following table includes certain information with respect to the value of all previously awarded unexercised options held by the Named Executive Officers at December 31, 2007.

Outstanding Equity Awards at 2007 Fiscal Year-End

Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Roy Trivett	270,000 133,334 322,963 18,519 0 100,000	0 66,667 161,481 37,037 306,667 200,000	N/A	0.45 0.21 0.13 0.085 0.10 0.07	June 24, 2008 (1) August 15, 2009 (2) December 6, 2009(3) March 5, 2010(4) April 19, 2010(5) September 17, 2010(6)
Sunil Amin	33,334 33,333 83,333	16,666 66,667 166,667	N/A	0.10 0.11 0.07	November 21, 2009(7) February 6, 2010(8) September 17, 2010(6)
Al Kassam	180,000 66,667 20,237 16,178 0 83,333	0 33,333 10,119 32,355 66,667 166,667	N/A	0.45 0.21 0.13 0.085 0.10 0.07	June 24, 2008(1) August 15, 2009(2) December 6, 2009(3) March 5, 2010(4) April 19, 2010(5) September 17, 2010(6)

All options are granted for a period of three years.  One-third of the options vest on the date of grant, one-third on the first anniversary of the date of grant and one-third on the second anniversary of the date of grant.

(1)

Fully vested.

(2)

Will be fully vested on August 15, 2009.

(3)

Will be fully vested on December 6, 2008.

(4)

Will be fully vested on March 5, 2009.

(5)

Will be fully vested on April 19, 2009.

(6)

Will be fully vested on September 17, 2009.

(7)

Will be fully vested on November 21, 2008,

(8)

Will be fully vested on February 6, 2009.

Compensation of Directors

The following table provides compensation information for the fiscal year ended December 31, 2007 for each of the Company’s non-employee members of the Board.

Director Compensation for 2007

Name(1)	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings	All Other Compen-sation ($)	Total ($)
Oliver Revell Chairman of the Board	16,500	N/A	1,633	N/A	N/A	N/A	18,133
Clyde Farnsworth	16,750	N/A	2,048	N/A	N/A	N/A	18,798
Norman Inkster	2,250	N/A	N/A	N/A	N/A	N/A	2,250
Keith Kretschmer	13,750	N/A	8,579	N/A	N/A	N/A	22,329
Michael Volker	19,200	N/A	3,265	N/A	N/A	N/A	22,465
Wanda Dorosz	5,250	N/A	N/A	N/A	N/A	N/A	5,250

(1)

Roy Trivett and Al Kassam are not included in this table as they are employees of the Company and thus receive no compensation for services as directors on the Board.  The compensation received by Messrs. Trivett and Kassam as employees of Visiphor is shown in the Summary Compensation Table on page 69.

(2)

The amounts in this column reflect the dollar amount recognized for financial statement reporting purposes for the fiscal years ended December 31, 2007 in accordance with FAS 123(R) of option awards pursuant to the Company’s stock option plan and thus may include amounts from awards granted in and prior to 2007.  Assumptions used in the calculations of these amounts are included in footnote 13 to the Company’s audited financial statements for the fiscal year ended December 31, 2007 included in this Annual Report.

During the most recently completed financial year ended December 31, 2007, there was cash compensation accrued of $73,700 for fees earned by Visiphor’s directors however as of December 31, 2007 these were not actually paid.  The Company compensates Directors that do not receive compensation as consultants or employees on a fee per meeting attended basis. There were eight meetings during 2007. The payment structure, approved on August 10, 2007,  $5,000 for personal attendance for the Chairman at full Board meeting and $3,000 for attendance by telephone; $2,500 for committee Chairman for personal attendance at full committee meetings and $1,500 for attendance by telephone and $900 for personal attendance at Board meetings and $450 for attendance by telephone to Board meetings.  The payment structure from January, 2007 to August 10, 2007 was $2,500 for personal attendance at full Board meetings, $1,500 for attendance by telephone; and $1,000 for personal attendance at committee meetings and $750 for attendance by telephone to committee meetings.

The Company reimburses Directors for expenses incurred in connection with their services as directors.  The Company may grant stock options to its directors of which the timing, number, and exercise price are established on a case-by-case basis.  The Compensation Committee (the “Committee”) is appointed by the Board of the Company from members of the Board of Directors, all of which are independent non-employee directors. No director may serve on the Committee unless he or she (i) is a "Non-employee Director" for purposes of Rule 16b-3 under the Securities Exchange Act of 1934, as amended, and (ii) satisfies the requirements of an "outside director" for purposes of Section 162(m) of the Internal Revenue Code of 1986, as amended.  The Committee Chair and members are designated annually by a majority of the full Board, and may be removed, at any time, with or without cause, by a majority of the full Board. The Compensation Committee administers the incentive compensation plan and makes the recommendation to grant stock incentives to key employees of the Company on an annual basis.

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information concerning the number of the Company’s common shares owned beneficially as of April 3, 2008 by: (i) each Named Executive Officer of the Company; (ii) each Director of the Company; (iii) each person known to the Company to beneficially own more than five percent (5%) of the Company’s common shares either based upon statements filed with the Securities and Exchange Commission pursuant to Sections 13(d) or (g) of the Exchange Act or based upon information given directly to the Company by such persons if such statements were unavailable; and (iv) all of the Company’s Directors and officers as a group.  Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

TITLE OF CLASS	NAME AND ADDRESS OF BENEFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNER	PERCENT OF CLASS(1)

Common Shares	Roy Davidson Trivett(2) 2683 Country Woods Drive Surrey, BC V3S 0E6 Canada	5,415,277	11.80

Common Shares	Oliver “Buck” Revell(3) 36 Victoria Drive, Suite A Rowlett, TX 75088-6062 USA	1,609,584	3.58

Common Shares	Clyde Farnsworth(4) 2256 Mariners Way SE Southport, NC 28461 USA	532,501	1.19

Common Shares	Keith Kretschmer(5) 294 Sunshine Avenue Sequim, Washington 98382-9681 USA	1,572,501	3.49

Common Shares	Al Kassam(6) 5518 – 129th Street Surrey, BC V3X 3G4 Canada	1,004,487	2.22

Common Shares	Michael C. Volker(7) 7165 Cliff Rd West Vancouver, BC V7W 2L3 Canada	241,668	*

Common Shares	Wanda Dorosz(8) 13265 Fallbrook Trail, RR#5 Georgetown, Ontario L7G 4S8 Canada	66,668	*

Common Shares	Michael E. Goffin 3 Lorahill Road Toronto, Ontario M8Z 3M5	0	*

Common Shares	Sunil Amin(9) 7448 Broadway Burnaby, BC V5A 1S4 Canada	166,669	*

Common Shares	Robert Long(10) 1632 Matson Drive San Jose, CA 95124 USA	83,334	*

Common Shares	Quorum Secured Equity Trust (11)(12) 70 York Street, Suite 1720 Toronto, Ontario M5J 1S9 Canada	7,400,000	16.52

Common Shares	Quorum Investment Pool Limited Partnership(12)(13) 70 York Street, Suite 1720 Toronto, Ontario M5J 1S9 Canada	13,000,000	29.03

Common Shares	All Directors and officers as a group (10 persons) (14)	10,899,350	22.9

* Indicates less than one (1) percent

(1)

Based on an aggregate 44,781,445 common shares issued and outstanding as of April 3, 2008.

(2)

Includes 1,116,666 common shares issuable pursuant to stock options under the Company’s stock option plan exercisable within 60 days of April 3, 2008.

(3)

Includes (a) 152,221 common shares issuable pursuant to stock options under the Company’s stock option plan exercisable within 60 days of April 3, 2008, and (b) 990,748 common shares held by Revell Group International, a corporation in which Mr. Revell is the officer and Director.

(4)

Includes 96,667 common shares issuable pursuant to stock options under the Company’s stock option plan exercisable within 60 days of April 3, 2008.

(5)

Includes 323,334 common shares issuable pursuant to stock options under the Company’s stock option plan exercisable within 60 days of April 3, 2008.

(6)

Includes (a) 498,769 common shares issuable pursuant to stock options under the Company’s stock option plan exercisable within 60 days of April 3, 2008, and (b) 93,333 common shares held by the Kassam Trust, a trust in which Mr. Kassam the trustee.

(7)

Includes 156,667 common shares issuable pursuant to stock options under the Company’s stock option plan exercisable within 60 days of April 3, 2008.

(8)

Includes 100,000 common shares issuable pursuant to stock options under the Company’s stock option plan exercisable within 60 days of April 3, 2008.

(9)

Includes 216,666 common shares issuable pursuant to stock options under the Company’s stock option plan exercisable within 60 days of April 3, 2008.

(10)

Includes 133,333 common shares issuable pursuant to stock options under the Company’s stock option plan exercisable within 60 days of April 3, 2008.

(11)

 Quorum Secured Equity Trust holds (i) a convertible debenture in the amount of $1,600,000 convertible at any time at its option at a conversion price of $0.25 into 6,400,000 common shares; and (ii) a convertible debenture in the amount of $100,000 convertible at any time at its option at a conversion price of $0.10 into 100,000 common shares.

(12)

The Company has been informed by counsel for Quorum Secured Equity Trust and Quorum Investment Pool Limited Partnership that such funds are independent from one another and, although they are each indirectly managed by Quorum Financing Corporation, each fund independently decides how to vote and dispose of its respective share positions of the Company, such that neither fund is the beneficial owner of the shares beneficially owned by the other fund, and nor is Quorum Financing Corporation the beneficial owner of the shares beneficially owned by either fund.

(13)

Quorum Investment Pool Limited Partnership holds (i) a convertible debenture in the amount of $500,000 convertible at any time at its option at a conversion price of $0.10 into 5,000,000 common shares; and (ii) a convertible debenture in the amount of $1,750,000 convertible at any time at its option at a conversion price of $0.10 into 17,500,000 common shares, $950,000 of which is not currently outstanding or convertible as such portion of the debenture is subject to shareholder approval which has not yet been obtained.

(14)

Includes (a) 2,794,323 common shares issuable pursuant to stock options under the Company’s stock option plan exercisable within 60 days of April 3, 2008.

Equity Compensation Plan Information as of December 31, 2007
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plan approved by security holders	7,000,276	$0.20	2,076,675
Equity compensation plans not approved by security holders	-	-	-
	7,000,276	$0.20	2,076,675

Item 12.  Certain Relationships and Related Transactions, and Director Independence.

The Company has employment and consulting agreements with certain related parties.  See “Item 10 – Executive Compensation – Employment Agreements and “Item 10 – Executive Compensation – Compensation of Directors”.

Based upon information provided to the Company, the Company understands that Ms. Dorosz and Mr. Goffin are shareholders of Quorum Funding Corporation (“Quorum”), and holds less than 10% of its issued and outstanding shares.  Quorum is the general partner of QFC 1, LP (“QFC”).  QFC owns all of the outstanding securities of QIP Management Inc. (“QIP Management”).  QIP Management manages QIP.  QIP Management is paid management fees related to QIP.  As discussed in the Form 8-K filed on March 11, 2008, the Company completed a private placement with QIP of an amended and restated 8% convertible secured debenture in the principal amount of Cdn$1,750,000 maturing over a four-year period.

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

The Board of directors has determined that the following directors are independent under NASDAQ listing standards:

Oliver “Buck” Revell

Clyde Farnsworth

Keith Kretschmer

Michael C. Volker

Item 13. Exhibits.

The following exhibits are filed (or incorporated by reference herein) as part of this Form 10-KSB:

Exhibit Number	Description
2.1(7)

Share Purchase Agreement dated October 5, 2005, among Michael James Hilton, Thomas James Healy, Ronald E. Matthews, Jason Fyfe, Paul McHenry, Simon Chester, Adam Bowron, Sunaptic Solutions Inc. and Visiphor

3.1(5)	Articles of Continuance
3.2(5)	Bylaw No.1
4.1(1)	Shareholder Agreement dated February 23, 1999 among the original shareholders and the Former Visiphor Shareholders
10.1(2)	Revolving Line of Credit dated February 21, 2003 between Visiphor and Altaf Nazerali
10.2(2)	Amended and Restated Loan Agreement: Revolving Line of Credit dated April 15, 2003 between Visiphor and Altaf Nazerali
10.3(2)	General Security Agreement dated April 15, 2003 between Visiphor and Altaf Nazerali
10.4(2)	Grid Promissory Note dated February 21, 2003 between Visiphor and Altaf Nazerali
10.5(2)	Grid Promissory Note Amended and Restated dated April 15, 2003 between Visiphor and Altaf Nazerali
10.6(2)	Source Code License Agreement dated April 15, 2003 between Visiphor and Altaf Nazerali
10.7(2)	Source Code Escrow Agreement dated April 15, 2003 between Visiphor and Altaf Nazerali
10.8(3)	Debenture Agreement between Visiphor and 414826 B.C. Ltd dated May 30, 2003
10.9(4)	Consulting Agreement dated July 15, 2003 between Visiphor and Roy Trivet
10.10(6)	Visiphor Corporation Stock Option Plan
10.11(8)	Sublease Agreement between Shaw Cablesystems Limited and Visiphor
10.12(8)	Release of Claims Agreement between OSI Systems, Inc. and Visiphor dated September 14, 2005
10.13(9)	Placement Agent Agreement, effective as of November 7, 2005, between Visiphor and Certain Agents.
10.14(10) *	Lease Agreement between Bremmvic Holdings Limited and Visiphor dated September 14, 2005
10.15(10) *	Sublease agreement between International Vision Direct and Visiphor dated November 1, 2004
10.16(10) *	Consulting Agreement with Trivett Holdings and Visiphor dated January 1, 2005
10.17(10) *	Consulting Agreement with TelePartners and Visiphor dated January 1, 2005
10.18(10) *	Consulting Agreement with AG Kassam and Visiphor dated January 1, 2005
10.19(10) *	Employment Agreement with Colby James Smith and Visiphor dated January 1, 2005
10.20(10)	Consulting Agreement with Oliver “Buck” Revell and Visiphor dated January 1, 2005
10.21(11)	Convertible Secured Debenture of Visiphor in favor of Quorum Secured Equity Trust in the Principal Sum of Cdn$1,600,000, due December 15, 2009
10.22(11)	Performance Warrant to purchase up to 2,350,000 common shares of Visiphor at a price of Cdn$0.30 per common share
10.23(11)	Subscription Agreement dated July 12, 2006 addressed to Visiphor and executed by Quorum Secured Equity Trust
10.24(11)	General Security Agreement dated July 12, 2006 in favor of Quorum Secured Equity Trust between Visiphor and Quorum Secured Equity Trust
10.25(11)	Postponement and Subordination Agreement dated July 12, 2006 between Roy Trivett, Quorum Secured Equity Trust and Visiphor
10.26(11)	Postponement and Subordination Agreement dated July 12, 2006 between Keith Kretschmer, Quorum Secured Equity Trust and Visiphor
10.27(11)	Promissory Note of Visiphor dated July 12, 2006 in the amount of Cdn$85,000 payable to Roy Trivett
10.28(11)	Promissory Note of Visiphor dated July 12, 2006 in the amount of US$400,000 payable to Keith Kretschmer
10.29(11)	General Assignment of Accounts Receivable by Visiphor to Roy Trivett dated July 12, 2006
10.30(11)	General Assignment of Accounts Receivable by Visiphor to Keith Kretschmer dated July 12, 2006
10.31(12) *	Consulting Agreement between Visiphor and MIVA Holdings, Inc. dated September 16, 2006
10.32(13)	Employment Agreement between the Company and Mr. Amin dated July 18, 2006
10.33(14)	Form of Loan Agreement between the Company and Certain Investors
10.34(15)	Convertible Secured Debenture of the Company in favor of Quorum Secured Equity Trust in the Principal Sum of Cdn$100,000, due December 15, 2009
10.35(15)	Amended Convertible Secured Debenture of the Company in favor of Quorum Secured Equity Trust in the Principal Sum of Cdn$1,600,000 due December 15, 2009
10.36(15)	Amended and Restated Performance Warrant to purchase up to 2,350,000 common shares of the Company at a price of Cdn$0.25 per common share
10.37(15)	Amended Postponement and Subordination Agreement dated May 16, 2007 between Roy Trivett, Quorum Secured Equity Trust and the Company
10.38(15)	Amended Postponement and Subordination Agreement dated May 16, 2007 between Keith Kretschmer, Quorum Secured Equity Trust and the Company
10.39(16)	Consulting Agreement dated July 5, 2007 between Visiphor Corporation and the Agent named therein
10.40(17)	Subscription Agreement of Quorum Investment Pool Limited Partnership in favor of the Company dated September 28, 2007

Exhibit Number	Description
10.41(17)	Secured Debenture of the Company in favor of Quorum Investment Pool Limited Partnership in the Principal Sum of Cdn$207,693, due October 28, 2007
10.42(17)	Amended and Restated Postponement and Subordination Agreement dated September 28, 2007 between Roy Trivett, Quorum Secured Equity Trust, Quorum Investment Pool Limited Partnership and the Company
10.43(17)	Amended and Restated Postponement and Subordination Agreement dated September 28, 2007 between Keith Kretschmer, Quorum Secured Equity Trust, Quorum Investment Pool Limited Partnership and the Company
10.44(18)	Convertible Secured Debenture of the Company in favor of Quorum Investment Pool Limited Partnership, in the Principal Sum of Cdn$500,000, due December 13, 2012
10.32(13)	Employment Agreement between the Company and Mr. Amin dated July 18, 2006
10.33(14)	Form of Loan Agreement between the Company and Certain Investors
10.34(15)	Convertible Secured Debenture of the Company in favor of Quorum Secured Equity Trust in the Principal Sum of Cdn$100,000, due December 15, 2009
23.1	Consent of Grant Thornton, LLP
24.1	Powers of Attorney (included on signature page)
31.1	Section 302 Certification
31.2	Section 302 Certification
32.1	Section 906 Certification
32.2	Section 906 Certification
99.1	Risk Factors
99.2	Form 51-901F as required by the British Columbia Securities Commission

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

(11)

Previously filed as part of Visiphor’s Current Report on Form 8-K filed July 20, 2006.

(12)

Previously filed as part of Visiphor’s Current Report on Form 8-K filed on September 28, 2006.

(13)

Previously filed as part of Visiphor’s Current Report on Form 8-K filed on February 6, 2007

(14)

Previously filed as part of Visiphor’s Current Report on Form 8-K/A filed April 27, 2007

(15)

Previously filed as part of Visiphor’s Current Report on Form 8-K filed May 23, 2007

(16)

Previously filed as part of Visiphor’s Current Report on Form 8-K filed July 20, 2007

(17)

Previously filed as part of Visiphor’s Current Report on Form 8-K filed October 4, 2007

(18)

Previously filed as part of Visiphor’s Current Report on Form 8-K filed December 20, 2007

Item 14.  Principal Accountant Fees and Services.

Audit Fees

Fees billed by Grant Thornton LLP, for professional services totaled $124,614 for the year ended December 31, 2007 and $122,584 for the year ended December 31, 2006, including fees associated with the annual audit and reviews of quarterly reports on Form 10-QSB.

Audit-Related Fees

Fees for audit-related services totaled $nil for the year ended December 31, 2007.   Audit-related fees incurred for the year ended December 31, 2006 were $nil.

Tax Fees

Fees for tax services, including fees for review of the Company’s consolidated federal income tax return, billed by  Grant Thornton LLP totaled $nil for the year ended December 31, 2007 and $nil for the year ended December 31, 2006.

All Other Fees

Fees billed by Grant Thornton LLP, for professional services rendered during the fiscal years ended December 31, 2007 totaled $nil and $nil for December 31, 2006 other than those specified above.

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

There were no fees in 2007 that were not pre-approved by the Audit Committee. All services described above under the captions "Audit Fees", “Audit Related Fees",  "Tax Fees" and “All Other Fees” were approved by the Audit Committee pursuant to SEC Regulation S-X, Rule 2-01(c)(7)(i).

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Vancouver, Province of British Columbia, on April 3, 2008.

VISIPHOR CORPORATION

By:

/s/ Roy Trivett

Roy Trivett

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

Signature	Title	Date
/s/ Oliver Revell
____________________ Oliver Revell	Chairman and Director	April 3, 2008
/s/ Roy Trivett
____________________ Roy Trivett	Chief Executive Officer and Director (principal executive officer )	April 3, 2008
/s/ Sunil Amin
____________________ Sunil Amin	Chief Financial Officer (principal financial and accounting officer)	April 3, 2008
/s/ Clyde Farnsworth
____________________ Clyde Farnsworth	Director	April 3, 2008
/s/ Al Kassam
____________________ Al Kassam	Director	April 3, 2008
/s/ Keith Kretschmer
____________________ Keith Kretschmer	Director	April 3, 2008
/s/ Michael Volker
____________________ Michael Volker	Director	April 3, 2008
/s/ Wanda Dorosz
____________________ Wanda Dorosz	Director	April 3, 2008
/s/ Michael Goffin
____________________ Michael Goffin	Director	April 3, 2008

Exhibit 23.1

Consent of Independent Chartered Accountants

We have issued our report dated April 3, 2008, accompanying the consolidated financial statements included in the Annual Report of Visiphor Corporation on Form 10-KSB for the year ended December 31, 2007.  We hereby consent to the incorporation by reference of said report in the Registration Statement of Visiphor Corporation on Form S-8 (File No. 333-127738), effective August 17, 2005.

Vancouver, Canada April 3, 2008	Chartered Accountants

Audit • Tax • Advisory

Grant Thornton LLP. A Canadian Member of Grant Thornton International Ltd

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

4.

The small business issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed  under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)

Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)

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

Date: April 3, 2008

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

4.

The small business issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed  under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)

Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)

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

Date: April 3, 2008

/s/ Roy Trivett Roy Trivett Chief Executive Officer (principal executive officer)

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. § 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Visiphor Corporation (the “Company”) on Form 10-KSB for the period ended December 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Sunil Amin, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Sunil Amin Sunil Amin Chief Financial Officer (principal financial and accounting officer) April 3, 2008

Exhibit 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. § 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Visiphor Corporation (the “Company”) on Form 10-KSB for the period ended December 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Roy Trivett, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Roy Trivett Roy Trivett Chief Executive Officer (principal executive officer) April 3, 2008