Form 10QSB
period 2008-03-31
Visiphor CORP
filed 2008-05-30
CIK 1088393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                                                 to ___________________________________

Commission file number: 000-30090

VISIPHOR CORPORATION

 (Exact name of registrant as specified in its charter)

Canada (State or other jurisdiction of incorporation or organization)	Not Applicable (IRS Employer Identification No.)

Suite 1100 – 4710 Kingsway, Burnaby, British Columbia V5H 4M2

 (Address of principal executive offices)

(604) 684-2449

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an “accelerated filer”, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐

Accelerated filer ☐

Non-accelerated filer   ☐ (Do not check if a smaller reporting company)

Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐ No ☒

As of May 9, 2008, 45,448,109 common shares of the registrant were issued and outstanding.

VISIPHOR CORPORATION

FORM 10-Q

For the Quarterly Period Ended March 31, 2008

NOTE REGARDING FORWARD-LOOKING STATEMENTS

Except for statements of historical fact, certain information contained herein constitutes “forward-looking statements,” within Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  In some cases, you can identify the forward-looking statements by Visiphor Corporation’s (“Visiphor” or the “Company”) use of the words such as “may,” “will,” “should,” “could,” “expect,” “plan,” “estimate,” “predict,” “potential,” “continue,” “believe,” “anticipate,” “intend,” “expect,” or the negative or other variations of these words, or other comparable words or phrases.  Forward-looking statements in this report include, but are not limited to, the Company’s ability to gain more professional services customers; the Company’s expectation that it will increase its sales organization throughout 2008; the entry into new contracts in the near future; and the Company’s ability to continue to reduce future operating and the Company’s expectation that it will increase technology development spending.

Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results or achievements of the Company to be materially different from any future results or achievements of the Company expressed or implied by such forward-looking statements.  Such factors include, but are not limited to the following: the Company’s limited operating history; the Company’s need for additional financing; the Company’s history of losses; the Company’s dependence on a small number of customers; risks involving new product development; competition; the Company’s dependence on key personnel; risks related to the Company’s reduction in staff levels; risks involving lengthy sales cycles; dependence on marketing relationships; the Company’s ability to protect its intellectual property rights; risks associated with exchange rate fluctuations; risks of software defects; risks associated with product liability; potential additional disclosure requirements for trades involving the issued common shares; the difficulty of enforcing civil liabilities against the Company or its directors or officers under United States federal securities laws; the volatility of the Company’s share price; risks associated with certain shareholders exercising control over certain matters; risks associated with the acquisition of Sunaptic Solutions Incorporated (“Sunaptic”) and the other risks and uncertainties described in Part II, Item 1 A of this Quarterly Report.

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

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements

The Company’s financial statements for the three-month period ended March 31, 2008 are included in response to Item 1 and have been compiled by the Company’s management.  The financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations (Part I, Item 2) and other financial information included elsewhere in this Form 10-Q.

VISIPHOR CORPORATION

Consolidated Balance Sheets

(Expressed in Canadian dollars)

(Unaudited)

March 31, 2008 and December 31, 2007

	March 31, 2008	December 31, 2007
Assets

Current assets:
Cash and cash equivalents (note 3)	$1,105,679	$128,423
Accounts receivable	528,131	356,034
Accrued revenue receivable	95,362	24,948
Prepaid expenses and deposit	65,136	65,934
	1,794,308	575,339

Equipment, net	256,992	305,539
Goodwill	1,684,462	1,684,462
Other intangible assets	163,137	198,892
	$3,898,899	$2,764,232

Liabilities and Shareholders’ Deficiency

Current liabilities:
Accounts payable and accrued liabilities (note 4)	$2,061,115	$2,328,262
Loans payable (note 5)	729,933	740,853
Deferred revenue	512,362	539,000
Capital lease obligations (note 6)	69,978	87,036
	3,373,388	3,695,151

Long-term liabilities:
Capital lease obligations (note 6)	44,739	54,229
Convertible debenture (note 7)	2,739,783	1,640,382
	2,784,522	1,694,611
Shareholders’ deficiency:
Share capital (note 8)	35,717,946	35,717,946
Contributed surplus (note 9)	3,684,154	3,614,633
Conversion rights	954,830	500,948
Obligation to issue warrants	58,000	-
Deficit	(42,673,941)	(42,459,057)
	(2,259,011)	(2,625,530)

	$3,898,899	$2,764,232
Operations and going concern (note 1)

See accompanying notes to consolidated financial statements.

VISIPHOR CORPORATION

Consolidated Statements of Operations and Deficit

(Expressed in Canadian dollars)

(Unaudited)

For the three-month periods ended March 31, 2008 and 2007

	March 31, 2008	March 31, 2007

Revenue:
Software licensing and related services	$458,102	$376,587
Professional services	905,160	754,869
Support	134,331	143,951
Other	676	1,870
	1,498,269	1,277,277

Expenses:
Administration	301,595	311,253
Amortization	110,036	121,515
Cost of materials	-	22,569
Financing expense	10,750	6,112
Interest	149,721	112,196
Sales and marketing	253,255	259,035
Professional services	586,558	615,126
Technology development	301,238	508,740

	1,713,153	1,956,546

Loss for the period	(214,884)	(679,269)

Deficit, beginning of period	(42,459,057)	(39,968,850)

Deficit, end of period	$(42,673,941)	$(40,648,119)

Loss per share – basic and diluted	$(0.00)	$(0.02)

Weighted average number of shares outstanding	44,781,442	44,114,775

See accompanying notes to consolidated financial statements.

VISIPHOR CORPORATION

Consolidated Statements of Cash Flows

(Expressed in Canadian dollars)

(Unaudited)

For the three-month periods ended March 31, 2008 and 2007

	March 31, 2008	March 31, 2007

Cash provided by (used for):

Operations:
Loss for the period	$(214,884)	$(679,269)
Items not involving cash:
Amortization of equipment and intangible assets	110,036	121,515
Share-based compensation	69,521	78,775
Accretion of debt	78,027	23,761
Amortization of deferred financing expenses	-	6,112
Foreign exchange adjustment on loan payable	14,080	(4,320)
Changes in non-cash operating working capital:
Accounts receivable	(172,097)	246,891
Accrued revenue receivable	(70,414)	67,803
Prepaid expenses and deposit	798	38,849
Accounts payable and accrued liabilities	(267,147)	75,054
Deferred revenue	(26,638)	202,776
	(478,718)	177,947

Investments:
Purchase of equipment	(1,822)	457
Capitalized Development Cost	(23,912)	-
	(25,734)	457

Financing:
Repayment of loan payable	(25,000)	(100,000)
Interest prepaid	(140,000)	-
Proceeds of convertible debentures	1,750,000	-
Financing Costs	(76,744)	-
Capital lease repayments	(26,548)	(22,253)
	1,481,708	(122,253)

Increase in cash	977,256	56,151

Cash and cash equivalents, beginning of the period	128,423	42,338

Cash and cash equivalents, end of the period	$1,105,679	$98,489

See accompanying notes to consolidated financial statements.

VISIPHOR CORPORATION

Consolidated Statements of Cash Flows, Continued

(Expressed in Canadian dollars)

(Unaudited)

For the three-month periods ended March 31, 2008 and 2007

	March 31, 2008	March 31, 2007

Supplementary information and disclosures:
Interest paid	$10,541	$23,761
Non-cash investing and financing transactions not included in cash flows:
Equipment acquired under capital lease	-	9,724
Issuance of common shares on settlement of accounts payable	-	48,265
See accompanying notes to consolidated financial statements.

VISIPHOR CORPORATION

Notes to Consolidated Financial Statements

(Expressed in Canadian dollars)

Period ended March 31, 2008 (Unaudited)

1.

Operations and going concern:

Visiphor Corporation (the “Company” or “Visiphor”) was incorporated under the Company Act (British Columbia) on March 23, 1998 under the name Imagis Technologies Inc. On July 6, 2005, the Company changed its name to Visiphor Corporation and continued under the Canada Business Corporations Act. The Company operates in two segments: (i) the development and sale of software applications and solutions and (ii) the provision of business integration consulting services.

These financial statements have been prepared on a going concern basis, which includes the assumption that the Company will be able to realize its assets and settle its liabilities in the normal course of business.  For the period ended March 31, 2008, the Company incurred a loss from operations of $214,884 and a negative operating cash flow of $478,718. At March 31, 2008, the Company had a working capital deficiency $1,579,080. Accordingly, the Company will require continued financial support from its shareholders and creditors until it is able to generate sufficient cash flow from operations on a sustained basis. Failure to obtain the ongoing support of its shareholders and creditors may make the going concern basis of accounting inappropriate, in which case the Company’s assets and liabilities would need to be recognized at their liquidation values. These financial statements do not include any adjustment due to this going concern uncertainty.

2.

Summary of Significant accounting policies:

There have been no new policies adopted or changes in the Company’s accounting policies during the three months ended March 31, 2008 from those previously disclosed in the Company’s audited consolidated financial statements for the year ended December 31, 2007, except as follows:

Development costs

The Company accounts for development costs in accordance with CICA 3450, "Research and Development Costs". Amortization of development costs deferred to future periods would commence with commercial production or use of the product and be charged as an expense on a systematic and rational basis by reference to the sale or use of the products. Deferred development costs are reviewed annually to ensure the criteria, which previously justified the deferral of costs, are still being met. When the criteria for deferment continue to be met but the amount of deferred development costs that can be reasonably regarded as assured for recovery through related future revenues, less relevant costs, is exceeded by the unamortized balance of such costs, the excess is written-off as a charge to income of the period.

3.

Cash and Cash Equivalents:

For the periods ended:	March 31, 2008	December 31, 2007

Cash on deposit	$125,679	$98,423

Short term investments	$980,000	$30,000

Cash and cash equivalents	$1,105,679	$128,423

4.

Accounts Payable and Accrued Liabilities

Accounts payable include approximately $259,970 (December 31, 2007 - $282,768) of back payroll taxes and Nil (December 31, 2007 - $107,700) of income taxes related to the Sunaptic acquisition. The tax payables are currently being paid off in accordance with a payment plan with the Canada Revenue Agency under which the balance should be paid off by October 2008. The Company is in compliance with the terms of this payment plan.

5.

Loans Payable

Unsecured loans totaling $66,000 (December 31, 2007 - $66,000) are owed to an unrelated party bearing an interest rate of 12% per annum. These loans are due on demand.

Related party loans totaling $663,933 (December 31, 2007 - $674,853) are owed to an Officer and a Director. These loans are secured with a general charge against assets and bear interest at a rate of 12% per annum. These loans are due on demand.

6.

Capital lease obligations:

The Company periodically buys or leases computer equipment that includes servers, server components and computers. The following schedule is a list of commitments under capital leasing arrangements.

	March 31, 2008	December 31, 2007
Due 2008, including buy-out options	$71,573	$104,502
Due 2009, including buy-out options	45,636	45,636
Due 2010, including buy-out options	17,030	17,030
	134,239	167,168
Implicit interest portion (9% to 21%)	(19,522)	(25,903)
	114,717	141,265
Current portion of capital lease obligations	69,978	87,036
Long-term portion of capital lease obligations	44,739	54,229

7.

Convertible Debentures

(a)

July 2006 debenture

On July 12, 2006, the Company completed a non-brokered private placement consisting of a secured convertible debenture for $1,600,000. The convertible debenture matures on December 15, 2009 and interest is payable on the outstanding principal amount at a rate of 8% per annum, payable quarterly beginning in July 2007 as the first year’s interest was paid in advance. The convertible debenture is also subject to certain debt covenants.  At the option of the holder, the principal amount outstanding under the convertible debenture may be converted into common shares at any time until maturity at a price of $0.45 per share. The Company has the right to force a conversion at any time after the third anniversary if the holder would receive an internal rate of return of 25%, not including interest paid to the conversion date, and the common shares of the Company are trading on the Toronto Stock Exchange or TSX Venture Exchange with a minimum agreed trading volume.  In addition, the Company will issue 2,350,000 “under-performance” warrants if after the second anniversary of the debenture, the Company’s common shares are not trading at greater than $0.45 per share, based on a 30-day weighted average. Each warrant would entitle the holder to acquire one common share at any time on or before December 15, 2009 at $0.30 per share.  The Company's obligations under the convertible debenture are collateralized by a first charge on all of the Company’s assets.  The Company agreed to pay the holder a structuring fee of $48,000 in respect of the placement. In respect to the under-performance warrants, during the quarter ended March 31, 2008, the Company recorded a warrant obligation of $58,000 as it seems likely that by July 12, 2008 that the Company’s common shares will not be trading at greater than $0.45 per share, based on a 30-day weighted average and that the warrants will likely be issued.

7.

Convertible Debentures (cont’d):

The convertible debenture was accounted for as a compound debt instrument and proceeds were allocated between debt and equity using the residual method whereby the debt component was valued and the residual was allocated to equity items.

The Company has determined the fair value of the liability portion of the convertible debenture upon issuance to be approximately $1.2 million using a net present value calculation.  The fair value of the liability portion will be accreted to the convertible debenture face value of $1.6 million through interest expense charges computed at 18% per annum through December 15, 2009. The balance of the convertible debenture, approximating $353,000, has been credited to equity and represents the value ascribed to the conversion feature of the debenture with the contingent warrants.  The related financing expenses have been attributed to the equity and debt components at the same ratio as the convertible debenture.  Financing expenses attributed to the debt component have been deducted from the initial carrying value of the debenture and will therefore be charged against income over the term of the debenture as additional interest expense.  Financing costs attributed to the equity component have been treated as a capital transaction and applied against the equity component.

(b)

May 2007 debenture

During the month of May 2007, the Company completed a non-brokered private placement consisting of a secured convertible debenture for $100,000. The lender was the same lender as the July 12, 2006 private placement. The terms of this debenture called for a conversion price of $0.10 on the $100,000 and also revised the conversion price of the July 2006 debenture to $0.25 and changed the exercise price of the under-performance warrants from $0.30 to $0.25 in the case that such warrants are issued. The security is a general charge against the assets of the Company.

The convertible debenture was accounted for as a compound debt instrument and proceeds were allocated between debt and equity using the residual method whereby the debt component was valued and the residual was allocated to equity items.

The Company has determined the fair value of the liability portion of the May 2007 convertible debenture upon issuance to be approximately $80,000 ($62,000 approx. net of costs) using a net present value calculation.  The fair value of the liability portion will be accreted to the convertible debenture’s face value of $100,000 through interest expense charges computed at 21% per annum through December 15, 2009. The balance of the convertible debenture, approximating $20,000 ($15,000 approx. net of costs), has been credited to equity and represents the values ascribed to the conversion feature of the debenture.  The related financing expenses have been attributed to the equity and debt components at the same ratio as the convertible debenture.  Financing expenses attributed to the debt component have been deducted from the initial carrying value of the debenture and will therefore be charged against income over the term of the debenture as additional interest expense. Financing costs attributed to the equity component have been treated as a capital transaction and applied against the equity component.

The contingent warrant modification had no material impact for Canadian or U.S. GAAP purposes.

(c)

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

At the option of the holder, the principal amount outstanding under the convertible debenture may be converted into common shares at any time until maturity at a price of $0.10 per share. The Company has the right to force a conversion at any time after the third anniversary if the holder would receive an internal rate of return of at least 25%, not including interest paid to the conversion date, and the common shares of the Company are trading on the Toronto Stock Exchange or TSX Venture Exchange with a minimum agreed trading volume. The Company's obligations under the convertible debenture are collateralized by a first charge on all of the Company’s assets.  The Company agreed to pay the holder a structuring fee of $15,000 in respect of the placement. The convertible debenture was accounted for as a compound debt instrument and proceeds were allocated between debt and equity using the residual method whereby the debt component was valued and the residual was allocated to equity items.

7.

Convertible Debentures (cont’d):

The Company has determined the fair value of the liability portion of the convertible debenture upon issuance to be approximately $340,000 using a net present value calculation.  The fair value of the liability portion will be accreted to the convertible debenture face value of $500,000 through interest expense charges computed at approximately 20% per annum through December 13, 2012. The balance of the convertible debenture, approximating $163,000 ($134,000 approx. net of costs) has been credited to equity and represents the value ascribed to the conversion feature of the debenture.  The related financing expenses have been attributed to the equity and debt components at the same ratio as the convertible debenture.  Financing expenses attributed to the debt component have been deducted from the initial carrying value of the debenture and will therefore be charged against income over the term of the debenture as additional interest expense. Financing costs attributed to the equity component have been treated as a capital transaction and applied against the equity component.

(d)

March 2008 debenture

During March 2008, the Company completed a non-brokered private placement consisting of a secured convertible debenture of $1,750,000. The lender was QIP.  The convertible debenture matures on March 2012 and interest is payable on the outstanding principal amount at a rate of 8% per annum, payable quarterly beginning in June 2009 as the first year’s interest was paid in advance. The convertible debenture is also subject to certain debt covenants.

At the option of the holder, the principal amount outstanding under the convertible debenture may be converted into common shares at any time until maturity at a price of $0.10 per share. The Company has the right to force a conversion at any time after the third anniversary if the holder would receive an internal rate of return of at least 25%, not including interest paid to the conversion date, and the common shares of the Company are trading on the Toronto Stock Exchange or TSX Venture Exchange with a minimum agreed trading volume.  The Company's obligations under the convertible debenture are collateralized by a first charge on all of the Company’s assets.  The Company agreed to pay the holder a structuring fee of $52,500 in respect of the placement.

The convertible debenture was accounted for as a compound debt instrument and proceeds were allocated between debt and equity using the residual method whereby the debt component was valued and the residual was allocated to equity items.

The Company has determined the fair value of the liability portion of the convertible debenture upon issuance to be approximately $1,185,000 using a net present value calculation.  The fair value of the liability portion will be accreted to the convertible debenture face value of $1,750,000 through interest expense charges computed at approximately 20% per annum through March 14, 2012. The balance of the convertible debenture, approximately $520,000 ($488,000 approx. net of costs) has been credited to equity and represents the value ascribed to the conversion feature of the debenture.  The related financing expenses have been attributed to the equity and debt components at the same ratio as the convertible debenture.  Financing expenses attributed to the debt component have been deducted from the initial carrying value of the debenture and will therefore be charged against income over the term of the debenture as additional interest expense. Financing costs attributed to the equity component have been treated as a capital transaction and applied against the equity component.

At March 31, 2008, the Company was in violation of current ratio covenants in relation to this convertible debenture, however, the Company has obtained a waiver of these covenants from the lender. The covenants apply each quarterly period and are assessed at that time. Under Canadian and US GAAP, if the Company forecasts that it will be in violation of the covenants in future periods, then the Company will be required to reclassify the convertible debentures to current liabilities at that time regardless whether the lender provides a waiver.

7.

Convertible Debentures (cont’d):

Debenture cash requirements:

The following table summarizes the long-term cash commitments relating to the convertible debentures. The difference between the value of $2,739,783 as per the balance sheet and the $4,824,000 value as per the table below is related to the accretion of the debt and periodic cash interest payments.

Year
2008	136,000
2009	2,003,000
2010	180,000
2011	180,000
2012	2,325,000
Total	$4,824,000

8.

Share capital:

 (a)

Authorized:

100,000,000 common shares without par value

50,000,000 preferred shares without par value, non-voting, issuable in one or more series

(b)

Issued

	Number of common shares	Amount

Balance, March 31, 2008 and December 31 2007	44,781,445	$35,717,946

(c)

Warrants:

At March 31, 2008, and December 31, 2007, the following warrants were outstanding:

December 31, 2007	Granted	Exercised	Expired	March 31, 2008	Exercise price	Expiry date
120,662	-	-	-	120,662	$0.50	February 19, 2009

The 120,662 warrants issued on February 19, 2007 for the settlement of an account payable of $48,265, carry an exercise price of $0.50 for the first year and $0.75 in the second year. The warrants expire on February 19, 2009.

Performance warrants:

On July 12, 2006, the Company issued a convertible debenture for proceeds of $1,600,000 (Note 6). Under the terms of the debenture, the Company will issue 2,350,000 ‘under-performance’ warrants if after the second anniversary of the debenture, the Company’s common shares are not trading at greater than $0.45 per share, based on a 30 day weighted average. Each warrant would entitle the holder to acquire one common share at any time up to December 15, 2009 at $0.30 per share. An amendment in May 2007 changed the warrant exercise price to $0.25. During the quarter ended March 31, 2008, the Company has recognized an obligation to issue warrants in the amount of $58,000 as an estimate of the fair value of the warrants which it now expects will be required to issue.  The related expense has been offset against the carrying value of the convertible debentures and will be amortized to interest expense over the remaining term to maturity.

8.

Share capital (cont’d):

 (d)

Options:

The Company has a stock option plan that was most recently amended at the Company’s annual general meeting of shareholders on May 11, 2007.  Under the terms of the plan, the Company may reserve up to 8,956,289 common shares for issuance.   The Company has granted stock options under the plan to certain employees, directors, advisors and consultants.  These options are granted for services provided to the Company.  All existing options granted prior to November 25, 2003 expire five years from the date of grant.  All options granted subsequent to November 25, 2003 expire three years from the date of the grant.  All options vest one-third on the date of the grant, one-third on the first anniversary of the date of the grant and one-third on the second anniversary of the date of the grant.

A summary of the status of the Company’s stock options at March 31, 2008 and December 31, 2007 and changes during the periods ended on those dates are presented below:

	March 31, 2008		December 31, 2007
	Weighted Average		Weighted Average
		Exercise Price		Exercise Price
	Shares		Shares
Outstanding, beginning of period	6,879,610	$0.20	8,292,500	$0.32
Granted	1,787,500	0.10	3,755,533	0.09
Exercised	-	-	(666,670)	0.10
Cancelled	(149,000)	0.28	(4,501,753)	0.35
Outstanding, end of period	8,816,110	$0.17	6,879,610	$0.20

The weighted average exercise price of employee stock options granted during the period ended March 31, 2008 was $0.10 (2007-$0.10) per share purchase option. The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model using the following average inputs:  volatility – 135% (2007-59%); risk free interest rate - 5% (2007-5%); option term - 3 years (2007-3 years); and dividend yield – nil (2007-nil).  The total compensation expense of $69,521 has been allocated to the expense account associated with each individual employee expense and credited to contributed surplus.

(e)

Conversion rights

Amount
Balance, December 31, 2007	$500,948

March 2008 convertible debenture	453,882

Balance, March 31, 2008	$954,830

9.

Contributed surplus

Amount
Balance, December 31, 2007	3,614,633

Value of options expensed-2008	69,521

Balance, March 31, 2008	$3,684,154

10.

Related-party transactions not disclosed elsewhere are as follows:

At March 31, 2008 accounts payable and accrued liabilities included $506,098 (at December 31, 2007 - $441,154) owed by the Company to directors, officers and companies controlled by directors and officers of the Company. These amounts are unsecured, non-interest bearing and payable on demand and consist of unpaid fees and expenses recorded at the exchange amount which is the amount agreed to by the parties.

11.

Segmented information:

The Company operates in two segments: (i) the development and sale of software applications and solutions and related services, and (ii) the provision of business integration consulting services. Management of the Company makes decisions about allocating resources based on these two operating segments.

As at and for the quarter ended March 31, 2008

	Software Sales and Related Services	Consulting Services	Total

Revenue	$593,109	$905,160	$1,498,269

Operating Expenses	819,050	634,346	1,453,396
Interest Expense	96,514	53,207	149,721
Amortization of Capital Assets	61,540	48,496	110,036
Total Expenses	977,104	736,049	1,713,153

Net Profit (Loss)	$(383,995)	$169,111	$(214,884)

Total Assets	$959,408	$2,939,491	$3,898,899
Intangible Assets
Goodwill	$-	$1,684,462	$1,684,462
Other Intangible Assets	23,912	139,225	163,137
Equipment, net	143,729	113,263	256,992

Substantially all revenue is derived from sales to customers located in Canada, the United States, and the United Kingdom.  Geographic information is as follows:

         For the quarters ended March 31,

	2008	2007
Canada	$1,021,908	$741,588
United States	476,361	529,916
United Kingdom	-	5,773

Total	$1,498,269	$1,277,277

Substantially all of the Company’s equipment is in Canada.

Major customers, representing 10% or more of total revenue, are:

          At March 31,

	2008	2007
Customer A	$552,066	$407,352
Customer B	313,549	-

12.

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

(a)

Stock-based compensation:

As described in note 7, the Company has granted stock options to certain employees, directors, advisors, and consultants.  These options are granted for services provided to the Company.  For Canadian GAAP purposes, the Company accounts for all stock-based payments to non-employees made subsequent to January 1, 2002 and to employees made subsequent to January 1, 2003 using the fair value based method.

Under U.S. GAAP

•

Options granted to non-employees prior to January 1, 2002 are also required to be measured and recognized at their fair value as the services are provided and the options are earned.

•

During the years ended December 31, 2001 and 2002, the Company repriced certain options which were accounted for under the intrinsic value method.  The repricing had the effect of increasing the intrinsic value of the options and resulted in the application of variable plan accounting.

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

a)

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

12.

United States generally accepted accounting principles (cont’d):

b)

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

c)

Convertible debentures:

During 2006, the Company issued a convertible debenture with detachable contingent warrants.  For Canadian GAAP purposes, the debenture was treated as a compound debt instrument and the total value of the debenture was allocated between debt and equity using the residual method whereby the debt component was fair valued and the residual value was assigned to equity (consisting of the conversion feature and contingent warrants) net of the pro rata issuance costs.

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

The fair value of the warrants has been estimated to be $129,593 using the Black-Scholes option pricing model using the following average inputs:  volatility - 51%; risk free interest rate - 5% (2007-5%); option term – 1 5/12 years; and dividend yield – nil (2007-nil).

The subsequent convertible debentures issued in December 2007 and March 2008 did not have any contingent warrants.

The effect of these accounting differences on contributed surplus, the equity and debt components of the convertible debenture, deficit, net loss, and net loss per share are as follows:

	As at March 31, 2008	As at December 31, 2007
Contributed Surplus, Canadian GAAP	$3,684,154	$3,614,633
Cumulative stock-based compensation (a)	1,380,198	1,380,198
Beneficial conversion options (b)	208,200	208,200
Warrants issued for services (c)	722,000	722,000
Contingent warrants (d)	129,593	129,593
Additional paid-in capital, U.S. GAAP	$6,124,145	$6,054,624

Equity Components of Convertible Debenture, Canadian GAAP	$954,830	$500,948
Equity components of convertible debenture (d)	(954,830)	(500,948)
Equity Components of Convertible Debenture, U.S. GAAP	$-	$-

Deferred financing charges, Canadian GAAP	$-	-
Valuation differences (d)	258,289	181,545
Accretion differences (d)	(83,978)	(54,849)
Deferred financing charges, U.S. GAAP	174,311	126,696

Convertible debenture, Canadian GAAP	$2,739,783	$1,640,382
Valuation differences (d)	1,096,900	552,813
Accretion differences (d)	35,584	(78,582)
Convertible debenture, U.S. GAAP	$3,872,267	$2,114,613

Deficit, Canadian GAAP	$(42,673,941)	$(42,459,057)
Cumulative stock based compensation (a)	(1,380,198)	(1,380,198)
Beneficial conversion options (b)	(208,200)	(208,200)
Warrants issued for services (c)	(722,000)	(722,000)
Transition adjustment (note2a)	11,206	11,206
Convertible debenture (d)	(61,562)	23,733
Deficit, U.S. GAAP	$(45,034,695)	$(44,734,516)
	For the three months ended March 31,
	2008	2007
Net Loss for the period, Canadian GAAP	$(214,884)	$(679,270)
Accretion on convertible debenture Canadian GAAP (d)	(46,161)	23,761
Deferred financing expenses deducted under Canadian GAAP (d)	-	6,112

Accretion on convertible debenture U.S. GAAP (d)	(10,005)	(8,919)
Deferred financing expenses under U.S. GAAP (d)	(29,129)	(8,498)

Net Loss for the period, U.S. GAAP	$(300,178)	$(666,813)

Net Loss per share, U.S. GAAP and Canadian GAAP – basic and diluted	$(0.01)	$(0.02)

13.

 Subsequent event

On May 9th, 2008, the Company received shareholder approval for the release of the remaining $950,000 from escrow relating to the March 15, 2008 convertible debt financing.

14.

Recent accounting pronouncements:

CICA Section 3862, Financial Instruments – Disclosure

Section 3862 replaces the disclosure requirements of previous Section 3861 Financial Instruments – Disclosure and Presentation and converges with International Financial Reporting Standards IFRS 7 “Financial Instruments: Disclosures”.  This Section applies to interim and annual financial statements relating to fiscal years beginning on or after October 1, 2007.  The Company has adopted this Section in fiscal 2008.

CICA Section 3863, Financial Instruments –Presentation

Section 3863 is consistent with previous Section 3861 which was based on International Financial Reporting Standard IAS 32 “Financial Instruments: Disclosure and Presentation.”.  This Section applies to interim and annual financial statements relating to fiscal years beginning on or after October 1, 2007.  The Company has adopted this Section is fiscal 2008.

CICA Section 1400, General Standards of Financial Statement Presentation

Handbook Section 1400, General Standards of Financial Statement Presentation, was amended to include the requirements for assessing and disclosing an entity’s ability to continue as a going concern from International Financial Reporting Standard IAS 1 “Presentation of Financial Statements”.

This section is applicable to interim and annual financial statements relating to fiscal years beginning or after January 1, 2008, with earlier adoption encouraged.  The Company has adopted this section in fiscal 2008 but this will not have an impact on the financial statement disclosures as the Company is currently complying with this requirement.

CICA Section 1535, Capital Disclosures

Handbook Section 1535, Capital Disclosures, requires disclosure about capital and is harmonized with recently amended International Financial Reporting Standard IAS 1 “Presentation of Financial Statements”..  The standard is applicable to all entitles, regardless of whether they have financial instruments.

Entities are required to disclose information about their objectives, policies and processes for managing capital, as well as compliance with any externally imposed capital requirements, where they may exist.

This section is applicable to interim and annual financial statements relating to fiscal years beginning on or after October 1, 2007, with earlier adoption encouraged.  The Company has adopted this Section in fiscal 2008.

CICA Section 3064, Goodwill and Intangible Assets

Handbook Section 3064, Goodwill and Intangible Assets, replaces Handbook Section 3062, Goodwill and Other Intangible Assets.

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

Rights under licensing agreements for items such as patents and copyrights are within the scope of this Section.  This Section also applies to, among other things, expenditure on advertising, training, start-up and research and development activities.  Research and development activities are directed to the development of knowledge.  Therefore, although these activities may result in an asset with physical substance, for example, a prototype, the physical element of the asset is secondary to its intangible component, (i.e., the knowledge embodied in it).

This Section applies to annual and interim financial statements relating to fiscal years beginning on or after October 1, 2008.  Although, earlier adoption is encouraged, the Company will adopt this Section in fiscal 2009.

The impact that this Section will have on the Company’s financial position and results of operations is not known.

15.

 Capital Disclosure

The Company’s objectives when managing capital are:

(a)

To safeguard the Company’s ability to obtain financing should the need arise;

(b)

To provide an adequate return to its shareholders;

(c)

To maintain financial flexibility in order to enhance the access to capital in the event of future acquisitions.

The Company defines its capital as follows:

(a)

Shareholders’ equity;

(b)

Common shares;

(c)

Long-term debt including current portion;

(d)

Capital leases;

(e)

Deferred revenue including the current portion;

(f)

Cash and temporary investments.

The Company’s financial strategy is designed and formulated to maintain a flexible capital structure consistent with the objectives stated above and to respond to changes in economic conditions and the risk characteristics of the underlying assets. The Company has limited its investments to short and mid-term assets to ensure their liquidity matches its operational requirements.

The Company monitors its capital on the basis of its net debt to adjusted capital ratio.  The ratios at March 31, 2008 and December 31, 2007 were: 1.58 and 1.95 respectively.

The decrease in the net debt to adjusted capital ratio is the result of the additional debt financing received during  the quarter.  The change in the ratio is not considered significant by Management.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Intangible Assets:

Intangible assets acquired either individually or with a group of other assets are initially recognized and measured at cost.  The cost of a group of intangible assets acquired in a transaction, including those acquired in a business combination that meet the specified criteria for recognition apart from goodwill, is allocated to the individual assets acquired based on their relative fair values.  The cost of internally developed intangible assets is capitalized only when technological feasibility has been established, the asset is clearly defined and costs can be reliably measured, management has both the intent and ability to produce or use the intangible asset, adequate technical and financial resources exist to complete the development, and management can demonstrate the existence of an external market or internal need for the completed product or asset. Costs incurred to enhance the service potential of an intangible asset are capitalized as betterment when the above criteria are met. $23,912 has been capitalized to date in connection with internally developed intangible assets.

Intangible assets with finite useful lives are amortized over their useful lives.  The assets are amortized on a straight-line basis over the following terms, which are reviewed annually:

Asset

Term

Patents

3 years

License

3 years

Customer relationships

3 years

Capitalized Development Costs

2 years

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

Share-based compensation

The Company has a share-based compensation plan, which is described in note 9 of the Notes to the Consolidated Financial Statements.  Subsequent to January 1, 2003, the Company accounts for all share-based payments to employees and non-employees using the fair value based method.  Under the fair value based method, share-based payments are measured at the fair value of the consideration received, or the fair value of the equity instruments issued, whichever is more reliably measured.

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

Results of Operations for the three-month period ended March 31, 2008 compared to March 31, 2007:

Management believes that presenting results of operations that exclude certain non-cash expenses and certain one-time unusual expenses in addition to results of operations that include these expenses can be helpful to investors in understanding the Company's results of operations. By excluding such items, the Company believes investors are provided with an alternative period-to-period comparison and information regarding cash expenditures in each expense category.  Non-cash expenses that are excluded in various places below include amortization of certain intangible assets that the Company acquired as a result of its acquisition of Sunaptic as well as share-based compensation that does not require cash payments.

Non-GAAP Operating Cash Flow

The Company presents income excluding non-cash items and one-time unusual expenses which is a supplemental financial measure that is not required by, or presented in accordance with, generally accepted accounting principles. The Company presents income excluding non-cash items because the Company considers it an important supplemental measure of its operations as it provides an indicator of the Company’s progress towards achieving a cash flow from revenues that is equal to or greater than the cash expense level, and it enhances period-to-period comparability of the cash flow of the Company’s operations. This non-GAAP financial measure may not be comparable to the calculation of similar measures reported by other companies. This measure has limitations as an analytical tool. It should not be considered in isolation, as an alternative to, or more meaningful than financial measures calculated and reported in accordance with GAAP. It should not be considered as an alternative to cash flow from operations determined in accordance with GAAP. Included below is a reconciliation of income excluding non-cash items, a non-GAAP financial measure, to cash flow used for operations, the most directly comparable financial measure calculated and reported in accordance with GAAP.

	Three months ended March 31,
	2008	2007

Loss for the period	$(214,884)	$(679,269)
Items not involving cash:
Amortization	110,036	121,515
Stock-based compensation	69,521	78,755
Accretion of convertible debentures	78,027	23,761
Deferred financing costs expensed	-	6,112
Foreign exchange adjustment on loans payable	14,080	(4,320)
Changes in non-cash operating working capital:
Accounts receivable	(172,097)	246,891
Accrued revenue receivable	(70,414)	67,803
Prepaid expenses and deposit	798	38,849
Accounts payable and accrued liabilities	(267,147)	75,054
Deferred revenue	(26,638)	202,776
Cash flow used for operations	(478,718)	177,947
Excluded from non-GAAP measure
Changes in non-cash operating working capital:
Accounts receivable	172,097	(246,891)
Accrued revenue receivable	70,414	(67,803)
Prepaid expenses and deposit	(798)	(38,849)
Accounts payable and accrued liabilities	267,147	(75,054)
Deferred revenue	26,638	(202,776)
Non-GAAP operating cash flow	$56,780	$(453,426)

Based on the non-GAAP financial measure, the Company’s revenues generated $56,780 more cash than its expenses required for the quarter ended March 31, 2008, which is $510,206, or 113%, more than for the quarter ended March 31, 2007.

Revenues

Visiphor’s total revenues for the three-month period ended March 31, 2008 were $1,498,269, which is 17% higher than the amount of $1,277,277 from the same period in 2007. This increase was primarily due to revenue earned from the successful completion of a new contract signed in December 2007.

Revenues from the Company’s software licensing and related services for the current three-month period were $458,102 as compared to $376,587 for the same period in 2007, constituting a 22% increase. The increased software licensing and related services revenues were primarily due to the Company’s increased focus on product sales. In late 2007, the Company concentrated marketing activities on product related work, primarily the Company’s facial recognition and data integration software. These activities involved telephone sales campaigns, attending tradeshows and reaching out to existing channel partners. This resulted in sales in late December 2007 and January 2008 which added to the increase in product revenue this quarter. The Company will continue with these activities in order to increase revenue involving product as it has a higher margin.

Professional services revenues for the three-month period ended March 31, 2008 were $905,160 as compared to $754,869 in 2007, an increase of 20%. The Company has been successful in receiving new contracts and change requests from existing clients to provide additional business integration services. As awareness of the Company’s expertise in this area grows, the Company continues to secure new customers and new business relationships.

Support revenue for the three-month period ended March 31, 2008 decreased by $9,620 since a year ago, a marginal decrease of 7%; the March 31, 2008 amount was $134,331 compared to $143,951 from the same period last year. The revenue from support changed nominally and the decrease is attributable to the weakening of the U.S. dollar against the Canadian dollar as many of the Company’s support clients are US based and pay the Company in U.S. dollars.

Other revenues for the three-month period ended March 31, 2008 were $676, whereas other revenues earned in the same period last year amounted to $1,870.

Total Expenses

Total expenses for the three-month period ended March 31, 2008 amounted to $1,713,153 a 12% reduction as compared to total expenses of $1,956,546 for the same period last year. As noted previously on the Company’s Form 10-KSB for the fiscal year ended December 31, 2007, the Company has made several positive changes in 2007 that has enabled the Company to achieve significant reduction in expenses. The Company reduced payroll costs significantly by rearranging the management structure, the methods of delivering projects was improved and marketing costs were reduced.

Administration

Administrative costs for the three-month period ended March 31, 2008 were $301,595 which is a reduction of 3% compared with administrative costs of $311,253 in the same period in 2007.  Administrative costs remained similar compared to the same quarter in 2007. The Company believes that they have reduced administrative costs to the maximum possible without negatively affected the Company’s performance. Salary reductions achieved in early 2007 have remained in place and the Company does not expect increases in this area in the near future.

Cost of Materials

There was no cost of materials for the three-month period ended March 31, 2008. Cost of materials for the same period last year was $22,569. Generally, the Company produces its products along with products from business partners. During the quarter ended March 31, 2008, there were no third party products sold to our clients and therefore, no costs of materials.

Interest and Amortization

The interest expense for the three-month period ended March 31, 2008 is $149,721, which is 33% higher than the March 3, 2007 amount of $112,196.  The increase is due to the additional interest expenses that is being expensed in relation to the convertible debenture issued in December 2007 and March 2008.

Amortization expense for the three-month period ended March 31, 2008 was $110,036 as compared to $121,515 in 2007, a decrease of $11,479 or 9%. The decrease is due to the majority of the Company’s intangible assets having been fully amortized.

Sales and Marketing

Sales and marketing expenses for the three-month period ended March 31, 2008 were $253,255, a slight decrease of 2% compared to $259,035 from same period last year. Although there was a nominal change this quarter compared to the same quarter in 2007, the Company expects increases throughout the year in sales and marketing activities as new product development may lead to future sales. Marketing costs will be expected to rise slowly throughout the year as the Company attends tradeshows buys advertising space in law enforcement magazines and web sites and produces new marketing materials to promote our new products. The Company plans to also increase the size of the sales organization throughout the year as more products become available for sale.

Professional Services

Costs for the professional services group for the three-month period ended March 31, 2008 were $586,558, a reduction of 5% from $615,126 from the same period last year.  The professional services group is responsible for the installation of Visiphor’s products and training of Visiphor’s customers and business partners in the use of the Company’s products. It also includes the business integration consulting services division. The costs include salaries, travel and general overhead expenses. Costs for future periods will be dependent on the sales levels achieved by the Company. As the sales increase there will be a rise in the cost to maintain and expand this group. There is a relationship between sales volume and the cost required to deliver on those sales.

Technology Development

The technology development expenses for the three-month period ended March 31, 2008 were $301,238, a 41% reduction from the same period amount of $508,740 from 2007. The reduction is primarily related to the smaller number of development staff in the first quarter of 2008 as compared to the first quarter of 2007. With the financing received in March the Company can invest in technology advancements as it is crucial to the future success of Visiphor, and expects that costs will increase in future periods as new products are developed.

Net Loss for the Period

Visiphor was able to substantially reduce its net loss by 68% in the current quarter as compared to the same period in 2007. The net loss for the three-month ended March 31, 2008 was $214,884 a substantial reduction of $464,385compared to the net loss of $679,269 from the same period in 2007.

Summary of Quarterly Results

	Q1-2008	Q4-2007	Q3-2007	Q2-2007	Q1-2007	Q4-2006	Q3-2006	Q2-2006

Total Revenue	$1,498,269	1,040,572	1,121,492	863,755	1,277,277	1,458,707	1,120,766	1,488,828
Net Loss	(214,884)	(480,982)	(412,211)	(917,742)	(679,569)	(1,221,734)	(1,904,856)	(2,024,680)
Net loss per share	(0.00)	(0.01)	(0.01)	(0.02)	(0.02)	(0.03)	(0.04)	(0.05)
Net loss as a % of revenue	(14%)	(47%)	(37%)	(106%)	(53%)	(84%)	(170%)	(136%)

The Company’s changes in its net losses per quarter fluctuate according to the volume of sales. To date, there has been no consistency from one quarter to the next. Past quarterly performance is not considered to be indicative of future results. The Company is not aware of any significant seasonality affecting its sales.

Liquidity and Capital Resources

The Company’s aggregated cash on hand at the beginning of the three-month period ended March 31, 2008 was $128,423. The impact on cash of the loss of $214,884, after adjustment for non-cash items and changes to other working capital accounts in the period, resulted in a negative cash flow from operations of $478,718. The Company received financing of $1,750,000 during the quarter of which the Company plans to use for the development of new and exciting law enforcement and healthcare related products. During the quarter the Company also repaid capital leases of $26,548. These leases consist primarily of servers and computers. The Company also prepaid interest of $140,000 to the lenders of the convertible debt that was issued during the quarter. Further interest on this particular convertible debt will not be payable until March 2009 and will be payable at 8%. The Company also repaid a $25,000 loan that was borrowed in 2007 from an insider. Overall, the Company’s cash position increased by $977,256 to $1,105,679 at March 31, 2008. The Company plans to spend cash on the development of products and therefore predicts the cash balance to decline in future periods.

Off-Balance Sheet Arrangements

At March 31, 2008, the Company did not have any off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4.  Controls and Procedures

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

Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting for the fiscal year ended December 31, 2007 based on criteria established in the Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management's evaluation included such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and the Company’s overall control environment. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2007. In 2006 and 2007, with internal staff and independent internal control consultants, the Company developed an assessment of then current controls, reviewed existing deficiencies and developed a plan to address all known deficiencies, including issues relating to segregation of duties. As at December 31, 2006, the Company had created a design for internal control over financial reporting. However, at December 31, 2007 the Company was not able to certify the operational effectiveness of internal control over financial reporting. For the Company to certify the operating effectiveness of its internal control, more internal audit and various other procedures needed to be conducted. Due to the financial and staffing constraints throughout 2007, the Company was not able to complete such audits and procedures.

As of March 31, 2008, management continues to believe the Company has an effective design for internal controls over financial reporting however, is not able to certify the operational effectiveness of those designs. Further, management also believes that certain material weaknesses in the Company’s internal control over financial reporting continue to exist that the Company will work to correct during the remainder of 2008. The following is a summary of known material weaknesses:

Segregation of Duties

During 2007, the management of the Company believed there were deficiencies in internal control due to the lack of segregation and incompatibility of duties which could result in inaccurate financial reporting. Management continued to address some of these issues during 2007 by using other resources to try to segregate some duties and by strengthening existing controls and procedures. These remediation efforts were hindered by staff turnover during 2007. The Company has a small finance group which has made total segregation of all duties challenging. There are compensating controls which the Company relies on to reduce the likelihood that material weaknesses will occur. The Company relies on managers to review certain transactions; the Chief Financial Officer reviews all material transactions.  Also, due to the relatively small size of the business, all transactions that may be material are known to the senior management as they are aware of all activities that are occurring in the business. However, these compensating controls do not fully mitigate this material weakness.  The Company plans to continue further addressing these issues in 2008 by segregating some duties to different employees and possibly hiring additional staff.

Controls Relating to Technology

Due to the relatively small size of the Company’s finance team, the Company uses accounting software that is off the shelf and common for a business of its size. The Company found that certain security and access features of the program were not being used. The Company realizes the importance of segregation of duties and limiting access of parts of the accounting software for different employees; however due to the limited size of the finance team, the Company cannot do so without negatively affecting the efficiency of the department. Compensating controls such as frequent reviews to minimize the risk of material misstatements are employed by the Company. However, these compensating controls do not fully mitigate this material weakness.  The Company also uses a spreadsheet to track Company-issued stock options. As the reporting and tracking of these options are a complex process, the use of spreadsheets involves risks, including secure access rights, formula errors, incorrect entries due to complexity, incorrect reporting and other spreadsheet related issues. The Company plans to continue further addressing both of these issues in 2008 by evaluating and/or purchasing different software.

Other than the foregoing, during the quarter ended March 31, 2008, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.  Risk Factors

The Company supplements or amends, as applicable, the risk factors contained in exhibit 99.1 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2007 as follows:

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

History of Losses; Ability to Continue as a Going Concern

The Company commenced operations in March 1998. The Company incurred net losses of $2,490,207 and $6,678,371 in the years ended December 31, 2007 and December 31, 2006, respectively and net losses of $214,884 and $679,269 in the periods ended March 31, 2008 and March 31, 2007 respectively.  The Company has never been profitable and there can be no assurance that, in the future, the Company will be profitable on a quarterly or annual basis.

The Report of the Independent Registered Chartered Accountants on the Company’s December 31, 2007 Financial Statements includes an explanatory paragraph that indicates the financial statements are affected by conditions and events that cast substantial doubt on the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Reduction in Staff Levels

During the fiscal year ended December 31, 2007, the Company reduced its staff levels from approximately 100 to 55 employees.  There have been and may continue to be substantial costs associated with this staff level reduction related to severance and other employee-related costs and the Company’s streamlining efforts may yield unanticipated consequences, such as attrition beyond its planned reduction in staff levels.  This workforce reduction has placed an increased burden on the Company’s administrative, operational and financial resources and has resulted in increased responsibilities for each of its management personnel.  As a result, the Company’s ability to respond to unexpected challenges may be impaired and it may be unable to take advantage of new opportunities.

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

Certain Shareholders May Exercise Control over Matters Voted Upon by the Company's Shareholders

Certain of the Company’s officers, directors and entities affiliated with the Company together beneficially owned a significant portion of the Company’s outstanding common shares as of March 31, 2008. While these shareholders do not hold a majority of the Company’s outstanding common shares, they will be able to exercise significant influence over matters requiring shareholder approval, including the election of directors and the approval of mergers, consolidations and sales of the Company’s assets. This may prevent or discourage tender offers for the Company’s common shares.

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

Material weaknesses related to the operational ineffectiveness of internal control over financial reporting at March 31, 2008 that could impact the Company’s ability to report its results of operations and financial condition accurately

The Company identified material weakness in the operational effectiveness of its internal control over financial reporting as at March 31, 2008.  The Company continues to identify, develop and implement remedial measures and compensating procedures to address these material weaknesses.  These material weaknesses, unless addressed, could potentially result in accounting errors.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

On January 18, 2008, the Company granted 1,100,000 options to its officers and directors at an exercise price of $0.10, which expire on January 18, 2011.  One-third of the options vested immediately, one-third will vest one year from the date of grant and the final third will vest two years from the dated of grant.

800,000 options were granted to individuals located outside the United States in reliance upon the exclusion from registration provided by Regulation S promulgated under the Securities Act.  The other 300,000 options were granted to individuals in reliance upon the exception from registration provided by Section 4(2) of the Securities Act.

Item 3.  Defaults Upon Senior Securities

None

Item 4.

Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6.  Exhibits

The following exhibits are filed (or incorporated by reference herein) as part of this Form 10-Q:

3.1(1)	Articles of Continuance
3.2(1)	Bylaw No.1
10.1(2)	Convertible Secured Debenture of the Company in favor of Quorum Investment Pool Limited Partnership, in the Principal Sum of Cdn$1,750,000, due March 11, 2012
31.1	Section 302 Certification
31.2	Section 302 Certification
32.1	Section 906 Certification
32.2	Section 906 Certification
99.1	Form 51-9Form 51-901F as required by the British Columbia Securities Commission

_______________________

(1)

Previously filed as part of Visiphor’s Current Report on Form 8-K filed July 18, 2005.

(2)

Previously filed as part of Visiphor’s Current Report on Form 8-K filed March 19, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISIPHOR CORPORATION

Date: May 9, 2008

/s/ Sunil Amin

Sunil Amin

Chief Financial Officer

(Principal Financial and Accounting Officer and Duly Authorized Officer)

Exhibit 31.1

CERTIFICATION

I, Sunil Amin, certify that:

1.

I have reviewed this quarterly report on Form 10-Q of Visiphor Corporation;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)

Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: May 9, 2008

/s/ Sunil Amin

Sunil Amin

Chief Financial Officer

(Principal Financial and Accounting Officer)

Exhibit 31.2

CERTIFICATION

I, Roy Trivett, certify that:

1.

I have reviewed this quarterly report on Form 10-Q of Visiphor Corporation;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)

Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: May 9, 2008

/s/ Roy Trivett

Roy Trivett

Chief Executive Officer

(Principal Executive Officer)

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. § 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Visiphor Corporation (the “Company”) on Form 10-Q for the period ended March 31, 2008 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Sunil Amin, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Sunil Amin Sunil Amin Chief Financial Officer (Principal Financial and Accounting Officer) May 9, 2008

Exhibit 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. § 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Visiphor Corporation (the “Company”) on Form 10-Q for the period ended March 31, 2008 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Roy Trivett, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Roy Trivett Roy Trivett Chief Executive Officer (Principal Executive Officer) May 9, 2008

Exhibit 99.1

BC FORM 51-102F1

QUARTERLY REPORT

ISSUER DETAILS:

Name of Issuer	VISIPHOR CORPORATION
For Quarter Ended	March 31, 2008
Date of Report	May 9, 2008
Issuer Address	1100 – 4710 Kingsway Burnaby, British Columbia V5H 4M2
Issuer Fax Number	(604) 684-9314
Issuer Telephone Number	(604) 684-2449
Contact Name	Sunil Amin
Contact Position	Chief Financial Officer
Contact Telephone Number	(604) 684-2449
Contact Email Address	Sunil.amin@visiphor.com
Web Site Address	www.visiphor.com

CERTIFICATE

THE THREE SCHEDULES REQUIRED TO COMPLETE THIS REPORT ARE ATTACHED AND THE DISCLOSURE CONTAINED THEREIN HAS BEEN APPROVED BY THE BOARD OF DIRECTORS.  A COPY OF THIS REPORT WILL BE PROVIDED TO ANY SHAREHOLDER WHO REQUESTS IT.

Clyde Farnsworth Name of Director	/s/Clyde Farnsworth Sign (typed)	08/05/09 Date Signed (YY/MM/DD)

Roy Trivett Name of Director	/s/ Roy Trivett Sign (typed)	08/05/09 Date Signed (YY/MM/DD)

Supplementary Information to the Financial Statements

Management’s Discussion and Analysis

As at May 9, 2008

Forward-looking information

Except for statements of historical fact, certain information contained herein constitutes “forward-looking statements,” within Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  In some cases, you can identify the forward-looking statements by Visiphor Corporation’s (“Visiphor” or the “Company”) use of the words such as “may,” “will,” “should,” “could,” “expect,” “plan,” “estimate,” “predict,” “potential,” “continue,” “believe,” “anticipate,” “intend,” “expect,” or the negative or other variations of these words, or other comparable words or phrases.  Forward-looking statements in this report include, but are not limited to, the Company’s ability to gain more professional services customers; the Company’s expectation that it will increase its sales organization throughout 2008; the entry into new contracts in the near future; and the Company’s ability to continue to reduce future operating and the Company’s expectation that it will increase technology development spending.

Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results or achievements of the Company to be materially different from any future results or achievements of the Company expressed or implied by such forward-looking statements.  Such factors include, but are not limited to the following: the Company’s limited operating history; the Company’s need for additional financing; the Company’s history of losses; the Company’s dependence on a small number of customers; risks involving new product development; competition; the Company’s dependence on key personnel; risks related to the Company’s reduction in staff levels; risks involving lengthy sales cycles; dependence on marketing relationships; the Company’s ability to protect its intellectual property rights; risks associated with exchange rate fluctuations; risks of software defects; risks associated with product liability; potential additional disclosure requirements for trades involving the issued common shares; the difficulty of enforcing civil liabilities against the Company or its directors or officers under United States federal securities laws; the volatility of the Company’s share price; risks associated with certain shareholders exercising control over certain matters; risks associated with the acquisition of Sunaptic Solutions Incorporated (“Sunaptic”) and the other risks and uncertainties described in Part II, Item 1 A of this Quarterly Report.

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

Intangible Assets:

Intangible assets acquired either individually or with a group of other assets are initially recognized and measured at cost.  The cost of a group of intangible assets acquired in a transaction, including those acquired in a business combination that meet the specified criteria for recognition apart from goodwill, is allocated to the individual assets acquired based on their relative fair values.  The cost of internally developed intangible assets is capitalized only when technological feasibility has been established, the asset is clearly defined and costs can be reliably measured, management has both the intent and ability to produce or use the intangible asset, adequate technical and financial resources exist to complete the development, and management can demonstrate the existence of an external market or internal need for the completed product or asset. Costs incurred to enhance the service potential of an intangible asset are capitalized as betterment when the above criteria are met. $23,912 has been capitalized to date in connection with internally developed intangible assets.

Intangible assets with finite useful lives are amortized over their useful lives.  The assets are amortized on a straight-line basis over the following terms, which are reviewed annually:

Asset

Term

Patents

3 years

License

3 years

Customer relationships

3 years

Capitalized Development Costs

2 years

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

Share-based compensation

The Company has a share-based compensation plan, which is described in note 9 of the Notes to the Consolidated Financial Statements.  Subsequent to January 1, 2003, the Company accounts for all share-based payments to employees and non-employees using the fair value based method.  Under the fair value based method, share-based payments are measured at the fair value of the consideration received, or the fair value of the equity instruments issued, whichever is more reliably measured.

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

Results of Operations for the three-month period ended March 31, 2008 compared to March 31, 2007:

Management believes that presenting results of operations that exclude certain non-cash expenses and certain one-time unusual expenses in addition to results of operations that include these expenses can be helpful to investors in understanding the Company's results of operations. By excluding such items, the Company believes investors are provided with an alternative period-to-period comparison and information regarding cash expenditures in each expense category.  Non-cash expenses that are excluded in various places below include amortization of certain intangible assets that the Company acquired as a result of its acquisition of Sunaptic as well as share-based compensation that does not require cash payments.

Non-GAAP Operating Cash Flow

The Company presents income excluding non-cash items and one-time unusual expenses which is a supplemental financial measure that is not required by, or presented in accordance with, generally accepted accounting principles. The Company presents income excluding non-cash items because the Company considers it an important supplemental measure of its operations as it provides an indicator of the Company’s progress towards achieving a cash flow from revenues that is equal to or greater than the cash expense level, and it enhances period-to-period comparability of the cash flow of the Company’s operations. This non-GAAP financial measure may not be comparable to the calculation of similar measures reported by other companies. This measure has limitations as an analytical tool. It should not be considered in isolation, as an alternative to, or more meaningful than financial measures calculated and reported in accordance with GAAP. It should not be considered as an alternative to cash flow from operations determined in accordance with GAAP. Included below is a reconciliation of income excluding non-cash items, a non-GAAP financial measure, to cash flow used for operations, the most directly comparable financial measure calculated and reported in accordance with GAAP.

	Three months ended March 31,
	2008	2007

Loss for the period	$(214,884)	$(679,269)
Items not involving cash:
Amortization	110,036	121,515
Stock-based compensation	69,521	78,755
Accretion of convertible debentures	78,027	23,761
Deferred financing costs expensed	-	6,112
Foreign exchange adjustment on loans payable	14,080	(4,320)
Changes in non-cash operating working capital:
Accounts receivable	(172,097)	246,891
Accrued revenue receivable	(70,414)	67,803
Prepaid expenses and deposit	798	38,849
Accounts payable and accrued liabilities	(267,147)	75,054
Deferred revenue	(26,638)	202,776
Cash flow used for operations	(478,718)	177,947
Excluded from non-GAAP measure
Changes in non-cash operating working capital:
Accounts receivable	172,097	(246,891)
Accrued revenue receivable	70,414	(67,803)
Prepaid expenses and deposit	(798)	(38,849)
Accounts payable and accrued liabilities	267,147	(75,054)
Deferred revenue	26,638	(202,776)
Non-GAAP operating cash flow	$56,780	$(453,426)

Based on the non-GAAP financial measure, the Company’s revenues generated $56,780 more cash than its expenses required for the quarter ended March 31, 2008, which is $510,206, or 113%, more than for the quarter ended March 31, 2007.

Revenues

Visiphor’s total revenues for the three-month period ended March 31, 2008 were $1,498,269, which is 17% higher than the amount of $1,277,277 from the same period in 2007. This increase was primarily due to revenue earned from the successful completion of a new contract signed in December 2007.

Revenues from the Company’s software licensing and related services for the current three-month period were $458,102 as compared to $376,587 for the same period in 2007, constituting a 22% increase. The increased software licensing and related services revenues were primarily due to the Company’s increased focus on product sales. In late 2007, the Company concentrated marketing activities on product related work, primarily the Company’s facial recognition and data integration software. These activities involved telephone sales campaigns, attending tradeshows and reaching out to existing channel partners. This resulted in sales in late December 2007 and January 2008 which added to the increase in product revenue this quarter. The Company will continue with these activities in order to increase revenue involving product as it has a higher margin.

Professional services revenues for the three-month period ended March 31, 2008 were $905,160 as compared to $754,869 in 2007, an increase of 20%. The Company has been successful in receiving new contracts and change requests from existing clients to provide additional business integration services. As awareness of the Company’s expertise in this area grows, the Company continues to secure new customers and new business relationships.

Support revenue for the three-month period ended March 31, 2008 decreased by $9,620 since a year ago, a marginal decrease of 7%; the March 31, 2008 amount was $134,331 compared to $143,951 from the same period last year. The revenue from support changed nominally and the decrease is attributable to the weakening of the U.S. dollar against the Canadian dollar as many of the Company’s support clients are US based and pay the Company in U.S. dollars.

Other revenues for the three-month period ended March 31, 2008 were $676, whereas other revenues earned in the same period last year amounted to $1,870.

Total Expenses

Total expenses for the three-month period ended March 31, 2008 amounted to $1,713,153 a 12% reduction as compared to total expenses of $1,956,546 for the same period last year. As noted previously on the Company’s Form 10-KSB for the fiscal year ended December 31, 2007, the Company has made several positive changes in 2007 that has enabled the Company to achieve significant reduction in expenses. The Company reduced payroll costs significantly by rearranging the management structure, the methods of delivering projects was improved and marketing costs were reduced.

Administration

Administrative costs for the three-month period ended March 31, 2008 were $301,595 which is a reduction of 3% compared with administrative costs of $311,253 in the same period in 2007.  Administrative costs remained similar compared to the same quarter in 2007. The Company believes that they have reduced administrative costs to the maximum possible without negatively affected the Company’s performance. Salary reductions achieved in early 2007 have remained in place and the Company does not expect increases in this area in the near future.

Cost of Materials

There was no cost of materials for the three-month period ended March 31, 2008. Cost of materials for the same period last year was $22,569. Generally, the Company produces its products along with products from business partners. During the quarter ended March 31, 2008, there were no third party products sold to our clients and therefore, no costs of materials.

Interest and Amortization

The interest expense for the three-month period ended March 31, 2008 is $149,721, which is 33% higher than the March 3, 2007 amount of $112,196.  The increase is due to the additional interest expenses that is being expensed in relation to the convertible debenture issued in December 2007 and March 2008.

Amortization expense for the three-month period ended March 31, 2008 was $110,036 as compared to $121,515 in 2007, a decrease of $11,479 or 9%. The decrease is due to the majority of the Company’s intangible assets having been fully amortized.

Sales and Marketing

Sales and marketing expenses for the three-month period ended March 31, 2008 were $253,255, a slight decrease of 2% compared to $259,035 from same period last year. Although there was a nominal change this quarter compared to the same quarter in 2007, the Company expects increases throughout the year in sales and marketing activities as new product development may lead to future sales. Marketing costs will be expected to rise slowly throughout the year as the Company attends tradeshows buys advertising space in law enforcement magazines and web sites and produces new marketing materials to promote our new products. The Company plans to also increase the size of the sales organization throughout the year as more products become available for sale.

Professional Services

Costs for the professional services group for the three-month period ended March 31, 2008 were $586,558, a reduction of 5% from $615,126 from the same period last year.  The professional services group is responsible for the installation of Visiphor’s products and training of Visiphor’s customers and business partners in the use of the Company’s products. It also includes the business integration consulting services division. The costs include salaries, travel and general overhead expenses. Costs for future periods will be dependent on the sales levels achieved by the Company. As the sales increase there will be a rise in the cost to maintain and expand this group. There is a relationship between sales volume and the cost required to deliver on those sales.

Technology Development

The technology development expenses for the three-month period ended March 31, 2008 were $301,238, a 41% reduction from the same period amount of $508,740 from 2007. The reduction is primarily related to the smaller number of development staff in the first quarter of 2008 as compared to the first quarter of 2007. With the financing received in March the Company can invest in technology advancements as it is crucial to the future success of Visiphor, and expects that costs will increase in future periods as new products are developed.

Net Loss for the Period

Visiphor was able to substantially reduce its net loss by 68% in the current quarter as compared to the same period in 2007. The net loss for the three-month ended March 31, 2008 was $214,884 a substantial reduction of $464,385compared to the net loss of $679,269 from the same period in 2007.

Summary of Quarterly Results

	Q1-2008	Q4-2007	Q3-2007	Q2-2007	Q1-2007	Q4-2006	Q3-2006	Q2-2006

Total Revenue	$1,498,269	1,040,572	1,121,492	863,755	1,277,277	1,458,707	1,120,766	1,488,828
Net Loss	(214,884)	(480,982)	(412,211)	(917,742)	(679,569)	(1,221,734)	(1,904,856)	(2,024,680)
Net loss per share	(0.00)	(0.01)	(0.01)	(0.02)	(0.02)	(0.03)	(0.04)	(0.05)
Net loss as a % of revenue	(14%)	(47%)	(37%)	(106%)	(53%)	(84%)	(170%)	(136%)

The Company’s changes in its net losses per quarter fluctuate according to the volume of sales. To date, there has been no consistency from one quarter to the next. Past quarterly performance is not considered to be indicative of future results. The Company is not aware of any significant seasonality affecting its sales.

Liquidity and Capital Resources

The Company’s aggregated cash on hand at the beginning of the three-month period ended March 31, 2008 was $128,423. The impact on cash of the loss of $214,884, after adjustment for non-cash items and changes to other working capital accounts in the period, resulted in a negative cash flow from operations of $478,718. The Company received financing of $1,750,000 during the quarter of which the Company plans to use for the development of new and exciting law enforcement and healthcare related products. During the quarter the Company also repaid capital leases of $26,548. These leases consist primarily of servers and computers. The Company also prepaid interest of $140,000 to the lenders of the convertible debt that was issued during the quarter. Further interest on this particular convertible debt will not be payable until March 2009 and will be payable at 8%. The Company also repaid a $25,000 loan that was borrowed in 2007 from an insider. Overall, the Company’s cash position increased by $977,256 to $1,105,679 at March 31, 2008. The Company plans to spend cash on the development of products and therefore predicts the cash balance to decline in future periods.

Off-Balance Sheet Arrangements

At March 31, 2008, the Company did not have any off-balance sheet arrangements.

Other Management Discussion & Analysis Requirements

i.

Additional information relating to the Company, including the Company’s Annual Information Form, is on available on SEDAR at www.sedar.com.

ii.

Share Capital at May 9, 2008

(a)

Authorized:

100,000,000 common shares without par value

50,000,000 preferred shares without par value, non-voting, issuable in one or more series

(d)

Issued

	Number of common shares	Amount
Balance, December 31, 2007 Issuance on exercise of options	44,781,445 666,664	$35,717,946 66,666

Balance, May 9, 2008	45,448,109	$35,784,612

(e)

Warrants:

At May 9, 2008, and December 31, 2007, the following warrants were outstanding:

December 31, 2007	Granted	Exercised	Expired	May 9, 2008	Exercise price	Expiry date
120,662	-	-	-	120,662	$0.50	February 19, 2009

The 120,662 warrants issued on February 19, 2007 for the settlement of an account payable of $48,265, carry an exercise price of $0.50 for the first year and $0.75 in the second year. The warrants expire on February 19, 2009.

Performance warrants:

On July 12, 2006, the Company issued a convertible debenture for proceeds of $1,600,000 (Note 6). Under the terms of the debenture, the Company will issue 2,350,000 ‘under-performance’ warrants if after the second anniversary of the debenture, the Company’s common shares are not trading at greater than $0.45 per share, based on a 30 day weighted average. Each warrant would entitle the holder to acquire one common share at any time up to December 15, 2009 at $0.30 per share. An amendment in May 2007 changed the warrant exercise price to $0.25. During the quarter ended March 31, 2008, the Company has recognized an obligation to issue warrants in the amount of $58,000 as an estimate of the fair value of the warrants which it now expects will be required to issue.  The related expense has been offset against the carrying value of the convertible debentures and will be amortized to interest expense over the remaining term to maturity.

 (d)

Options:

The Company has a stock option plan that was most recently amended at the Company’s annual general meeting of shareholders on May 11, 2007.  Under the terms of the plan, the Company may reserve up to 8,956,289 common shares for issuance.   The Company has granted stock options under the plan to certain employees, directors, advisors and consultants.  These options are granted for services provided to the Company.  All existing options granted prior to November 25, 2003 expire five years from the date of grant.  All options granted subsequent to November 25, 2003 expire three years from the date of the grant.  All options vest one-third on the date of the grant, one-third on the first anniversary of the date of the grant and one-third on the second anniversary of the date of the grant.

A summary of the status of the Company’s stock options at May 9, 2008 and December 31, 2007 and changes during the periods ended on those dates are presented below:

	May 9, 2008		December 31, 2007
	Weighted Average		Weighted Average
		Exercise Price		Exercise Price
	Shares		Shares
Outstanding, beginning of period	6,879,610	$0.20	8,292,500	$0.32
Granted	1,852,500	0.10	3,755,533	0.09
Exercised	(666,664)	0.10	(666,670)	0.10
Cancelled	(149,000)	0.28	(4,501,753)	0.35
Outstanding, end of period	8,214,446	$0.17	6,879,610	$0.20

The weighted average exercise price of employee stock options granted during the period ended May 9, 2008 was $0.10 (2007-$0.10) per share purchase option. The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model using the following average inputs:  volatility – 135% (2007-59%); risk free interest rate - 5% (2007-5%); option term - 3 years (2007-3 years); and dividend yield – nil (2007-nil).  The total compensation expense of $84,338 has been allocated to the expense account associated with each individual employee expense and credited to contributed surplus.

(e)

Conversion rights

Amount
Balance, December 31, 2007	$500,948

March 2008 convertible debenture	453,882

Balance, May 9, 2008	$954,830

Contributed surplus

Amount
Balance, December 31, 2007	3,614,633

Value of options expensed-2008	84,338

Balance, May 9, 2008	$3,698,971